Form 10-Q
period 2022-03-31
AVALONBAY COMMUNITIES INC
filed 2022-05-04
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number: 1-12672
AVALONBAY COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	77-0404318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4040 Wilson Blvd., Suite 1000
Arlington, Virginia 22203
(Address of principal executive offices) (Zip Code)
(703) 329-6300
(Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	AVB	New York Stock Exchange

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
Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

139,818,224 shares of common stock, par value $0.01 per share, were outstanding as of April 29, 2022.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	3/31/2022	12/31/2021
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,593,092	$4,564,723
Buildings and improvements	18,390,979	18,198,584
Furniture, fixtures and equipment	1,066,224	1,036,640
	24,050,295	23,799,947
Less accumulated depreciation	(6,389,336)	(6,208,610)
Net operating real estate	17,660,959	17,591,337
Construction in progress, including land	755,274	807,101
Land held for development	218,852	147,546
For-sale condominium inventory	110,763	146,535
Real estate assets held for sale, net	—	17,065
Total real estate, net	18,745,848	18,709,584

Cash and cash equivalents	343,457	420,251
Cash in escrow	113,954	123,537
Resident security deposits	34,512	33,757
Investments in unconsolidated entities	219,075	216,390
Deferred development costs	47,165	40,414
Prepaid expenses and other assets	217,327	211,484
Right of use lease assets	148,289	146,599
Total assets	$19,869,627	$19,902,016

LIABILITIES AND EQUITY
Unsecured notes, net	$7,250,902	$7,349,394
Variable rate unsecured credit facility and commercial paper	—	—
Mortgage notes payable, net	754,131	754,153
Dividends payable	224,552	225,392
Payables for construction	66,846	63,722
Accrued expenses and other liabilities	295,806	296,006
Lease liabilities	167,974	166,497
Accrued interest payable	67,561	50,300
Resident security deposits	61,227	59,787
Liabilities related to real estate assets held for sale	—	304
Total liabilities	8,888,999	8,965,555

Commitments and contingencies

Redeemable noncontrolling interests	3,336	3,368

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at March 31, 2022 and December 31, 2021; zero shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at March 31, 2022 and December 31, 2021; 139,818,068 and 139,751,926 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,399	1,398
Additional paid-in capital	10,711,327	10,716,414
Accumulated earnings less dividends	278,948	240,821
Accumulated other comprehensive loss	(14,938)	(26,106)
Total stockholders' equity	10,976,736	10,932,527
Noncontrolling interests	556	566
Total equity	10,977,292	10,933,093
Total liabilities and equity	$19,869,627	$19,902,016

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended
	3/31/2022	3/31/2021
Revenue:
Rental and other income	$613,175	$550,258
Management, development and other fees	752	877
Total revenue	613,927	551,135

Expenses:
Operating expenses, excluding property taxes	151,312	140,050
Property taxes	70,738	69,410
Expensed transaction, development and other pursuit costs, net of recoveries	987	(170)
Interest expense, net	56,526	52,613
Gain on extinguishment of debt, net	—	(122)
Depreciation expense	201,786	183,297
General and administrative expense	17,421	17,352
Total expenses	498,770	462,430

Income (loss) from investments in unconsolidated entities	317	(467)
Gain on sale of communities	148,800	53,727
Gain on other real estate transactions, net	37	427
Net for-sale condominium activity	236	(913)

Income before income taxes	264,547	141,479
Income tax (expense) benefit	(2,471)	755

Net income	262,076	142,234
Net income attributable to noncontrolling interests	(32)	(11)

Net income attributable to common stockholders	$262,044	$142,223

Other comprehensive income (loss):
Gain on cash flow hedges	10,155	—
Cash flow hedge losses reclassified to earnings	1,013	2,367
Comprehensive income	$273,212	$144,590

Earnings per common share - basic:
Net income attributable to common stockholders	$1.87	$1.02

Earnings per common share - diluted:
Net income attributable to common stockholders	$1.87	$1.02

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the three months ended
	3/31/2022	3/31/2021
Cash flows from operating activities:
Net income	$262,076	$142,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	201,786	183,297
Amortization of deferred financing costs	1,998	1,837
Amortization of debt discount	693	642
Gain on extinguishment of debt, net	—	(122)
Amortization of stock-based compensation	6,970	5,382
Equity in loss of, and return on, unconsolidated entities and noncontrolling interests, net of eliminations	913	1,994
Abandonment of development pursuits	8	246
Unrealized gain on terminated cash flow hedges	—	(2,654)
Cash flow hedge losses reclassified to earnings	1,013	2,367
Gain on sale of real estate assets	(148,837)	(54,154)
Gain on for-sale condominiums	(1,002)	(131)
(Decrease) increase in resident security deposits, prepaid expenses and other assets	(1,233)	9,423
Increase in accrued expenses, other liabilities and accrued interest payable	19,295	39,784
Net cash provided by operating activities	343,680	330,145

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(232,038)	(198,373)
Acquisition of real estate assets, including partnership interest	(95,426)	—
Capital expenditures - existing real estate assets	(29,472)	(28,020)
Capital expenditures - non-real estate assets	(2,472)	(2,234)
Increase (decrease) in payables for construction	3,124	(8,655)
Proceeds from sale of real estate, net of selling costs	230,617	76,543
Proceeds from the sale of for-sale condominiums, net of selling costs	37,119	13,569
Mortgage note receivable payments	1,946	1,250
Investments in unconsolidated entities	(3,598)	(10,032)
Net cash used in investing activities	(90,200)	(155,952)

Cash flows from financing activities:
Issuance of common stock, net	459	11
Dividends paid	(223,063)	(222,734)
Repayments of mortgage notes payable, including prepayment penalties	(362)	(28,488)
Repayment of unsecured notes, including prepayment penalties	(100,000)	—
Payment of deferred financing costs	(421)	—
Receipt for termination of forward interest rate swaps	—	6,962
Payment to noncontrolling interest	(16)	(22)
Payments related to tax withholding for share-based compensation	(16,353)	(13,228)
Distributions to DownREIT partnership unitholders	(12)	(12)
Distributions to joint venture and profit-sharing partners	(89)	(82)
Preferred interest obligation redemption and dividends	—	(400)
Net cash used in financing activities	(339,857)	(257,993)

Net decrease in cash, cash equivalents and cash in escrow	(86,377)	(83,800)

Cash, cash equivalents and cash in escrow, beginning of period	543,788	313,532
Cash, cash equivalents and cash in escrow, end of period	$457,411	$229,732

Cash paid during the period for interest, net of amount capitalized	$36,290	$37,252
See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and cash in escrow reported in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	For the three months ended
	3/31/2022	3/31/2021
Cash and cash equivalents	$343,457	$129,298
Cash in escrow	113,954	100,434
Cash, cash equivalents and cash in escrow reported in the Condensed Consolidated Statements of Cash Flows	$457,411	$229,732

Supplemental disclosures of non-cash investing and financing activities:

During the three months ended March 31, 2022:

•As described in Note 4, "Equity," the Company issued 132,135 shares of common stock as part of the Company's stock-based compensation plans, of which 54,053 shares related to the conversion of performance awards to shares of common stock, and the remaining 78,082 shares valued at $18,441,000 were issued in connection with new stock grants; 605 shares valued at $150,000 were issued through the Company's dividend reinvestment plan; 69,721 shares valued at $16,365,000 were withheld to satisfy employees' tax withholding and other liabilities; and 1,181 restricted shares with an aggregate value of $255,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•Common stock dividends declared but not paid totaled $222,754,000.

•The Company recorded an increase of $43,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•The Company recorded (i) an increase to prepaid expenses and other assets of $10,155,000 and a corresponding adjustment to accumulated other comprehensive loss and (ii) reclassified $1,013,000 of cash flow hedge losses from other comprehensive income (loss) to interest expense, net, to record the impact of the Company's derivative and hedge accounting activity.

During the three months ended March 31, 2021:

•The Company issued 149,520 shares of common stock as part of the Company's stock-based compensation plans, of which 56,545 shares related to the conversion of performance awards to shares of common stock, and the remaining 92,975 shares valued at $16,347,000 were issued in connection with new stock grants; 839 shares valued at $138,000 were issued through the Company's dividend reinvestment plan; 74,726 shares valued at $13,228,000 were withheld to satisfy employees' tax withholding and other liabilities; and 343 restricted shares with an aggregate value of $69,000 previously issued in connection with employee compensation were canceled upon forfeiture.

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

At March 31, 2022, the Company owned or held a direct or indirect ownership interest in 296 operating apartment communities containing 87,918 apartment homes in 12 states and the District of Columbia, of which 18 communities were under development and two were under redevelopment, as well as The Park Loggia, which contains 172 for-sale residential condominiums, of which 138 have been sold as of March 31, 2022, and 66,000 square feet of commercial space, of which 87% has been leased as of March 31, 2022. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 29 communities that, if developed as expected, will contain an estimated 10,122 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended
	3/31/2022	3/31/2021
Basic and diluted shares outstanding
Weighted average common shares - basic	139,559,904	139,291,187
Weighted average DownREIT units outstanding	7,500	7,500
Effect of dilutive securities	408,678	253,726
Weighted average common shares - diluted	139,976,082	139,552,413

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$262,044	$142,223
Net income allocated to unvested restricted shares	(523)	(324)
Net income attributable to common stockholders, adjusted	$261,521	$141,899

Weighted average common shares - basic	139,559,904	139,291,187

Earnings per common share - basic	$1.87	$1.02

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$262,044	$142,223
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	12	12
Adjusted net income attributable to common stockholders	$262,056	$142,235

Weighted average common shares - diluted	139,976,082	139,552,413

Earnings per common share - diluted	$1.87	$1.02

Certain options to purchase shares of common stock in the amount of 9,793 and 294,115 were outstanding as of March 31, 2022 and 2021, respectively, but were not included in the computation of diluted earnings per share because such options were anti-dilutive for the period.

Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, "Hedging Derivatives") for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into Hedging Derivatives for trading or other speculative purposes. The Company assesses the effectiveness of qualifying cash flow and fair value hedges, both at inception and on an on-going basis. Hedge ineffectiveness is reported as a component of interest expense, net. The fair values of Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair value of Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities. The Company does not present or disclose the fair value of Hedging Derivatives on a net basis. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of interest expense, net. For the Hedging Derivatives that qualify as effective cash flow hedges, the Company has recorded the cumulative changes in the fair value of Hedging Derivatives in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The effective portion of the change in fair value of the Hedging Derivatives that qualify as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding hedged item. See Note 11, “Fair Value,” for further discussion of derivative financial instruments.

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

Acquisitions of Investments in Real Estate

The Company accounts for acquisitions of real estate in accordance with the authoritative guidance for the initial measurement, which first requires that the Company determine if the real estate investment is the acquisition of an asset or a business combination. Under either model, the Company must identify and determine the fair value of any assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. Typical assets acquired and liabilities assumed include land, building, furniture, fixtures and equipment, debt and identified intangible assets and liabilities, consisting of the value of above or below market leases and in-place leases. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes various sources, including its own analysis of recently acquired and existing comparable properties in its portfolio and other market data. Consideration for acquisitions is typically in the form of cash unless otherwise disclosed. For a business combination, the Company records the assets acquired and liabilities assumed based on the fair value of each respective item. For an asset acquisition, the allocation of the purchase price is based on the relative fair value of the net assets. The Company expenses all applicable acquisition costs for a business combination and capitalizes all applicable acquisition costs for an asset acquisition. The Company expects that acquisitions of individual operating communities will generally be asset acquisitions.

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

For-Sale Condominium Inventory

The Company presents for-sale condominium inventory at historical cost and evaluates the condominiums for impairment when potential indicators exist, as further discussed in Note 5, "Investments."

Income Taxes

During the three months ended March 31, 2022, the Company recognized income tax expense of $2,471,000 primarily related to the condominium dispositions at The Park Loggia.

Leases

The Company is party to leases as both a lessor and a lessee, primarily as follows:

•lessor of residential and commercial space within its apartment communities; and
•lessee under (i) ground leases for land underlying current operating or development communities and certain commercial and parking facilities and (ii) office leases for its corporate headquarters and regional offices.

Lessee Considerations

The Company assesses whether a contract is or contains a lease based on whether the contract conveys the right to control the use of an identified asset, including specified portions of larger assets, for a period of time in exchange for consideration. The Company’s leases include both fixed and variable lease payments. Lease payments included in the lease liability include only fixed lease payments. For leases that have options to extend the term or terminate the lease early, the Company only factored the impact of such options into the lease term if the option was considered reasonably certain to be exercised. The Company determined the discount rate associated with its ground and office leases on a lease by lease basis using the Company’s actual borrowing rates as well as indicative market pricing for longer term rates and taking into consideration the remaining term of the lease agreements.

Lessor Considerations

The Company has determined that the residential and commercial leases at its apartment communities are operating leases. For leases that include rent concessions and/or fixed and determinable rent increases, rental income is recognized on a straight-line basis over the noncancellable term of the lease, which, for residential leases, is generally one year. Some of the Company’s commercial leases have renewal options which the Company will only include in the lease term if, at the commencement of the lease, it is reasonably certain that the lessee will exercise this option.

For the Company’s leases, which are comprised of a lease component and common area maintenance as a non-lease component, the Company determined that (i) the leases are operating leases, (ii) the lease component is the predominant component and (iii) all components of its operating leases share the same timing and pattern of transfer.

Revenue and Gain Recognition

Under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, the Company recognizes revenue for the transfer of goods and services to customers for consideration that the Company expects to receive. The majority of the Company’s revenue is derived from residential and commercial rental and other lease income, which are accounted for as discussed above, under "Leases". The Company's revenue streams that are not accounted for under ASC 842, Leases, include (i) management, development and other fees, (ii) rental and non-rental related income and (iii) gains or losses on the sale of real estate.

The following table details the Company’s revenue disaggregated by reportable operating segment, further discussed in Note 8, “Segment Reporting,” for the three months ended March 31, 2022 and 2021. Segment information for total revenue excludes real estate assets that were sold from January 1, 2021 through March 31, 2022, or otherwise qualify as held for sale as of March 31, 2022, as described in Note 6, "Real Estate Disposition Activities" (dollars in thousands):

	For the three months ended
	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the period ended March 31, 2022
Management, development and other fees and other ancillary items	$—	$—	$—	$752	$752
Rental and non-rental related income (2)	2,060	587	57	—	2,704
Total non-lease revenue (3)	2,060	587	57	752	3,456

Lease income (4)	544,779	45,012	17,461	—	607,252

Total revenue	$546,839	$45,599	$17,518	$752	$610,708

For the period ended March 31, 2021
Management, development and other fees and other ancillary items	$—	$—	$—	$877	$877
Rental and non-rental related income (2)	1,684	447	47	—	2,178
Total non-lease revenue (3)	1,684	447	47	877	3,055

Lease income (4)	501,509	20,511	7,026	—	529,046

Total revenue	$503,193	$20,958	$7,073	$877	$532,101

__________________________________
(1)Revenue represents third-party property management, developer fees and miscellaneous income and other ancillary items which are not allocated to a reportable segment.
(2)Amounts include revenue streams related to leasing activities that are not considered components of a lease, including but not limited to, apartment hold fees and application fees, as well as revenue streams not related to leasing activities, including but not limited to, vendor revenue sharing, building advertising, vending and dry cleaning revenue.
(3)Represents revenue accounted for under ASC 606.
(4)Represents residential and commercial rental and other lease income, which are accounted for under ASC 842.

Due to the nature and timing of the Company’s identified revenue streams, there are no material amounts of outstanding or unsatisfied performance obligations as of March 31, 2022.

Uncollectible Lease Revenue Reserves

The Company assesses the collectability of its lease revenue and receivables on an on-going basis, (i) assessing the probability of receiving all lease amounts due on a lease by lease basis, (ii) reserving all amounts for those leases where collection of substantially all of the remaining lease payments is not probable and (iii) subsequently, will only recognize revenue to the extent cash is received. If the Company determines that collection of the remaining lease payments becomes probable at a future date, the Company will recognize the cumulative revenue that would have been recorded under the original lease agreement.

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

COVID-19 Pandemic

In March 2020, the World Health Organization designated COVID-19 as a pandemic (the "Pandemic"). While the Company has taken actions in response to the Pandemic, the ultimate impact on its consolidated results of operations, cash flows, financial condition and liquidity will depend on, among other factors, (i) the effect of the Pandemic on the multifamily industry and the general economy, including from measures taken by businesses and the government, such as governmental limitations on multifamily owners' ability to evict residents who are delinquent in the payment of their rent and (ii) consumer and business preferences for living and working arrangements both during and after the Pandemic.

As of March 31, 2022, the Company assessed the collectibility of outstanding lease receivables considering the impact of the Pandemic, and recorded an aggregate offset to income for uncollectible lease revenue for its residential and commercial portfolios of $13,600,000 and $18,645,000 for the three months ended March 31, 2022 and 2021, respectively.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $7,100,000 and $8,799,000 for the three months ended March 31, 2022 and 2021, respectively.

3.  Debt

The Company's debt, which consists of unsecured notes, variable rate unsecured term loans (the "Term Loans"), mortgage notes payable, the Credit Facility and the Commercial Paper Program, as defined below, as of March 31, 2022 and December 31, 2021 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of March 31, 2022 and December 31, 2021, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities").

	3/31/2022	12/31/2021

Fixed rate unsecured notes (1)	$7,150,000	$7,150,000
Term Loans (1)	150,000	250,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	306,118	306,281
Variable rate mortgage notes payable - conventional and tax-exempt (2)	463,950	464,150
Total mortgage notes payable and unsecured notes and Term Loans	8,070,068	8,170,431
Credit Facility	—	—
Commercial paper	—	—
Total	$8,070,068	$8,170,431
_____________________________________
(1)Balances at March 31, 2022 and December 31, 2021 exclude $9,617 and $10,033, respectively, of debt discount, and $39,481 and $40,573, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Condensed Consolidated Balance Sheets.
(2)Balances at March 31, 2022 and December 31, 2021 exclude $13,251 and $13,528, respectively, of debt discount, and $2,686 and $2,750, respectively, of deferred financing costs, as reflected in mortgage notes payable, net on the accompanying Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2022, the Company repaid its $100,000,000 variable rate unsecured term loan at par upon maturity.

At March 31, 2022, the Company had a $1,750,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in February 2024. The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (1.23% at March 31, 2022), assuming a one month borrowing rate. The annual facility fee for the Credit Facility remained at 0.125%, resulting in a fee of $2,188,000 annually based on the $1,750,000,000 facility size and based on the Company's current credit rating.

The Company had no borrowings outstanding under the Credit Facility and had $6,914,000 and $11,969,000 outstanding in letters of credit that reduced the borrowing capacity as of March 31, 2022 and December 31, 2021, respectively. In addition, the Company had $39,831,000 and $39,581,000 outstanding in additional letters of credit unrelated to the Credit Facility as of March 31, 2022 and December 31, 2021, respectively.

In March 2022, the Company established an unsecured commercial paper note program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, unsecured commercial paper notes with varying maturities of less than one year. Amounts available under the Commercial Paper Program may be issued, repaid and re-issued from time to time, with the maximum aggregate face or principal amount outstanding at any one time not to exceed $500,000,000. The Commercial Paper Program is backstopped by liquidity under the Credit Facility, with the principal amount of the notes outstanding under the Commercial Paper Program effectively reducing the borrowing capacity under the Credit Facility by an amount equal to the value of such notes. The Company had no amounts outstanding under the Commercial Paper Program as of March 31, 2022.

In the aggregate, secured notes payable mature at various dates from March 2027 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,248,432,000, excluding communities classified as held for sale, as of March 31, 2022).

The weighted average interest rate of the Company's fixed rate secured notes payable (conventional and tax-exempt) was 3.7% at both March 31, 2022 and December 31, 2021. The weighted average interest rate of the Company's variable rate secured notes payable (conventional and tax-exempt), including the effect of certain financing related fees, was 2.1% and 1.7% at March 31, 2022 and December 31, 2021, respectively.

In addition to the Commercial Paper Program, scheduled payments and maturities of secured notes payable and unsecured notes outstanding at March 31, 2022 are as follows (dollars in thousands):

Year	Secured notes principal payments	Secured notes maturities	Unsecured notes and Term Loan maturities	Stated interest rate of unsecured notes and Term Loan
2022	$7,901	$—	$—	—
2023	8,999	—	350,000	4.200%
			250,000	2.850%
2024	9,837	—	300,000	3.500%
			150,000	LIBOR + 0.85%
2025	10,478	—	525,000	3.450%
			300,000	3.500%
2026	11,420	—	475,000	2.950%
			300,000	2.900%
2027	13,765	236,100	400,000	3.350%
2028	18,512	—	450,000	3.200%
			400,000	1.900%
2029	9,462	66,250	450,000	3.300%
2030	10,014	—	700,000	2.300%
2031	10,669	—	600,000	2.450%
Thereafter	111,538	245,123	700,000	2.050%
			350,000	3.900%
			300,000	4.150%
			300,000	4.350%
	$222,595	$547,473	$7,300,000

The Company was in compliance at March 31, 2022 with customary covenants under the Credit Facility and the Commercial Paper Program, the Term Loan and the Company's fixed rate unsecured notes.

4.  Equity

The following summarizes the changes in equity for the three months ended March 31, 2022 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2021	$1,398	$10,716,414	$240,821	$(26,106)	$10,932,527	$566	$10,933,093
Net income attributable to common stockholders	—	—	262,044	—	262,044	—	262,044
Gain on cash flow hedges, net	—	—	—	10,155	10,155	—	10,155
Cash flow hedge losses reclassified to earnings	—	—	—	1,013	1,013	—	1,013
Change in redemption value of redeemable noncontrolling interest	—	—	(43)	—	(43)	—	(43)
Noncontrolling interest distribution and income allocation	—	—	—	—	—	(10)	(10)
Dividends declared to common stockholders ($1.59 per share)	—	—	(222,373)	—	(222,373)	—	(222,373)
Issuance of common stock, net of withholdings	1	(14,263)	(1,501)	—	(15,763)	—	(15,763)
Amortization of deferred compensation	—	9,176	—	—	9,176	—	9,176
Balance at March 31, 2022	$1,399	$10,711,327	$278,948	$(14,938)	$10,976,736	$556	$10,977,292

The following summarizes the changes in equity for the three months ended March 31, 2021 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2020	$1,395	$10,664,416	$126,022	$(40,250)	$10,751,583	$591	$10,752,174
Net income attributable to common stockholders	—	—	142,223	—	142,223	—	142,223
Cash flow hedge losses reclassified to earnings	—	—	—	2,367	2,367	—	2,367
Change in redemption value of redeemable noncontrolling interest	—	—	(273)	—	(273)	—	(273)
Noncontrolling interest distribution and income allocation	—	—	—	—	—	(16)	(16)
Dividends declared to common stockholders ($1.59 per share)	—	—	(221,779)	—	(221,779)	—	(221,779)
Issuance of common stock, net of withholdings	1	(14,037)	958	—	(13,078)	—	(13,078)
Amortization of deferred compensation	—	7,286	—	—	7,286	—	7,286
Balance at March 31, 2021	$1,396	$10,657,665	$47,151	$(37,883)	$10,668,329	$575	$10,668,904

As of March 31, 2022 and December 31, 2021, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the three months ended March 31, 2022, the Company:

i.issued 4,304 shares of common stock in connection with stock options exercised;
ii.issued 605 shares of common stock through the Company's dividend reinvestment plan;
iii.issued 132,135 shares of common stock in connection with restricted stock grants and the conversion of performance awards to shares of common stock;
iv.withheld 69,721 shares of common stock to satisfy employees' tax withholding and other liabilities; and
v.canceled 1,181 shares of restricted common stock upon forfeiture.

Deferred compensation granted under the Company's Second Amended and Restated 2009 Equity Incentive Plan (the "2009 Plan") during the three months ended March 31, 2022 is not reflected on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2022, and will not be reflected until recognized as compensation cost.

In July 2020, the Company’s Board of Directors approved a stock repurchase program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "2020 Stock Repurchase Program"). Purchases of common stock under the 2020 Stock Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the three months ended March 31, 2022, the Company had no repurchases of shares under this program. As of March 31, 2022, the Company had $316,148,000 remaining authorized for purchase under this program.

In May 2019, the Company commenced a fifth continuous equity program ("CEP V") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and the Company's determinations of the appropriate funding sources. The Company engaged sales agents for CEP V who receive compensation of up to 1.5% of the gross sales price for shares sold. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During the three months ended March 31, 2022, the Company had no sales under this program. In December 2021, the Company entered into a forward contract under CEP V to sell 68,577 shares of common stock for approximate proceeds of $16,000,000 net of offering fees and discounts and based on the initial forward price, with settlement of the forward contract to occur on one or more dates not later than December 31, 2022. The final proceeds will be determined on the date(s) of settlement after adjustments for the Company's dividends and a daily interest factor. As of March 31, 2022, the Company had $705,961,000 remaining authorized for issuance under CEP V, after consideration of the forward contract.

5.  Investments

Unconsolidated Investments

As of March 31, 2022, the Company had investments in seven unconsolidated real estate entities with ownership interest percentages ranging from 20.0% to 50.0% and other unconsolidated investments including property technology investment funds. The Company accounts for its investments in unconsolidated entities under the equity method of accounting or under the measurement alternative with the carrying amount of the investment adjusted to fair value when there is an observable transaction for the same or similar investment of the same issuer indicating a change in fair value. The significant accounting policies of the Company's unconsolidated investments are consistent with those of the Company in all material respects. Certain of these investments are subject to various buy‑sell provisions or other rights which are customary in real estate joint venture agreements. The Company and its partners in these entities may initiate these provisions to either sell the Company's interest or acquire the interest from the Company's partner.

The following is a combined summary of the financial position of the Company's unconsolidated investments discussed above, accounted for using the equity method and presented on the accompanying Condensed Consolidated Balance Sheets as of the dates presented, including development joint ventures and unconsolidated communities sold during the respective periods (dollars in thousands):

	3/31/2022	12/31/2021
	(unaudited)
Assets:
Real estate, net	$1,198,088	$1,184,041
Other assets (1)	409,751	399,591
Total assets	$1,607,839	$1,583,632

Liabilities and partners' capital:
Mortgage notes payable, net (2)	$660,210	$645,235
Other liabilities	166,097	168,403
Partners' capital	781,532	769,994
Total liabilities and partners' capital	$1,607,839	$1,583,632
_________________________________
(1)    Consists primarily of property technology investment management funds, in-place leases and cash and cash equivalents.
(2)    Other than a construction loan on the AVA Arts District development, with $27,333 currently outstanding as of March 31, 2022 and reflected in the table above, the Company has not guaranteed any other outstanding debt, nor does the Company have any obligation to fund any debt that it has not guaranteed, should the unconsolidated entity be unable to do so.

The following is a combined summary of the operating results of the entities accounted for using the equity method discussed above and presented on the accompanying Condensed Consolidated Statements of Comprehensive Income, for the periods presented (dollars in thousands):

	For the three months ended
	3/31/2022	3/31/2021
	(unaudited)
Rental and other income (1)	$26,450	$26,398
Operating and other expenses	(11,383)	(13,631)
Gain on sale of communities	58	—
Interest expense, net	(6,026)	(7,668)
Depreciation expense	(7,318)	(8,478)
Net income	$1,781	$(3,379)

Company's share of net income	$416	$61
Direct investment gains, amortization of excess investment and other (2)	(99)	(528)
Income from investments in unconsolidated entities	$317	$(467)
_________________________________
(1)    Includes unrealized gains on the Company's indirect investments in property technology ventures accounted for under the equity method of accounting during the three months ended March 31, 2022.
(2) Includes unrealized gains on the Company’s direct investment in equity securities of property technology investments during the three months ended March 31, 2022.

Investments in Consolidated Real Estate Entities

During the three months ended March 31, 2022, the Company acquired Avalon Flatirons, located in Lafayette, CO, which contains 207 apartment homes and 16,000 square feet of commercial space and was acquired for a purchase price of $95,000,000.

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

Expensed Transaction, Development and Other Pursuit Costs

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities when future development is probable ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any non-recoverable capitalized pre-development costs are expensed. The Company expensed costs related to development pursuits not yet considered probable for development and the abandonment of Development Rights, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur. The amount for the three months ended March 31, 2022 was a net expense of $987,000. The amount for the three months ended March 31, 2021 was a net recovery of $170,000. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Casualty and Impairment of Long-Lived Assets

In the Company's evaluation of its real estate portfolio for impairment, as discussed below, it considered the impact of the Pandemic and did not identify any indicators of impairment as a result.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the

Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not recognize any impairment losses for the three months ended March 31, 2022 and 2021.

The Company evaluates its for-sale condominium inventory for potential indicators of impairment, considering whether the fair value of the individual for-sale condominium units exceeds the carrying value of those units. For-sale condominium inventory is stated at cost, unless the carrying amount of the inventory is not recoverable when compared to the fair value of each unit. The Company determines the fair value of its for-sale condominium inventory as the estimated sales price less direct costs to sell. For the three months ended March 31, 2022 and 2021, the Company did not recognize any impairment losses on its for-sale condominium inventory.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. During the three months ended March 31, 2022 and 2021, the Company did not recognize any impairment charges on its investment in land.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company's intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized for any of the Company's investments in unconsolidated real estate entities during the three months ended March 31, 2022 and 2021.

6.  Real Estate Disposition Activities

The following real estate sales occurred during the three months ended March 31, 2022 (dollars in thousands):

Community name	Location	Period of sale	Apartment homes	Gross sales price	Gain on disposition (1)
Avalon West Long Branch	West Long Branch, NJ	Q122	180	$75,000	$56,434
Avalon Ossining	Ossining, NY	Q122	168	$70,000	$40,512
Avalon East Norwalk	Norwalk, CT	Q122	240	$90,000	$51,762
_________________________________
(1)    Gain on disposition was reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

At March 31, 2022, the Company had no real estate assets that qualified as held for sale.

The Park Loggia

The Park Loggia, located in New York, NY, contains 172 for-sale residential condominiums and 66,000 square feet of commercial space. During the three months ended March 31, 2022, the Company sold 15 residential condominiums at The Park Loggia for gross proceeds of $40,336,000, resulting in a gain in accordance with GAAP of $1,002,000. As of March 31, 2022, there were 34 residential condominiums remaining to be sold. The Company incurred $766,000 and $1,044,000 during the three months ended March 31, 2022 and 2021, respectively, in marketing, operating and administrative costs. All amounts are included in net for-sale condominium activity, on the accompanying Condensed Consolidated Statements of Comprehensive Income. As of March 31, 2022 and December 31, 2021, the unsold for-sale residential condominiums at The Park Loggia had an aggregate carrying value of $110,763,000 and $146,535,000, respectively, presented as for-sale condominium inventory on the accompanying Condensed Consolidated Balance Sheets.

7. Commitments and Contingencies

Lease Obligations

The Company owns seven apartment communities and two commercial properties, located on land subject to ground leases expiring between July 2046 and April 2106. The Company has purchase options for all ground leases expiring prior to 2062. The ground leases for six of the seven apartment communities and the two commercial properties are operating leases, with rental expense recognized on a straight-line basis over the lease term. In addition, the Company is party to 12 leases for its corporate and regional offices with varying terms through 2031, all of which are operating leases.

As of March 31, 2022 and December 31, 2021, the Company had total operating lease assets of $120,004,000 and $118,370,000, respectively, and lease obligations of $147,866,000 and $146,377,000, respectively, reported as components of right of use lease assets and lease liabilities on the accompanying Condensed Consolidated Balance Sheets. The Company incurred costs of $3,706,000 and $3,827,000 for the three months ended March 31, 2022 and 2021, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease and four leases for portions of parking garages adjacent to apartment communities, that are finance leases. As of March 31, 2022 and December 31, 2021, the Company had total finance lease assets of $28,285,000 and $28,229,000, respectively, and total finance lease obligations of $20,107,000 and $20,120,000, respectively, reported as components of right of use lease assets and lease liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

The Company's segment disclosures present the measure(s) used by the chief operating decision maker ("CODM") for assessing each segment's performance. The Company's CODM is comprised of several members of its executive management team who use net operating income ("NOI") as the primary financial measure for Same Store communities and Other Stabilized communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, gain on extinguishment of debt, net, general and administrative expense, (income) loss from investments in unconsolidated entities, depreciation expense, income tax expense (benefit), gain on sale of communities, gain on other real estate transactions, net, net for-sale condominium activity and net operating income from real estate assets sold or held for sale. The CODM evaluates the Company's financial performance on a consolidated residential and commercial basis. The commercial results attributable to the non-apartment components of the Company's mixed-use communities and other nonresidential operations represent 2.0% and 1.5% of total NOI for the three months ended March 31, 2022 and 2021, respectively. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for the three months ended March 31, 2022 and 2021 is as follows (dollars in thousands):

	For the three months ended
	3/31/2022	3/31/2021
Net income	$262,076	$142,234
Property management and other indirect operating expenses, net of corporate income	28,113	24,470
Expensed transaction, development and other pursuit costs, net of recoveries	987	(170)
Interest expense, net	56,526	52,613
Gain on extinguishment of debt, net	—	(122)
General and administrative expense	17,421	17,352
(Income) loss from investments in unconsolidated entities	(317)	467
Depreciation expense	201,786	183,297
Income tax expense (benefit)	2,471	(755)
Gain on sale of communities	(148,800)	(53,727)
Gain on other real estate transactions, net	(37)	(427)
Net for-sale condominium activity	(236)	913
Net operating income from real estate assets sold or held for sale	(1,699)	(11,247)
Net operating income	$418,291	$354,898

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended
	3/31/2022	3/31/2021
Rental income from real estate assets sold or held for sale	$3,219	$19,034
Operating expenses from real estate assets sold or held for sale	(1,520)	(7,787)
Net operating income from real estate assets sold or held for sale	$1,699	$11,247

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table details the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2022. Segment information for the three months ended March 31, 2022 and 2021 has been adjusted to exclude the real estate assets that were sold from January 1, 2021 through March 31, 2022, or otherwise qualify as held for sale as of March 31, 2022, as described in Note 6, "Real Estate Disposition Activities."

	For the three months ended
	Total revenue	NOI	Gross real estate (1)
For the period ended March 31, 2022
Same Store
New England	$81,818	$52,587	$2,888,176
Metro NY/NJ	115,476	79,506	4,244,572
Mid-Atlantic	82,093	55,992	3,257,920
Southeast Florida	9,071	5,977	396,555
Denver, CO	6,315	4,727	320,803
Pacific Northwest	34,298	24,222	1,290,332
Northern California	96,729	68,699	3,651,325
Southern California	121,039	84,717	4,409,369
Total Same Store	546,839	376,427	20,459,052

Other Stabilized	45,599	29,542	2,511,859
Development / Redevelopment	17,518	12,322	1,721,164
Land Held for Development	N/A	N/A	218,852
Non-allocated (2)	752	N/A	224,257

Total	$610,708	$418,291	$25,135,184

For the period ended March 31, 2021
Same Store
New England	$74,871	$47,445	$2,862,749
Metro NY/NJ	106,846	73,273	4,215,804
Mid-Atlantic	78,105	53,051	3,233,446
Southeast Florida	7,241	4,189	394,451
Denver, CO	5,652	4,019	319,667
Pacific Northwest	30,532	20,391	1,283,372
Northern California	92,855	65,552	3,614,708
Southern California	107,091	72,535	4,363,142
Total Same Store	503,193	340,455	20,287,339

Other Stabilized	20,958	10,971	1,665,418
Development / Redevelopment	7,073	3,472	1,081,493
Land Held for Development	N/A	N/A	184,058
Non-allocated (2)	877	N/A	356,064

Total	$532,101	$354,898	$23,574,372
__________________________________
(1)Does not include gross real estate assets held for sale or classified as held for sale subsequent to March 31, 2021 of $485,631.
(2)Revenue represents third-party management, accounting, and developer fees and miscellaneous income and other ancillary items which are not allocated to a reportable segment. Gross real estate includes the for-sale residential condominiums at The Park Loggia, as discussed in Note 6, "Real Estate Disposition Activities."

9.  Stock-Based Compensation Plans

As part of its long-term compensation plans, the Company has granted stock options, performance awards and restricted stock under the 2009 Plan. Details of the outstanding awards and activity under the 2009 Plan for the three months ended March 31, 2022 are presented below.

Stock Options:

	2009 Plan shares	Weighted average exercise price per share
Options Outstanding at December 31, 2021	299,149	$178.71
Granted (1)	9,793	236.14
Exercised	(4,304)	141.41
Forfeited	(2,444)	180.32
Options Outstanding at March 31, 2022	302,194	$181.09
Options Exercisable at March 31, 2022	7,058	$135.62
__________________________________
(1)Grants are from recipient elections to receive a portion of earned restricted stock awards in the form of stock options.

Performance Awards:

	Performance awards	Weighted average grant date fair value per award (1)
Outstanding at December 31, 2021	284,522	$214.73
Granted (2)	72,189	255.01
Change in awards based on performance (3)	(20,356)	200.92
Converted to shares of common stock	(54,053)	217.33
Forfeited	(755)	223.60
Outstanding at March 31, 2022	281,547	$225.54
__________________________________
(1)Weighted average grant date fair value per award includes the impact of post grant modifications.
(2)The shares of common stock that may be earned is based on the total shareholder return metrics for the Company's common stock for 39,645 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 32,544 performance awards.
(3)Represents the change in the number of performance awards earned based on performance achievement.

The Company used a Monte Carlo model to assess the compensation cost associated with the portion of the performance awards granted for which achievement will be determined by using total shareholder return measures. For the awards granted in 2022, the assumptions used are as follows:

2022
Dividend yield	2.7%
Estimated volatility over the life of the plan (1)	16.1% - 36.8%
Risk free rate	0.72% - 1.68%
Estimated performance award value based on total shareholder return measure	$271.98
__________________________________
(1)Estimated volatility over the life of the plan is using 50% historical volatility and 50% implied volatility.

For the portion of the performance awards granted in 2022 for which achievement will be determined by using financial metrics, the compensation cost was based on a weighted average grant date value of $234.18, and the Company's estimate of corporate achievement for the financial metrics.

Restricted Stock:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2021	157,066	$192.90	74,627
Granted - restricted stock shares	78,082	236.17	—
Vested - restricted stock shares	(70,596)	195.83	(47,335)
Forfeited	(1,120)	219.75	(28)
Outstanding at March 31, 2022	163,432	$212.12	27,264

Total employee stock-based compensation cost recognized in income was $6,887,000 and $5,247,000 for the three months ended March 31, 2022 and 2021, respectively, and total capitalized stock-based compensation cost was $2,377,000 and $1,903,000 for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, there was a total unrecognized compensation cost of $67,583,000 for unvested restricted stock, stock options and performance awards, which is expected to be recognized over a weighted average period of 2.2 years. Forfeitures are included in compensation cost as they occur.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $752,000 and $877,000 for the three months ended March 31, 2022 and 2021, respectively. In addition, the Company had outstanding receivables associated with its property and construction management roles of $5,057,000 and $3,964,000 as of March 31, 2022 and December 31, 2021, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount of $515,000 and $465,000 in the three months ended March 31, 2022 and 2021, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $281,000 and $696,000 on March 31, 2022 and December 31, 2021, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

11.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

The Company uses Hedging Derivatives to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group, and monitors the credit ratings of counterparties and the exposure of the Company to any single entity. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at March 31, 2022 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps
Notional balance	$402,670	$150,000
Weighted average interest rate (1)	2.1%	N/A
Weighted average swapped/capped interest rate	6.1%	1.4%
Earliest maturity date	January 2024	November 2022
Latest maturity date	November 2026	November 2022
____________________________________
(1)For debt hedged by interest rate caps, represents the weighted average interest rate on the hedged debt prior to any impact of the associated interest rate caps.

As of March 31, 2022, the Company had $150,000,000 in aggregate outstanding pay fixed interest rate swap agreements that were entered into as hedges of changes in interest rates for our anticipated future debt issuance activity. At the time of the future debt issuance activity, the Company expects to cash settle the swaps and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

The Company had five derivatives not designated as hedges at March 31, 2022 for which the fair value changes for the three months ended March 31, 2022 and 2021 were not material. The Company did not have any derivatives designated as fair value hedges as of March 31, 2022 and 2021.

The following table summarizes the deferred losses reclassified from accumulated other comprehensive loss into earnings (dollars in thousands):

	For the three months ended
	3/31/2022	3/31/2021

Cash flow hedge losses reclassified to earnings	$1,013	$2,367

The Company anticipates reclassifying approximately $4,051,000 of net hedging losses from accumulated other comprehensive loss into earnings within the next 12 months as an offset to the hedged item during this period.

Redeemable Noncontrolling Interests

The Company issued and has outstanding 7,500 units of limited partnership interest in a DownREIT which can be presented for cash redemption as determined by the partnership agreement. Under the DownREIT agreement, for each limited partnership unit, the limited partner is entitled to receive cash in the amount equal to the fair value of the Company's common stock on or about the date of redemption. In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares of the Company's common stock. The limited partnership units in the DownREIT are valued using the market price of the Company's common stock, a Level 1 price under the fair value hierarchy.

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

Indebtedness

The Company values its fixed rate unsecured notes using quoted market prices, a Level 1 price within the fair value hierarchy. The Company values its mortgage notes payable, variable rate unsecured notes, including the Term Loans and any outstanding amounts under the Credit Facility and Commercial Paper Program using a discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The process also considers credit valuation adjustments to appropriately reflect the Company's nonperformance risk. The Company has concluded that the value of its mortgage notes payable, variable rate unsecured notes, Term Loans and any outstanding amounts under the Credit Facility and Commercial Paper Program are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy.

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	3/31/2022
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Non Designated Hedges
Interest Rate Caps	$955	$—	$955	$—
Interest Rate Swaps - Assets	13,359	—	13,359	—
DownREIT units	(1,863)	(1,863)	—	—
Indebtedness
Fixed rate unsecured notes	(7,040,472)	(7,040,472)	—	—
Mortgage notes payable and Term Loan	(841,293)	—	(841,293)	—
Total	$(7,869,314)	$(7,042,335)	$(826,979)	$—

	12/31/2021
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Non Designated Hedges
Interest Rate Caps	$225	$—	$225	$—
Interest Rate Swaps - Assets	3,204	—	3,204	—
DownREIT units	(1,895)	(1,895)	—	—
Indebtedness
Fixed rate unsecured notes	(7,624,560)	(7,624,560)	—	—
Mortgage notes payable, variable rate unsecured notes and Term Loans	(940,779)	—	(940,779)	—
Total	$(8,563,805)	$(7,626,455)	$(937,350)	$—

12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In April 2022, the Company completed an underwritten public offering of 2,000,000 shares of its common stock in connection with forward contracts entered into with certain financial institutions acting as forward purchasers. Assuming full physical settlement of the forward contracts, which the Company expects to occur no later than December 31, 2023, the Company will receive approximate proceeds of $494,200,000 net of offering fees and discounts and based on the initial forward price. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for the Company's dividends and a daily interest factor during the term of the forward contracts.

In April 2022, the Company entered into the first commitment under its mezzanine loan and preferred equity investment program (the "Structured Investment Program"), through which the Company will provide mezzanine loans or preferred equity investments to third party multifamily developers. This initial commitment is for a mezzanine loan of up to $52,575,000 to fund a multifamily development project in Denver, CO.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help provide an understanding of our business, financial condition and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under "Forward-Looking Statements" included in this report. Actual results or developments could differ materially from those projected in such statements as a result of the factors described under "Forward-Looking Statements" as well as the risk factors described in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021 (the "Form 10-K") and in Part II, Item 1A. "Risk Factors" in this report.

Capitalized terms used without definition have the meanings provided elsewhere in this Form 10-Q.

Executive Overview

Business Description

We develop, redevelop, acquire, own and operate multifamily apartment communities in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California, as well as in our expansion markets of Raleigh-Durham and Charlotte, North Carolina, Southeast Florida, Dallas and Austin, Texas, and Denver, Colorado. We focus on leading metropolitan areas that we believe historically have been characterized by growing employment in high wage sectors of the economy, higher home ownership cost and a diverse and vibrant quality of life. We believe these market characteristics have offered and will continue to offer the opportunity for superior long-term risk-adjusted returns on apartment community investments relative to other markets that do not have these characteristics. We seek to create long-term shareholder value by accessing cost effective capital; deploying that capital to develop, redevelop and acquire apartment communities in our markets; leveraging our scale and competencies in technology and data science to operate apartment communities; and selling communities when they no longer meet our long-term investment strategy or when pricing is attractive.

Our strategic vision is to be the leading apartment company in select U.S. markets, providing a range of distinctive living experiences that customers value. We pursue this vision by targeting what we believe are among the best markets and submarkets, leveraging our strategic capabilities in market research and consumer insight with disciplined capital allocation and balance sheet management. Our communities are predominately upscale and generally command among the highest rents in their markets. However, we also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services. We regularly evaluate the market allocation of our investments by current market value and share of total revenue and NOI, as well as relative asset value and submarket positioning.

First Quarter 2022 Operating Highlights

•Net income attributable to common stockholders for the three months ended March 31, 2022 was $262,044,000, an increase of $119,821,000, or 84.2%, as compared to the prior year period. The increase is primarily due to increases in real estate sales and related gains and NOI from communities, over the prior year period.

•Same Store NOI attributable to our apartment rental operations, including parking and other ancillary residential revenue ("Residential"), for the three months ended March 31, 2022 was $371,119,000, an increase of $34,684,000, or 10.3%, over the prior year period. The increase over the prior year period was due to an increase in Residential rental revenues of $42,320,000, or 8.5%, partially offset by an increase in Residential property operating expenses of $7,649,000, or 4.7%.

COVID-19 Pandemic

In response to the Pandemic, we adjusted our business operations to address the safety of and financial impacts on our residents and associates, including, in certain jurisdictions (i) providing flexible lease renewal options, (ii) creating payment plans for residents impacted by the Pandemic and (iii) waiving late fees and certain other customary fees associated with apartment rentals. To the extent still implemented, we may discontinue these measures at any time except where required by law.

The impact on our consolidated results of operations from the Pandemic for future periods will depend, among other factors, on (i) the effect of the Pandemic on the multifamily industry and the general economy, including from measures taken by businesses and the government, such as governmental limitations on the ability of multifamily owners to evict residents who are delinquent in the payment of their rent, and (ii) the preferences of consumers and businesses for living and working arrangements both during and after the Pandemic.

The Pandemic continues to impact our collections and associated outstanding receivables, with the impact partially mitigated by payments received under government rent relief programs. The following table presents the percentages of the following charges to residents that we have collected, including (i) apartment base rent charged to residents and (ii) other rentable items, such as parking and storage rent, along with pet and other fees in accordance with residential leases (collectively, "Collected Residential Revenue"), and excludes transactional and other fees for our 2022 Same Store communities. Collections also include rent relief payments, of which $11,946,000 was received during the three months ended March 31, 2022 and $28,823,000 during the year ended December 31, 2021.

	At quarter end (1)(2)	At April 30, 2022 (3)(4)
Q2 - Q4 2020	95.1%	98.4%
Q1 - Q4 2021	95.3%	99.0%
Q1 2022	94.9%	96.6%
_________________________

(1)Same Store communities' Residential collections presented in this table exclude Commercial revenue, which was 1.0% of our 2021 Same Store total revenue.
(2)The average Collected Residential Revenue percentage as of the last day in the respective quarter for the period.
(3)The percentage of Collected Residential Revenue as of April 30, 2022.
(4)Collected Residential Revenue for April 2022 at April 30, 2022 was 92.9%.

The collection rates are based on resident activity as reflected in our property management systems and are presented to provide information about collections trends during the Pandemic. Prior to the Pandemic, the collections information provided was not routinely produced for internal use by senior management or publicly disclosed and is a result of analysis that is not subject to internal controls over financial reporting. This information is not prepared in accordance with GAAP, does not reflect GAAP revenue or cash flow metrics and may be subject to adjustment in preparing GAAP revenue and cash flow metrics. Additionally, this information should not be interpreted as predicting our financial performance, results of operations or liquidity for any period. At March 31, 2022 and December 31, 2021, the outstanding rent receivable balance for residential and commercial tenants, net of reserves, of $19,734,000 and $18,594,000, respectively, which includes outstanding receivables for approved but not yet received rent relief payments.

First Quarter 2022 Development Highlights

At March 31, 2022, we owned or held a direct or indirect interest in:

•16 wholly-owned communities under construction, which are expected to contain 4,903 apartment homes with a projected total capitalized cost of $2,057,000,000, and two unconsolidated communities under construction, which are expected to contain 803 apartment homes with a projected total capitalized cost of $386,000,000.

•Land or rights to land on which we expect to develop an additional 29 apartment communities that, if developed as expected, will contain 10,122 apartment homes and will be developed for an aggregate total capitalized cost of $4,016,000,000.

First Quarter 2022 Real Estate Transaction Highlights

During the three months ended March 31, 2022, we sold three wholly-owned operating communities containing 588 apartment homes for $235,000,000 for a gain in accordance with GAAP of $148,708,000. In addition, we sold 15 residential condominiums at The Park Loggia for gross proceeds of $40,336,000, resulting in a gain in accordance with GAAP of $1,002,000.

During the three months ended March 31, 2022, we acquired Avalon Flatirons, located in Lafayette, CO, which contains 207 apartment homes and 16,000 square feet of commercial space, for a purchase price of $95,000,000.

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

Current Communities are categorized as Same Store, Other Stabilized, Lease-Up, Redevelopment, or Unconsolidated according to the following attributes:

•Same Store is composed of consolidated communities where a comparison of operating results from the prior year to the current year is meaningful as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period. For the three month periods ended March 31, 2022 and 2021, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2021, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale as of March 31, 2022 or probable for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•Other Stabilized is composed of completed consolidated communities that we own and that are not Same Store but that had stabilized occupancy, as defined above, as of January 1, 2022, or which were acquired subsequent to January 1, 2021. Other Stabilized includes stabilized operating communities in Charlotte, North Carolina and Dallas, Texas, the two new expansion markets we entered in 2021, but excludes communities that are conducting or are probable to conduct substantial redevelopment activities within the current year, as defined below.

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

As of March 31, 2022, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Same Store:
New England	38	9,774
Metro NY/NJ	42	12,258
Mid-Atlantic	38	12,931
Southeast Florida	4	1,214
Denver, CO	4	1,086
Pacific Northwest	18	4,807
Northern California	40	12,120
Southern California	57	16,766
Total Same Store	241	70,956

Other Stabilized:
New England	3	253
Metro NY/NJ	3	1,354
Mid-Atlantic	3	993
North Carolina	3	500
Southeast Florida	3	973
Texas	1	425
Denver, CO	1	207
Pacific Northwest	2	667
Northern California	1	200
Southern California	2	849
Total Other Stabilized	22	6,421

Lease-Up	3	1,187

Redevelopment	2	1,058

Unconsolidated	10	2,590

Total Current	278	82,212

Development	16	4,903

Unconsolidated Development	2	803

Total Communities	296	87,918

Development Rights	29	10,122

Results of Operations

As discussed above under “Executive Overview - COVID-19 Pandemic” and elsewhere in this report, the Pandemic continues to affect our business, and may continue to do so. See also Part II, Item 1A, “Risk Factors.” Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in Same Store NOI; NOI derived from acquisitions, development completions and development under construction and in lease-up; loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three months ended March 31, 2022 and 2021 follows (unaudited, dollars in thousands).

	For the three months ended
	3/31/2022	3/31/2021	$ Change	% Change

Revenue:
Rental and other income	$613,175	$550,258	$62,917	11.4%
Management, development and other fees	752	877	(125)	(14.3)%
Total revenue	613,927	551,135	62,792	11.4%

Expenses:
Direct property operating expenses, excluding property taxes	122,461	114,707	7,754	6.8%
Property taxes	70,738	69,410	1,328	1.9%
Total community operating expenses	193,199	184,117	9,082	4.9%

Corporate-level property management and other indirect operating expenses	(28,851)	(25,343)	(3,508)	13.8%
Expensed transaction, development and other pursuit costs, net of recoveries	(987)	170	(1,157)	N/A (1)
Interest expense, net	(56,526)	(52,613)	(3,913)	7.4%
Gain on extinguishment of debt, net	—	122	(122)	(100.0)%
Depreciation expense	(201,786)	(183,297)	(18,489)	10.1%
General and administrative expense	(17,421)	(17,352)	(69)	0.4%
Income (loss) from investments in unconsolidated entities	317	(467)	784	N/A (1)
Gain on sale of communities	148,800	53,727	95,073	177.0%
Gain on other real estate transactions, net	37	427	(390)	(91.3)%
Net for-sale condominium activity	236	(913)	1,149	N/A (1)
Income before income taxes	264,547	141,479	123,068	87.0%
Income tax (expense) benefit	(2,471)	755	(3,226)	N/A (1)
Net income	262,076	142,234	119,842	84.3%

Net income attributable to noncontrolling interests	(32)	(11)	(21)	190.9%

Net income attributable to common stockholders	$262,044	$142,223	$119,821	84.2%
_________________________
(1)Percent change is not meaningful.

Net income attributable to common stockholders increased $119,821,000, or 84.2%, to $262,044,000 for the three months ended March 31, 2022 as compared to the prior year period. The increase for the three months ended March 31, 2022 is primarily due to increases in real estate sales and related gains and NOI from communities, over the prior year period.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, gain on extinguishment of debt, net, general and administrative expense, (income) loss from investments in unconsolidated entities, depreciation expense, income tax expense (benefit), gain on sale of communities, gain on other real estate transactions, net, net for-sale condominium activity and net operating income from real estate assets sold or held for sale.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Residential NOI represents results attributable to our apartment rental operations, including parking and other ancillary residential revenue. Reconciliations of NOI and Residential NOI for the three months ended March 31, 2022 and 2021 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended
	3/31/2022	3/31/2021

Net income	$262,076	$142,234
Property management and other indirect operating expenses, net of corporate income	28,113	24,470
Expensed transaction, development and other pursuit costs, net of recoveries	987	(170)
Interest expense, net	56,526	52,613
Gain on extinguishment of debt, net	—	(122)
General and administrative expense	17,421	17,352
(Income) loss from investments in unconsolidated entities	(317)	467
Depreciation expense	201,786	183,297
Income tax expense (benefit)	2,471	(755)
Gain on sale of communities	(148,800)	(53,727)
Gain on other real estate transactions, net	(37)	(427)
Net for-sale condominium activity	(236)	913
Net operating income from real estate assets sold or held for sale	(1,699)	(11,247)
NOI	418,291	354,898

Commercial NOI (1)	(8,320)	(5,311)
Residential NOI	$409,971	$349,587
_________________________
(1)Represents results attributable to the non-apartment components of our mixed-use communities and other non-residential operations ("Commercial").

The Residential NOI changes for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 consist of changes in the following categories (unaudited, dollars in thousands):

For the three months ended
3/31/2022

Same Store	$34,684
Other Stabilized	17,035
Development / Redevelopment	8,665
Total	$60,384

The increase in our Same Store Residential NOI for the three months ended March 31, 2022 is due to an increase in rental revenue of $42,320,000, or 8.5%, partially offset by an increase in property operating expenses of $7,649,000, or 4.7%, over the three months ended March 31, 2021.

Rental and other income increased $62,917,000, or 11.4%, for the three months ended March 31, 2022, compared to the prior year period, primarily due to additional rental income generated from development, acquired and existing operating communities and an increase in rental rates at our Same Store communities, discussed below.

As discussed elsewhere in this report, the Pandemic, and direct and indirect related economic, regulatory and operating impacts, are likely to continue to adversely affect our rental revenue. Deteriorating financial conditions of our residents and commercial tenants, as well as regulations that limit our ability to evict residents and tenants, may continue to result in higher than normal uncollectible lease revenue. The Pandemic may also continue to depress consumer demand for our apartments for a variety of reasons, including (i) if consumers decide to live in markets that are less costly than ours for one or more reasons, such as a decline in their income, remote working arrangements, or if they cannot freely access neighborhood amenities like restaurants, gyms and entertainment venues; (ii) that consumers who would otherwise rent may seek home ownership; and (iii) ongoing downward pressures on demand for certain types of housing (e.g., corporate apartment homes) or by certain consumers (e.g., students or consumers who require seasonal job-related demand such as in the entertainment industry).

Consolidated Communities — The weighted average number of occupied apartment homes for consolidated communities increased to 77,081 apartment homes for the three months ended March 31, 2022, compared to 74,275 homes for the prior year period. The weighted average monthly rental revenue per occupied apartment home increased to $2,648 for the three months ended March 31, 2022 compared to $2,466 in the prior year period.

Same Store rental revenue increased $43,634,000, or 8.7%, for the three months ended March 31, 2022, compared to the prior year period.

•Residential rental revenue increased $42,320,000, or 8.5%, for the three months ended March 31, 2022, compared to the prior year period. The increase for the three months ended March 31, 2022 was partially due to a reduction in uncollectible lease revenue of $4,927,000. See below for a table detailing the change in Same Store Residential rental revenue by market for the three months ended March 31, 2022, including the attribution of the change between rental rates and Economic Occupancy.

•As a result of the Pandemic, we increased our use of residential concessions during the three months ended March 31, 2022 and 2021 relative to concessions granted prior to 2020. Concessions for our Same Store communities granted in the three months ended March 31, 2022 decreased from the prior year period by $13,757,000 to $2,373,000. We amortize concessions on a straight-line basis over the life of the respective leases (generally one year), reducing the income recognized over the lease term. The amortization of residential concessions for our Same Store communities decreased by $6,762,000 contributing to the increase in revenue in the three months ended March 31, 2022 as compared to the prior year period. The remaining net unamortized balance of Same Store residential concessions at March 31, 2022 was $8,261,000.

•Commercial rental revenue increased $1,314,000, or 27.4%, for the three months ended March 31, 2022, compared to the prior year period. The increase in Same Store Commercial revenue was due in part to a reduction in uncollectible lease revenue of $404,000 for the three months ended March 31, 2022.

The following table presents the increase in Same Store Residential rental revenue by component, for the three months ended March 31, 2022, compared to the prior year period (unaudited):

For the three months ended
3/31/2022
Residential rental revenue
Lease rates	4.8%
Concessions and other discounts	1.3%
Economic Occupancy	0.8%
Other rental revenue	0.6%
Uncollectible lease revenue	1.0%
Total Residential rental revenue	8.5%

The following table presents the change in Same Store Residential rental revenue, including the attribution of the change between rental rates and Economic Occupancy for the three months ended March 31, 2022 (unaudited, dollars in thousands).

	For the three months ended March 31, 2022
	Residential rental revenue				Average rental rates			Economic Occupancy (1)
			$ Change	% Change			% Change		% Change
	2022	2021	2022 to 2021	2022 to 2021	2022	2021	2022 to 2021	2022	2021	2022 to 2021
New England	$81,748	$74,913	$6,835	9.1%	$2,873	$2,674	7.4%	97.0%	95.3%	1.7%
Metro NY/NJ	114,004	105,163	8,841	8.4%	3,204	2,981	7.5%	96.8%	95.9%	0.9%
Mid-Atlantic	81,390	77,570	3,820	4.9%	2,194	2,104	4.3%	95.6%	95.0%	0.6%
Southeast Florida	9,056	7,227	1,829	25.3%	2,570	2,073	24.0%	96.8%	95.5%	1.3%
Denver, CO	6,314	5,652	662	11.7%	2,030	1,815	11.8%	95.5%	95.6%	(0.1)%
Pacific Northwest	32,981	29,484	3,497	11.9%	2,395	2,162	10.8%	95.5%	94.4%	1.1%
Northern California	95,581	92,095	3,486	3.8%	2,737	2,643	3.6%	96.0%	95.8%	0.2%
Southern California	119,315	105,965	13,350	12.6%	2,459	2,192	12.2%	96.5%	96.1%	0.4%
Total Same Store	$540,389	$498,069	$42,320	8.5%	$2,635	$2,447	7.7%	96.4%	95.6%	0.8%
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

Direct property operating expenses, excluding property taxes, increased $7,754,000, or 6.8%, for the three months ended March 31, 2022, compared to the prior year period. The increase for the three months ended March 31, 2022 is primarily due to the addition of newly developed and acquired apartment communities as well as increased operating expenses at our Same Store communities as discussed below.

Same Store Residential direct property operating expenses, excluding property taxes, represents 99.9% of total Same Store operating expenses for the three months ended March 31, 2022. Same Store Residential direct property operating expenses, excluding property taxes, increased $5,986,000, or 5.9%, for the three months ended March 31, 2022, compared to the prior year period. The increases for the three months ended March 31, 2022 are primarily due to increased utilities and maintenance costs as well as bad debt associated with resident expense reimbursements.

Property taxes increased $1,328,000, or 1.9%, for the three months ended March 31, 2022, compared to the prior year period. The increases for the three months ended March 31, 2022 are primarily due to the addition of newly developed and acquired apartment communities and increased assessments for our stabilized portfolio, partially offset by decreased property taxes from dispositions.

Same Store Residential property taxes represents 98.8% of total Same Store property taxes for the three months ended March 31, 2022. Same Store Residential property taxes increased $1,663,000, or 2.8%, for the three months ended March 31, 2022, compared to the prior year period. The increase for the three months ended March 31, 2022 is primarily due to the expiration of certain property tax incentive programs in New York City and increased assessments across the portfolio in the current year period.

Corporate-level property management and other indirect operating expenses increased $3,508,000, or 13.8%, for the three months ended March 31, 2022, compared to the prior year period, primarily due to increased compensation related costs as well as costs related to increased investment in technology initiatives in the current year period to improve future efficiency in services for residents and prospects.

Expensed transaction, development and other pursuit costs, net of recoveries primarily reflect costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and costs related to abandoned acquisition and disposition pursuits and any recoveries of costs incurred. These costs can be volatile, particularly in periods of increased acquisition pursuit activity, periods of economic downturn or when there is limited access to capital, and therefore may vary significantly from year to year. In addition, the timing for potential recoveries will not always align with the timing for expensing an abandoned pursuit. Expensed transaction, development and other pursuit costs, net of recoveries, increased $1,157,000 for the three months ended March 31, 2022, compared to the prior year period.

Interest expense, net increased $3,913,000, or 7.4%, for the three months ended March 31, 2022, compared to the prior year period. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, interest income and any mark to market impact from derivatives not in qualifying hedge relationships. The increases for the three months ended March 31, 2022 were primarily due to a decrease in the mark to market impact from the derivatives, a decrease in capitalized interest and an increase in the amount of unsecured indebtedness, partially offset by lower overall effective rates on unsecured indebtedness and a combination of a decrease in variable rates on, and amounts of, secured indebtedness.

Depreciation expense increased $18,489,000, or 10.1%, for the three months ended March 31, 2022, compared to the prior year period, primarily due to the addition of newly developed and acquired apartment communities, partially offset by dispositions.

Gain on sale of communities increased $95,073,000 for the three months ended March 31, 2022, compared to the prior year period. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area. The gains of $148,800,000 and $53,727,000 for the three months ended March 31, 2022 and 2021, respectively, were primarily due to the sale of three and one wholly-owned operating communities for the three months ended March 31, 2022 and 2021, respectively.

Net for-sale condominium activity is a net gain of $236,000 for the three months ended March 31, 2022 and a net expense of $913,000 for the three months ended March 31, 2021, and is comprised of the net gain before taxes on the sale of condominiums at The Park Loggia and associated marketing, operating and administrative costs. During the three months ended March 31, 2022, we sold 15 residential condominiums at The Park Loggia, for gross proceeds of $40,336,000, resulting in a gain in accordance with GAAP of $1,002,000. During the three months ended March 31, 2021, we sold 10 residential condominiums at The Park Loggia for gross proceeds of $14,609,000, resulting in a gain in accordance with GAAP of $131,000. In addition, we incurred $766,000 and $1,044,000 for the three months ended March 31, 2022 and 2021, respectively, in marketing, operating and administrative costs.

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

FFO and FFO adjusted for non-core items, or "Core FFO," as defined below, are generally considered by management to be appropriate supplemental measures of our operating and financial performance. In calculating FFO, we exclude gains or losses related to dispositions of previously depreciated property and exclude real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates. FFO can help with the comparison of the operating and financial performance of a real estate company between periods or as compared to different companies. By further adjusting for items that are not considered by us to be part of our core business operations, Core FFO can help with the comparison of the core operating performance year over year. We believe that in order to understand our operating results, FFO and Core FFO should be considered in conjunction with net income as presented in our Condensed Consolidated Financial Statements included elsewhere in this report.

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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended
	3/31/2022	3/31/2021

Net income attributable to common stockholders	$262,044	$142,223
Depreciation - real estate assets, including joint venture adjustments	200,652	182,314
Distributions to noncontrolling interests	12	12
Gain on sale of previously depreciated real estate	(148,800)	(53,727)
FFO attributable to common stockholders	313,908	270,822

Adjusting items:
Unconsolidated entity (gains) losses, net	(255)	101
Gain on extinguishment of consolidated debt	—	(122)
Gain on interest rate contract	(729)	(2,654)
Advocacy contributions	150	—
Executive transition compensation costs	402	1,781
Severance related costs	41	—
Development pursuit write-offs and expensed transaction costs, net of recoveries	159	(225)
Gain on for-sale condominiums (1)	(1,002)	(131)
For-sale condominium marketing, operating and administrative costs (1)	766	1,044
For-sale condominium imputed carry cost (2)	919	2,152
Gain on other real estate transactions, net	(37)	(427)
Legal settlements	130	60
Income tax expense (benefit) (3)	2,471	(755)
Core FFO attributable to common stockholders	$316,923	$271,646

Weighted average common shares outstanding - diluted	139,976,082	139,552,413

EPS per common share - diluted	$1.87	$1.02
FFO per common share - diluted	$2.24	$1.94
Core FFO per common share - diluted	$2.26	$1.95
_________________________
(1)The aggregate impact of (i) gain on for-sale condominiums and (ii) for-sale condominium marketing, operating and administrative costs is a net gain of $236 for the three months ended March 31, 2022 and a net expense of $913 for the three months ended March 31, 2021.
(2)Represents the imputed carry cost of for-sale residential condominiums at The Park Loggia. We computed this adjustment by multiplying the total capitalized cost of completed and unsold for-sale residential condominiums by our weighted average unsecured debt rate.
(3)Amount for the three months ended March 31, 2022 represents the recognition of taxes primarily associated with The Park Loggia.

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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of "Liquidity and Capital Resources" can be found later in this report:

	For the three months ended
	3/31/2022	3/31/2021
Net cash provided by operating activities	$343,680	$330,145
Net cash used in investing activities	$(90,200)	$(155,952)
Net cash used in financing activities	$(339,857)	$(257,993)

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

We had cash, cash equivalents and cash in escrow of $457,411,000 at March 31, 2022, a decrease of $86,377,000 from $543,788,000 at December 31, 2021. The following discussion relates to changes in cash, cash equivalents and cash in escrow due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities — Net cash provided by operating activities increased to $343,680,000 for the three months ended March 31, 2022 from $330,145,000 for the three months ended March 31, 2021, primarily due to increases in rental income, including the impact of uncollectible lease revenue.

Investing Activities — Net cash used in investing activities totaled $90,200,000 for the three months ended March 31, 2022. The net cash used was primarily due to:

•investment of $232,038,000 in the development and redevelopment of communities;
•acquisition of one operating community for $95,426,000; and
•capital expenditures of $31,944,000 for our operating communities and non-real estate assets.

These amounts were partially offset by:

•net proceeds from the disposition of three operating communities and ancillary real estate of $230,617,000; and
•net proceeds from the sale of for-sale residential condominiums of $37,119,000.

Financing Activities — Net cash used in financing activities totaled $339,857,000 for the three months ended March 31, 2022. The net cash used was primarily due to:

•payment of cash dividends in the amount of $223,063,000; and
•the repayment of the $100,000,000 variable rate unsecured term loan.

Variable Rate Unsecured Credit Facility

We have a $1,750,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in February 2024. The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (1.58% at April 29, 2022), assuming a one month borrowing rate. The annual facility fee for the Credit Facility remained at 0.125%, resulting in a fee of $2,188,000 annually based on the $1,750,000,000 facility size and based on our current credit rating.

We had no borrowings outstanding under the Credit Facility and had $6,914,000 outstanding in letters of credit that reduced our borrowing capacity as of April 29, 2022. In addition, we had $39,831,000 outstanding in additional letters of credit unrelated to the Credit Facility as of April 29, 2022.

Commercial Paper Program

In March 2022, we established an unsecured commercial paper note program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, we may issue, from time to time, unsecured commercial paper notes with varying maturities of less than one year. Amounts available under the Commercial Paper Program may be issued, repaid and re-issued from time to time, with the maximum aggregate face or principal amount outstanding at any one time not to exceed $500,000,000. The Commercial Paper Program is backstopped by liquidity under the Credit Facility, with the principal amount of the notes outstanding under the Commercial Paper Program effectively reducing the borrowing capacity under the Credit Facility by an amount equal to the value of such notes. As of April 29, 2022, we did not have any amounts outstanding under the Commercial Paper Program.

Financial Covenants

We are subject to financial covenants contained in the Credit Facility and the Commercial Paper Program, Term Loan and the indentures under which our unsecured notes were issued. The principal financial covenants include the following:

•limitations on the amount of total and secured debt in relation to our overall capital structure;
•limitations on the amount of our unsecured debt relative to the undepreciated basis of real estate assets that are not encumbered by property-specific financing; and
•minimum levels of debt service coverage.

We were in compliance with these covenants at March 31, 2022.

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

Continuous Equity Offering Program

In May 2019, we commenced our fifth continuous equity program ("CEP V") under which we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and our determinations of the appropriate funding sources. We engaged sales agents for CEP V who receive compensation of up to 1.5% of the gross sales price for shares sold. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement and to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During the three months ended March 31, 2022 and through April 29, 2022, we had no sales under this program. In December 2021, we entered into a forward contract under CEP V to sell 68,577 shares of common stock for approximate proceeds of $16,000,000 net of offering fees and discounts and based on the initial forward price, with settlement of the forward contract to occur on one or more dates not later than December 31, 2022. The final proceeds will be determined on the date(s) of settlement after adjustments for our dividends and a daily interest factor. As of April 29, 2022, we had $705,961,000 remaining authorized for issuance under this program, after consideration of the forward contract.

Forward Equity Offering

In April 2022, we completed an underwritten public offering of 2,000,000 shares of common stock offered in connection with forward contracts entered into with certain financial institutions acting as forward purchasers. Assuming full physical settlement of the forward contracts, which we expect to occur no later than December 31, 2023, we will receive approximate proceeds of $494,200,000 net of offering fees and discounts and based on the initial forward price. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for our dividends and a daily interest factor during the term of the forward contracts.

Interest Rate Swap Agreements

As of March 31, 2022, we had $150,000,000 in aggregate outstanding pay fixed interest rate swap agreements that were entered into as hedges of changes in interest rates for our anticipated debt issuance activity. At the time of the future debt issuance activity, we expect to cash settle the swaps and either pay or receive cash for the then current fair value. Assuming that we issue the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

Stock Repurchase Program

In July 2020, our Board of Directors approved a stock repurchase program under which we may acquire shares of our common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "2020 Stock Repurchase Program"). Purchases of common stock under the 2020 Stock Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors including price, corporate and regulatory requirements and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the three months ended March 31, 2022 and through April 29, 2022, we had no repurchases of shares under this program. As of April 29, 2022, we had $316,148,000 remaining authorized for purchase under this program.

Future Financing and Capital Needs — Debt Maturities and Material Obligations

One of our principal long-term liquidity needs is the repayment of long-term debt at maturity. For both our unsecured and secured notes, a portion of the principal of these notes may be repaid prior to maturity. Early retirement of our unsecured or secured notes could result in gains or losses on extinguishment. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance or otherwise provide liquidity to satisfy the debt at maturity. This refinancing may be accomplished by uncollateralized private or public debt offerings, equity issuances, additional debt financing that is secured by mortgages on individual communities or groups of communities or borrowings under our Credit Facility or Commercial Paper Program. In addition, to the extent we have amounts outstanding under the Commercial Paper Program, we are obligated to repay the short-term indebtedness at maturity through either current cash on hand or by incurring other indebtedness, including by way of borrowing under our Credit Facility. Although we believe we will have the capacity to meet our currently anticipated liquidity needs, we cannot assure you that capital from additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

During the three months ended March 31, 2022, we repaid our $100,000,000 variable rate unsecured term loan at par upon maturity.

The following table details our consolidated debt obligations, including the effective interest rate and contractual maturity dates, and principal payments for periodic amortization and maturities for the next five years, excluding our Credit Facility and Commercial Paper Program and amounts outstanding related to communities classified as held for sale, for debt outstanding at March 31, 2022 and December 31, 2021 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest other than as disclosed related to the AVA Arts District construction loan.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2021	3/31/2022	2022	2023	2024	2025	2026	Thereafter
Tax-exempt bonds
Fixed rate
Avalon at Chestnut Hill	6.16%	Oct-2047		$35,770	$35,607	$501	$699	$737	$778	$820	$32,072
				35,770	35,607	501	699	737	778	820	32,072
Variable rate
Avalon Acton	1.55%	Jul-2040	(3)	45,000	45,000	—	—	—	—	—	45,000
Avalon Clinton North	2.20%	Nov-2038	(3)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	2.20%	Nov-2038	(3)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	2.13%	May-2029	(3)	88,300	88,300	5,600	6,100	6,800	7,300	8,100	54,400
Avalon San Bruno I	2.09%	Dec-2037	(3)	62,350	62,150	1,800	2,200	2,300	2,400	2,500	50,950
				464,150	463,950	7,400	8,300	9,100	9,700	10,600	418,850
Conventional loans
Fixed rate
$250 million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	250,000	—	—	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	350,000	—	—	—	—
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	300,000	—	—	—
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	525,000	—	—
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	300,000	—	—
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	—	475,000	—
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	—	300,000	—
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	—	—	400,000
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	—	450,000
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	—	—	450,000
$700 million unsecured notes	2.69%	Mar-2030		700,000	700,000	—	—	—	—	—	700,000
$600 million unsecured notes	2.65%	Jan-2031		600,000	600,000	—	—	—	—	—	600,000
$700 million unsecured notes	2.16%	Jan-2032		700,000	700,000	—	—	—	—	—	700,000
$400 million unsecured notes	2.03%	Dec-2028		400,000	400,000	—	—	—	—	—	400,000
Avalon Walnut Creek	4.00%	Jul-2066		4,161	4,161	—	—	—	—	—	4,161
eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	—	—	41,400
eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	—	—	111,500
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	—	—	32,200
Avalon San Bruno III	2.38%	Mar-2027		51,000	51,000	—	—	—	—	—	51,000
Avalon Cerritos	3.35%	Aug-2029		30,250	30,250	—	—	—	—	—	30,250
				7,420,511	7,420,511	—	600,000	300,000	825,000	775,000	4,920,511

Variable rate
Term Loan - $100 million	—%	Feb-2022	(4)	100,000	—	—	—	—	—	—	—
Term Loan - $150 million	1.22%	Feb-2024		150,000	150,000	—	—	150,000	—	—	—
				250,000	150,000	—	—	150,000	—	—	—

Total indebtedness - excluding Credit Facility and Commercial Paper				$8,170,431	$8,070,068	$7,901	$608,999	$459,837	$835,478	$786,420	$5,371,433
_________________________
(1)Rates are given as of March 31, 2022 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.
(2)Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $49,098 and $50,606 as of March 31, 2022 and December 31, 2021, respectively, and deferred financing costs and debt discount associated with secured notes of $15,937 and $16,278 as of March 31, 2022 and December 31, 2021, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.
(3)Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.
(4)During 2022, we repaid this borrowing at its scheduled maturity date.

In addition to consolidated debt, we have scheduled contractual obligations associated with (i) ground leases for land underlying current operating or development communities and commercial and parking facilities and (ii) office leases for our corporate headquarters and regional offices. As of March 31, 2022, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Future Financing and Capital Needs — Portfolio and Capital Markets Activity

We invest in various real estate and real estate related investments, which include (i) the acquisition, development and redevelopment of communities both wholly-owned and through the formation of joint ventures, (ii) investments in other real estate-related ventures through direct and indirect investments in property technology and environmentally focused companies and investment management funds and (iii) other indirect investments in real estate through our mezzanine loan and preferred equity investment program (the "Structured Investment Program"), all as further discussed below.

In 2022, we expect to meet our liquidity needs from one or more of a variety of internal and external sources, which may include (i) real estate dispositions, (ii) cash balances on hand as well as cash generated from our operating activities, (iii) borrowing capacity under the Credit Facility, (iv) issuances under the Commercial Paper Program and (v) secured and unsecured debt financings. Additional sources of liquidity in 2022 may include the issuance of common and preferred equity, including the issuance of shares of our common stock under CEP V. Our ability to obtain additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

Before beginning new construction or reconstruction activity in 2022, including activity related to communities owned by unconsolidated joint ventures, we plan to source sufficient capital to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may abandon Development Rights, write-off associated pre-development costs that were capitalized and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such Development Rights or reconstruction activity and significant losses could be incurred.

From time to time we use joint ventures to hold or develop individual real estate assets. We generally employ joint ventures to mitigate asset concentration or market risk and secondarily as a source of liquidity. We may also use joint ventures related to mixed-use land development opportunities and new markets where our partners bring development and operational expertise and/or experience to the venture. Each joint venture or partnership agreement has been individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement. We cannot assure you that we will achieve our objectives through joint ventures.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments - Operating Communities

As of March 31, 2022, we had investments in the following unconsolidated real estate entities accounted for under the equity method of accounting, excluding development joint ventures. See Note 5, "Investments," of the Condensed Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of March 31, 2022, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of apartment homes	Total capitalized cost	Debt (1)
						Interest rate	Maturity date
Unconsolidated Real Estate Investments				Amount	Type

NYTA MF Investors LLC
1. Avalon Bowery Place I - New York, NY		206	$212,412	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II - New York, NY		90	91,060	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside - New York, NY (2)		295	211,310	112,155	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea - New York, NY (3)		305	128,999	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line - New York, NY (3)		405	121,499	84,000	Fixed	4.01%	Jan 2029
Total NYTA MF Investors LLC	20.0%	1,301	765,280	395,594		3.88%

Archstone Multifamily Partners AC LP
1. Avalon Studio 4121 - Studio City, CA		149	57,277	26,121	Fixed	3.34%	Nov 2022
2. Avalon Station 250 - Dedham, MA		285	99,672	50,853	Fixed	3.73%	Sep 2022
3. Avalon Grosvenor Tower - Bethesda, MD		237	81,098	39,422	Fixed	3.74%	Sep 2022
Total Archstone Multifamily Partners AC LP	28.6%	671	238,047	116,396		3.65%

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	129,232	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	19,383	20,219	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	148,615	123,219		3.27%

Total Unconsolidated Investments		2,590	$1,151,942	$635,209		3.72%
_____________________________
(1)We have not guaranteed the debt of these unconsolidated investees and bear no responsibility for the repayment unless otherwise disclosed.
(2)Borrowing on this community is comprised of two mortgage loans. The interest rate is the weighted average interest rate as of March 31, 2022.
(3)Borrowing on this dual-branded community is comprised of a single mortgage loan.

Unconsolidated Investments - Development Communities

The following table presents a summary of the Unconsolidated Development Communities.

Unconsolidated Development Community		Company ownership percentage	# of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual (2) occupancy	Estimated completion
1.	Avalon Alderwood Mall Lynnwood, WA	50.0%	328	$110	Q4 2019	Q4 2021	Q3 2022
2.	AVA Arts District (3)(4) Los Angeles, CA	25.0%	475	276	Q3 2020	Q1 2023	Q4 2023
	Total		803	$386
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
(4)As of March 31, 2022, we have contributed our total equity investment in AVA Arts District of $28,088,000. The venture has secured a variable rate construction loan with a maximum borrowing of $167,147,000 to fund approximately 60% of the development of AVA Arts District, of which $27,333,000 has been drawn as of March 31, 2022. The venture commenced draws under the loan subsequent to required equity contributions by the venture partners. We guarantee the construction loan on behalf of the venture, and any obligations we may incur under the guarantee, except for those due to our misconduct, are required capital contributions of the partners based on ownership interest.

Development Communities

As of March 31, 2022, we owned or held a direct interest in 16 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 4,903 apartment homes and 39,000 square feet of commercial space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,057,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate.

The following table presents a summary of the Development Communities.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy (2)	Estimated completion	Estimated stabilized operations (3)
1.	Avalon Harrison (4) Harrison, NY	143	$88	Q4 2018	Q3 2021	Q1 2023	Q3 2023
2.	Avalon Brea Place Brea, CA	653	293	Q2 2019	Q1 2021	Q3 2022	Q1 2023
3.	AVA RiNo Denver, CO	246	87	Q4 2019	Q4 2021	Q2 2022	Q4 2022
4.	Avalon Harbor Isle Island Park, NY	172	91	Q4 2020	Q2 2022	Q3 2022	Q1 2023
5.	Avalon Somerville Station Somerville, NJ	375	117	Q4 2020	Q2 2022	Q3 2023	Q1 2024
6.	Avalon North Andover North Andover, MA	170	56	Q2 2021	Q4 2022	Q1 2023	Q3 2023
7.	Avalon Brighton Boston, MA	180	89	Q2 2021	Q1 2023	Q2 2023	Q4 2023
8.	Avalon Merrick Park Miami, FL	254	101	Q2 2021	Q1 2023	Q2 2023	Q4 2023
9.	Avalon Amityville I Amityville, NY	338	129	Q2 2021	Q3 2023	Q2 2024	Q1 2025
10.	Avalon Bothell Commons I Bothell, WA	472	203	Q2 2021	Q2 2023	Q1 2024	Q3 2024
11.	Avalon Westminster Promenade Denver, CO	312	107	Q3 2021	Q3 2023	Q4 2023	Q2 2024
12.	Avalon West Dublin Dublin, CA	499	270	Q3 2021	Q4 2023	Q1 2025	Q2 2025
13.	Avalon Princeton Circle Princeton, NJ	221	84	Q4 2021	Q1 2023	Q4 2023	Q1 2024
14.	Avalon Montville Montville, NJ	350	127	Q4 2021	Q3 2023	Q3 2024	Q4 2024
15.	Avalon Redmond Campus (5) Redmond, WA	214	80	Q4 2021	Q3 2023	Q1 2024	Q2 2024
16.	Avalon Governor's Park Denver, CO	304	135	Q1 2022	Q2 2024	Q3 2024	Q1 2025
	Total	4,903	$2,057
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
(5)Avalon Redmond Campus is a densification of the existing eaves Redmond Campus operating community, where 48 existing older apartment homes were demolished and will be replaced by a new Avalon branded 214 apartment home community.

During the three months ended March 31, 2022, we completed the development of the following wholly-owned communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	Avalon Foundry Row Owings Mill, MD	$437	$98	364,310	$269
2.	Avalon Woburn Woburn, MA	350	120	329,792	$364
	Total	787	$218
____________________________________
(1)Total capitalized cost is as of March 31, 2022. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.

Development Rights

At March 31, 2022, we had $218,852,000 in acquisition and related capitalized costs for direct interests in 10 land parcels we own. In addition, we had $47,165,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to (i) 15 Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land, as well as (ii) costs incurred for four Development Rights that are additional development phases of existing stabilized operating communities we own and which will be constructed on land currently adjacent to or directly associated with those operating communities for which we own the land. Collectively, the land held for development and associated costs for deferred development rights relate to 29 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 10,122 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. During the three months ended March 31, 2022, we incurred a charge of $987,000 for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed.

Structured Investment Program

In April 2022, we entered into the first commitment under the Structured Investment Program through which we will provide mezzanine loans or preferred equity investments to third party multifamily developers. The initial commitment under the Structured Investment Program is for a mezzanine loan of up to $52,575,000 to fund a multifamily development project in Denver, CO.

You should carefully review Part I, Item 1A. "Risk Factors" of our Form 10-K, as well as the discussion under Part II, Item 1A. "Risk Factors" in this report, for a discussion of the risks associated with our investment activity.

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

Many of our West Coast communities are located within the general vicinity of active earthquake faults. Many of our communities are near, and thus susceptible to, the major fault lines in California, including the San Andreas Fault, the Hayward Fault or other geological faults that are known or unknown. We cannot assure you that an earthquake would not cause damage or losses greater than our current insured levels. We procure property damage and resulting business interruption insurance coverage with a loss limit of $175,000,000 for any single occurrence and in the annual aggregate for losses resulting from earthquakes subject to deductibles and self-insured retentions. However, for any losses resulting from earthquakes at communities located in California or Washington, the loss limit is $200,000,000 for any single occurrence and in the annual aggregate subject to deductibles and self-insured retentions.

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

•the impact of the Pandemic on our business, results of operations and financial condition;

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

•interest rates;

•general economic conditions including the potential impacts from current economic conditions, including rising interest rates and general price inflation, and the Pandemic;

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

Risks and uncertainties that might cause such differences include those related to the Pandemic, including, among other factors, (i) the Pandemic's effect on the multifamily industry and the general economy, including from measures taken by businesses and the government, such as governmental limitations on the ability of multifamily owners to evict residents who are delinquent in the payment of their rent and (ii) the preferences of consumers and businesses for living and working arrangements both during and after the Pandemic. In addition, the effects of the Pandemic are likely to heighten the following risks, which we routinely face in our business.

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

•the possibility that we may choose to pay dividends in our stock instead of cash, which may result in stockholders having to pay taxes with respect to such dividends in excess of the cash received, if any; and

•investments made under the Structured Investment Program in either mezzanine debt or preferred equity of third party multifamily development may not be repaid as expected or the development may not be completed on schedule, which could require us to engage in litigation, foreclosure actions, and/or first party project completion to recover our investment, which may not be recovered in full or at all in such event.

Critical Accounting Policies and Estimates

Preparing financial statements in conformity with GAAP requires management judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Our critical accounting policies consist of the following: (i) cost capitalization and (ii) abandoned pursuit costs and asset impairment. Our critical accounting policies and estimates have not changed materially from the discussion of our significant accounting policies found in Management's Discussion and Analysis and Results of Operations in our Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2021.

ITEM 4.    CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors that could materially affect our business, financial condition or future results discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 in Part I, Item 1A. "Risk Factors." The risks described in our Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors since December 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1 - January 31, 2022	105	$241.22	—	$316,148
February 1 - February 28, 2022	3,582	$244.48	—	$316,148
March 1 - March 31, 2022	66,034	$234.18	—	$316,148
Total	69,721	$234.72	—
___________________________________

(1)Consists of shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.
(2)In July 2020, the Board of Directors approved the 2020 Stock Repurchase Program, under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000. Purchases of common stock under the 2020 Stock Repurchase Program may be exercised from time to time in the Company’s discretion and in such amounts as market conditions warrant. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice.

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
Form of Agreement for Grant of Performance-Based Restricted Stock Units with attached Award Terms and noted variations for Mr. Naughton's 2022-2024 award (subject to changes in the following for future agreements: metrics used; target, threshold and maximum levels of achievement for each metric; and weightings between the metrics). (Filed herewith.)

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
The following financial materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements. (Filed herewith.)

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

AVALONBAY COMMUNITIES, INC.

Date:	May 4, 2022	/s/ Benjamin W. Schall
Benjamin W. Schall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 4, 2022	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)