Form 10-Q
period 2022-06-30
AVALONBAY COMMUNITIES INC
filed 2022-08-03
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

139,830,922 shares of common stock, par value $0.01 per share, were outstanding as of July 29, 2022.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	6/30/2022	12/31/2021
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,604,654	$4,564,723
Buildings and improvements	18,467,287	18,198,584
Furniture, fixtures and equipment	1,093,649	1,036,640
	24,165,590	23,799,947
Less accumulated depreciation	(6,542,795)	(6,208,610)
Net operating real estate	17,622,795	17,591,337
Construction in progress, including land	800,663	807,101
Land held for development	194,458	147,546
For-sale condominium inventory	73,622	146,535
Real estate assets held for sale, net	107,118	17,065
Total real estate, net	18,798,656	18,709,584

Cash and cash equivalents	152,522	420,251
Cash in escrow	107,669	123,537
Resident security deposits	36,252	33,757
Investments in unconsolidated entities	222,438	216,390
Deferred development costs	51,227	40,414
Prepaid expenses and other assets	252,839	211,484
Right of use lease assets	147,174	146,599
Total assets	$19,768,777	$19,902,016

LIABILITIES AND EQUITY
Unsecured notes, net	$7,252,785	$7,349,394
Variable rate unsecured credit facility and commercial paper	—	—
Mortgage notes payable, net	748,408	754,153
Dividends payable	225,014	225,392
Payables for construction	58,698	63,722
Accrued expenses and other liabilities	279,985	296,006
Lease liabilities	166,519	166,497
Accrued interest payable	52,249	50,300
Resident security deposits	62,951	59,787
Liabilities related to real estate assets held for sale	1,227	304
Total liabilities	8,847,836	8,965,555

Commitments and contingencies

Redeemable noncontrolling interests	2,930	3,368

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at June 30, 2022 and December 31, 2021; zero shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at June 30, 2022 and December 31, 2021; 139,829,896 and 139,751,926 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,399	1,398
Additional paid-in capital	10,727,193	10,716,414
Accumulated earnings less dividends	195,035	240,821
Accumulated other comprehensive loss	(6,166)	(26,106)
Total stockholders' equity	10,917,461	10,932,527
Noncontrolling interests	550	566
Total equity	10,918,011	10,933,093
Total liabilities and equity	$19,768,777	$19,902,016

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Revenue:
Rental and other income	$643,655	$560,935	$1,256,830	$1,111,194
Management, development and other fees	904	808	1,656	1,685
Total revenue	644,559	561,743	1,258,486	1,112,879

Expenses:
Operating expenses, excluding property taxes	156,389	141,622	307,701	281,673
Property taxes	70,865	70,776	141,603	140,186
Expensed transaction, development and other pursuit costs, net of recoveries	2,364	1,653	3,351	1,483
Interest expense, net	58,797	56,104	115,323	108,717
Gain on extinguishment of debt, net	—	—	—	(122)
Depreciation expense	199,302	184,472	401,088	367,769
General and administrative expense	21,291	18,465	38,712	35,817
Casualty and impairment loss	—	1,177	—	1,177
Total expenses	509,008	474,269	1,007,778	936,700

Income from investments in unconsolidated entities	2,480	26,559	2,797	26,092
Gain on sale of communities	404	334,569	149,204	388,296
Gain on other real estate transactions, net	43	32	80	459
Net for-sale condominium activity	(71)	(647)	165	(1,560)

Income before income taxes	138,407	447,987	402,954	589,466
Income tax benefit (expense)	159	(10)	(2,312)	745

Net income	138,566	447,977	400,642	590,211
Net loss (income) attributable to noncontrolling interests	125	(24)	93	(35)

Net income attributable to common stockholders	$138,691	$447,953	$400,735	$590,176

Other comprehensive income (loss):
Gain (loss) on cash flow hedges	7,759	(822)	17,914	(822)
Cash flow hedge losses reclassified to earnings	1,013	2,366	2,026	4,733
Comprehensive income	$147,463	$449,497	$420,675	$594,087

Earnings per common share - basic:
Net income attributable to common stockholders	$0.99	$3.21	$2.87	$4.23

Earnings per common share - diluted:
Net income attributable to common stockholders	$0.99	$3.21	$2.86	$4.23

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the six months ended
	6/30/2022	6/30/2021
Cash flows from operating activities:
Net income	$400,642	$590,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	401,088	367,769
Amortization of deferred financing costs	3,950	3,675
Amortization of debt discount	1,387	1,320
Gain on extinguishment of debt, net	—	(122)
Amortization of stock-based compensation	17,681	13,185
Equity in (income) loss of, and return on, unconsolidated entities and noncontrolling interests, net of eliminations	(1)	2,989
Real estate casualty loss	—	831
Abandonment of development pursuits	738	685
Unrealized gain on terminated cash flow hedges	—	(2,654)
Cash flow hedge losses reclassified to earnings	2,026	4,733
Gain on sale of real estate assets	(149,284)	(412,060)
Gain on sale of for-sale condominiums	(1,469)	(706)
Decrease in resident security deposits, prepaid expenses and other assets	(31,336)	(16,329)
(Decrease) increase in accrued expenses, other liabilities and accrued interest payable	(5,374)	15,102
Net cash provided by operating activities	640,048	568,629

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(414,107)	(325,692)
Acquisition of real estate assets, including partnership interest	(165,117)	(118,572)
Capital expenditures - existing real estate assets	(64,356)	(57,157)
Capital expenditures - non-real estate assets	(5,665)	(2,584)
Decrease in payables for construction	(5,024)	(27,294)
Proceeds from sale of real estate, net of selling costs	230,660	575,431
Proceeds from the sale of for-sale condominiums, net of selling costs	75,182	48,655
Note receivable lending	(6,055)	(113)
Note receivable payments	4,021	1,556
Distributions from unconsolidated entities	2,000	22,331
Investments in unconsolidated entities	(8,047)	(27,356)
Net cash (used in) provided by investing activities	(356,508)	89,205

Cash flows from financing activities:
Issuance of common stock, net	2,010	2,372
Dividends paid	(445,226)	(444,572)
Repayments of mortgage notes payable, including prepayment penalties	(6,427)	(34,734)
Repayment of unsecured notes	(100,000)	—
Payment of deferred financing costs	(421)	—
Receipt for termination of forward interest rate swaps	—	6,962
Payment to noncontrolling interest	(29)	(33)
Payments related to tax withholding for share-based compensation	(16,379)	(13,228)
Distributions to DownREIT partnership unitholders	(24)	(24)
Distributions to joint venture and profit-sharing partners	(181)	(164)
Preferred interest obligation redemption and dividends	(460)	(840)
Net cash used in financing activities	(567,137)	(484,261)

Net (decrease) increase in cash, cash equivalents and cash in escrow	(283,597)	173,573

Cash, cash equivalents and cash in escrow, beginning of period	543,788	313,532
Cash, cash equivalents and cash in escrow, end of period	$260,191	$487,105

Cash paid during the period for interest, net of amount capitalized	$106,443	$101,703
See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and cash in escrow reported in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	For the six months ended
	6/30/2022	6/30/2021
Cash and cash equivalents	$152,522	$297,036
Cash in escrow	107,669	190,069
Cash, cash equivalents and cash in escrow reported in the Condensed Consolidated Statements of Cash Flows	$260,191	$487,105

Supplemental disclosures of non-cash investing and financing activities:

During the six months ended June 30, 2022:

•As described in Note 4, "Equity," the Company issued 135,860 shares of common stock as part of the Company's stock-based compensation plans, of which 54,053 shares related to the conversion of performance awards to shares of common stock, and the remaining 81,807 shares valued at $19,236,000 were issued in connection with new stock grants; 1,211 shares valued at $298,000 were issued through the Company's dividend reinvestment plan; 69,834 shares valued at $16,389,000 were withheld to satisfy employees' tax withholding and other liabilities; and 2,878 restricted shares with an aggregate value of $610,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•Common stock dividends declared but not paid totaled $223,215,000.

•The Company recorded a decrease of $125,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•The Company recorded (i) an increase to prepaid expenses and other assets of $17,914,000 and a corresponding adjustment to accumulated other comprehensive loss and (ii) reclassified $2,026,000 of cash flow hedge losses from other comprehensive income (loss) to interest expense, net, to record the impact of the Company's derivative and hedge accounting activity.

During the six months ended June 30, 2021:

•The Company issued 151,186 shares of common stock as part of the Company's stock-based compensation plans, of which 56,545 shares related to the conversion of performance awards to shares of common stock, and the remaining 94,641 shares valued at $16,687,000 were issued in connection with new stock grants; 1,561 shares valued at $274,000 were issued through the Company's dividend reinvestment plan; 74,726 shares valued at $13,228,000 were withheld to satisfy employees' tax withholding and other liabilities; and 709 restricted shares with an aggregate value of $140,000 previously issued in connection with employee compensation were canceled upon forfeiture.

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

At June 30, 2022, the Company owned or held a direct or indirect ownership interest in 299 operating apartment communities containing 89,037 apartment homes in 12 states and the District of Columbia, of which 17 communities were under development and two were under redevelopment. The Company also has an ownership interest in The Park Loggia. The Park Loggia contains 172 for-sale residential condominiums and 66,000 square feet of commercial space, of which 151 condominiums have been sold and the leasing of the commercial space has been completed as of June 30, 2022. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 32 communities that, if developed as expected, will contain an estimated 10,913 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended		For the six months ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Basic and diluted shares outstanding
Weighted average common shares - basic	139,630,291	139,373,963	139,595,098	139,332,575
Weighted average DownREIT units outstanding	7,500	7,500	7,500	7,500
Effect of dilutive securities	296,687	269,176	352,682	261,451
Weighted average common shares - diluted	139,934,478	139,650,639	139,955,280	139,601,526

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$138,691	$447,953	$400,735	$590,176
Net income allocated to unvested restricted shares	(247)	(902)	(756)	(1,267)
Net income attributable to common stockholders, adjusted	$138,444	$447,051	$399,979	$588,909

Weighted average common shares - basic	139,630,291	139,373,963	139,595,098	139,332,575

Earnings per common share - basic	$0.99	$3.21	$2.87	$4.23

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$138,691	$447,953	$400,735	$590,176
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	12	12	24	24
Adjusted net income attributable to common stockholders	$138,703	$447,965	$400,759	$590,200

Weighted average common shares - diluted	139,934,478	139,650,639	139,955,280	139,601,526

Earnings per common share - diluted	$0.99	$3.21	$2.86	$4.23

Certain options to purchase shares of common stock in the amount of 8,222 and 292,544 were outstanding as of June 30, 2022 and 2021, respectively, but were not included in the computation of diluted earnings per share because such options were anti-dilutive for the period.

Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, "Hedging Derivatives") for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into Hedging Derivatives for trading or other speculative purposes. The Company assesses the effectiveness of qualifying cash flow and fair value hedges, both at inception and on an on-going basis. Hedge ineffectiveness is reported as a component of interest expense, net. The fair values of Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair values of Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities. The Company does not present or disclose the fair value of Hedging Derivatives on a net basis. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of interest expense, net. For the Hedging Derivatives that qualify as effective cash flow hedges, the Company has recorded the cumulative changes in the fair value of Hedging Derivatives in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The effective portion of the change in fair value of the Hedging Derivatives that qualify as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding hedged item. See Note 11, “Fair Value,” for further discussion of derivative financial instruments.

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

Income Taxes

During the six months ended June 30, 2022, the Company recognized income tax expense of $2,312,000 primarily related to the condominium dispositions at The Park Loggia.

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

The following table details the Company’s revenue disaggregated by reportable operating segment, further discussed in Note 8, “Segment Reporting,” for the three and six months ended June 30, 2022 and 2021. Segment information for total revenue excludes real estate assets that were sold from January 1, 2021 through June 30, 2022, or otherwise qualify as held for sale as of June 30, 2022, as described in Note 6, "Real Estate Disposition Activities" (dollars in thousands):

	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the three months ended June 30, 2022
Management, development and other fees and other ancillary items	$—	$—	$—	$904	$904
Rental and non-rental related income (2)	2,534	762	88	—	3,384
Total non-lease revenue (3)	2,534	762	88	904	4,288

Lease income (4)	565,642	47,946	20,984	—	634,572

Total revenue	$568,176	$48,708	$21,072	$904	$638,860

For the three months ended June 30, 2021
Management, development and other fees and other ancillary items	$—	$—	$—	$808	$808
Rental and non-rental related income (2)	1,954	427	66	—	2,447
Total non-lease revenue (3)	1,954	427	66	808	3,255

Lease income (4)	500,257	26,459	8,885	—	535,601

Total revenue	$502,211	$26,886	$8,951	$808	$538,856

	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the six months ended June 30, 2022
Management, development and other fees and other ancillary items	$—	$—	$—	$1,656	$1,656
Rental and non-rental related income (2)	4,588	1,348	145	—	6,081
Total non-lease revenue (3)	4,588	1,348	145	1,656	7,737

Lease income (4)	1,104,835	92,960	38,444	—	1,236,239

Total revenue	$1,109,423	$94,308	$38,589	$1,656	$1,243,976

For the six months ended June 30, 2021
Management, development and other fees and other ancillary items	$—	$—	$—	$1,685	$1,685
Rental and non-rental related income (2)	3,630	874	112	—	4,616
Total non-lease revenue (3)	3,630	874	112	1,685	6,301

Lease income (4)	996,531	46,970	15,912	—	1,059,413

Total revenue	$1,000,161	$47,844	$16,024	$1,685	$1,065,714
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
(4)Represents residential and commercial rental and other lease income, accounted for under ASC 842.

Due to the nature and timing of the Company’s identified revenue streams, there were no material amounts of outstanding or unsatisfied performance obligations as of June 30, 2022.

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

The Company recorded an aggregate offset to income for uncollectible lease revenue for its residential and commercial portfolios of $7,061,000 and $15,065,000 for the three months ended June 30, 2022 and 2021, respectively, and $20,660,000 and $33,710,000 for the six months ended June 30, 2022 and 2021, respectively, under ASC 842 and ASC 450.

COVID-19 Pandemic

In March 2020, the World Health Organization designated COVID-19 as a pandemic (the "Pandemic"). The ultimate impact of the Pandemic on the Company's consolidated results of operations, cash flows, financial condition and liquidity will depend on, among other factors, (i) the effect of the Pandemic on the multifamily industry and the general economy, including from measures taken by businesses and the government, such as governmental limitations on multifamily owners' ability to evict residents who are delinquent in the payment of their rent and (ii) consumer and business preferences for living and working arrangements.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $8,193,000 and $8,362,000 for the three months ended June 30, 2022 and 2021, respectively, and $15,293,000 and $17,161,000 for the six months ended June 30, 2022 and 2021, respectively.

3.  Debt

The Company's debt, which consists of unsecured notes, variable rate unsecured term loans (the "Term Loans"), mortgage notes payable, the Credit Facility and the Commercial Paper Program, each as defined below, as of June 30, 2022 and December 31, 2021 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of June 30, 2022 and December 31, 2021, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities").

	6/30/2022	12/31/2021

Fixed rate unsecured notes (1)	$7,150,000	$7,150,000
Term Loans (1)	150,000	250,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	305,953	306,281
Variable rate mortgage notes payable - conventional and tax-exempt (2)	458,050	464,150
Total mortgage notes payable and unsecured notes and Term Loans	8,064,003	8,170,431
Credit Facility	—	—
Commercial paper	—	—
Total	$8,064,003	$8,170,431
_____________________________________
(1)Balances at June 30, 2022 and December 31, 2021 exclude $9,201 and $10,033, respectively, of debt discount, and $38,014 and $40,573, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Condensed Consolidated Balance Sheets.
(2)Balances at June 30, 2022 and December 31, 2021 exclude $12,973 and $13,528, respectively, of debt discount, and $2,622 and $2,750, respectively, of deferred financing costs, as reflected in mortgage notes payable, net on the accompanying Condensed Consolidated Balance Sheets.

During the six months ended June 30, 2022, the Company repaid its $100,000,000 variable rate unsecured term loan at par upon maturity.

At June 30, 2022, the Company had a $1,750,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in February 2024. The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (2.56% at June 30, 2022), assuming a one month borrowing rate. The annual facility fee for the Credit Facility remained at 0.125%, resulting in a fee of $2,188,000 annually based on the $1,750,000,000 facility size and based on the Company's current credit rating.

The Company had no borrowings outstanding under the Credit Facility and had $6,914,000 and $11,969,000 outstanding in letters of credit that reduced the borrowing capacity as of June 30, 2022 and December 31, 2021, respectively. In addition, the Company had $42,181,000 and $39,581,000 outstanding in additional letters of credit unrelated to the Credit Facility as of June 30, 2022 and December 31, 2021, respectively.

In March 2022, the Company established an unsecured commercial paper note program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, unsecured commercial paper notes with varying maturities of less than one year. Amounts available under the Commercial Paper Program may be issued, repaid and re-issued from time to time, with the maximum aggregate face or principal amount outstanding at any one time not to exceed $500,000,000. The Commercial Paper Program is backstopped by the Company's commitment to maintain available borrowing capacity under the Credit Facility in an amount equal to actual borrowings under the Commercial Paper Program. The Company had no amounts outstanding under the Commercial Paper Program as of June 30, 2022.

In the aggregate, secured notes payable mature at various dates from March 2027 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,240,598,000, excluding communities classified as held for sale, as of June 30, 2022).

The weighted average interest rate of the Company's fixed rate secured notes payable (conventional and tax-exempt) was 3.7% at both June 30, 2022 and December 31, 2021. The weighted average interest rate of the Company's variable rate secured notes payable (conventional and tax-exempt), including the effect of certain financing related fees, was 2.5% and 1.7% at June 30, 2022 and December 31, 2021, respectively.

In addition to the Commercial Paper Program, scheduled payments and maturities of secured notes payable and unsecured notes outstanding at June 30, 2022 were as follows (dollars in thousands):

Year	Secured notes principal payments	Secured notes maturities	Unsecured notes and Term Loan maturities	Stated interest rate of unsecured notes and Term Loan
2022	$1,837	$—	$—	—
2023	8,999	—	350,000	4.200%
			250,000	2.850%
2024	9,837	—	300,000	3.500%
			150,000	LIBOR + 0.85%
2025	10,478	—	525,000	3.450%
			300,000	3.500%
2026	11,420	—	475,000	2.950%
			300,000	2.900%
2027	13,765	236,100	400,000	3.350%
2028	18,512	—	450,000	3.200%
			400,000	1.900%
2029	9,462	66,250	450,000	3.300%
2030	10,014	—	700,000	2.300%
2031	10,669	—	600,000	2.450%
Thereafter	111,537	245,123	700,000	2.050%
			350,000	3.900%
			300,000	4.150%
			300,000	4.350%
	$216,530	$547,473	$7,300,000

The Company was in compliance at June 30, 2022 with customary covenants under the Credit Facility and the Commercial Paper Program, the Term Loan and the Company's fixed rate unsecured notes.

4.  Equity

The following summarizes the changes in equity for the six months ended June 30, 2022 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2021	$1,398	$10,716,414	$240,821	$(26,106)	$10,932,527	$566	$10,933,093
Net income attributable to common stockholders	—	—	262,044	—	262,044	—	262,044
Gain on cash flow hedges, net	—	—	—	10,155	10,155	—	10,155
Cash flow hedge losses reclassified to earnings	—	—	—	1,013	1,013	—	1,013
Change in redemption value of redeemable noncontrolling interest	—	—	(43)	—	(43)	—	(43)
Noncontrolling interest distribution and income allocation	—	—	—	—	—	(10)	(10)
Dividends declared to common stockholders ($1.59 per share)	—	—	(222,373)	—	(222,373)	—	(222,373)
Issuance of common stock, net of withholdings	1	(14,263)	(1,501)	—	(15,763)	—	(15,763)
Amortization of deferred compensation	—	9,176	—	—	9,176	—	9,176
Balance at March 31, 2022	$1,399	$10,711,327	$278,948	$(14,938)	$10,976,736	$556	$10,977,292
Net income attributable to common stockholders	—	—	138,691	—	138,691	—	138,691
Gain on cash flow hedges, net	—	—	—	7,759	7,759	—	7,759
Cash flow hedge losses reclassified to earnings	—	—	—	1,013	1,013	—	1,013
Change in redemption value of redeemable noncontrolling interest	—	—	168	—	168	—	168
Noncontrolling interest distribution and income allocation	—	—	—	—	—	(6)	(6)
Dividends declared to common stockholders ($1.59 per share)	—	—	(222,772)	—	(222,772)	—	(222,772)
Issuance of common stock, net of withholdings	—	1,683	—	—	1,683	—	1,683
Amortization of deferred compensation	—	14,183	—	—	14,183	—	14,183
Balance at June 30, 2022	$1,399	$10,727,193	$195,035	$(6,166)	$10,917,461	$550	$10,918,011

The following summarizes the changes in equity for the six months ended June 30, 2021 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2020	$1,395	$10,664,416	$126,022	$(40,250)	$10,751,583	$591	$10,752,174
Net income attributable to common stockholders	—	—	142,223	—	142,223	—	142,223
Cash flow hedge losses reclassified to earnings	—	—	—	2,367	2,367	—	2,367
Change in redemption value of redeemable noncontrolling interest	—	—	(273)	—	(273)	—	(273)
Noncontrolling interest distribution and income allocation	—	—	—	—	—	(16)	(16)
Dividends declared to common stockholders ($1.59 per share)	—	—	(221,779)	—	(221,779)	—	(221,779)
Issuance of common stock, net of withholdings	1	(14,037)	958	—	(13,078)	—	(13,078)
Amortization of deferred compensation	—	7,286	—	—	7,286	—	7,286
Balance at March 31, 2021	$1,396	$10,657,665	$47,151	$(37,883)	$10,668,329	$575	$10,668,904
Net income attributable to common stockholders	—	—	447,953	—	447,953	—	447,953
Loss on cash flow hedges, net	—	—	—	(822)	(822)	—	(822)
Cash flow hedge losses reclassified to earnings	—	—	—	2,366	2,366	—	2,366
Change in redemption value of redeemable noncontrolling interest	—	—	(255)	—	(255)	—	(255)
Noncontrolling interest distribution and income allocation	—	—	—	—	—	(7)	(7)
Dividends declared to common stockholders ($1.59 per share)	—	—	(222,451)	—	(222,451)	—	(222,451)
Issuance of common stock, net of withholdings	—	2,496	—	—	2,496	—	2,496
Amortization of deferred compensation	—	10,403	—	—	10,403	—	10,403
Balance at June 30, 2021	$1,396	$10,670,564	$272,398	$(36,339)	$10,908,019	$568	$10,908,587

As of June 30, 2022 and December 31, 2021, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the six months ended June 30, 2022, the Company:

i.issued 4,304 shares of common stock in connection with stock options exercised;
ii.issued 1,211 shares of common stock through the Company's dividend reinvestment plan;
iii.issued 135,860 shares of common stock in connection with restricted stock grants and the conversion of performance awards to shares of common stock;
iv.withheld 69,834 shares of common stock to satisfy employees' tax withholding and other liabilities;
v.issued 9,307 shares of common stock through the Employee Stock Purchase Plan; and
vi.canceled 2,878 shares of restricted common stock upon forfeiture.

Deferred compensation granted under the Company's Second Amended and Restated 2009 Equity Incentive Plan (the "2009 Plan") during the six months ended June 30, 2022 does not impact the Company's Condensed Consolidated Financial Statements until recognized as compensation cost.

In July 2020, the Company’s Board of Directors approved a stock repurchase program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "2020 Stock Repurchase Program"). Purchases of common stock under the 2020 Stock Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the six months ended June 30, 2022, the Company had no repurchases of shares under this program. As of June 30, 2022, the Company had $316,148,000 remaining authorized for purchase under this program.

In May 2019, the Company commenced a fifth continuous equity program ("CEP V") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and the Company's determinations of the appropriate funding sources. The Company engaged sales agents for CEP V who receive compensation of up to 1.5% of the gross sales price for shares sold. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During the three and six months ended June 30, 2022, the Company had no sales under this program. In December 2021, the Company entered into a forward contract under CEP V to sell 68,577 shares of common stock for approximate proceeds of $16,000,000 net of offering fees and discounts and based on the initial forward price, with settlement of the forward contract to occur on one or more dates not later than December 31, 2022. The final proceeds will be determined on the date(s) of settlement after adjustments for the Company's dividends and a daily interest factor. As of June 30, 2022, the Company had $705,961,000 remaining authorized for issuance under CEP V, after consideration of the forward contract.

In addition to CEP V, during the three months ended June 30, 2022, the Company completed an underwritten public offering of 2,000,000 shares of its common stock in connection with forward contracts entered into with certain financial institutions acting as forward purchasers. Assuming full physical settlement of the forward contracts, which the Company expects to occur no later than December 31, 2023, the Company will receive approximate proceeds of $494,200,000 net of offering fees and discounts and based on the initial forward price. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for the Company's dividends and a daily interest factor during the term of the forward contracts.

5.  Investments

Unconsolidated Investments

As of June 30, 2022, the Company had investments in seven unconsolidated real estate entities with ownership interest percentages ranging from 20.0% to 50.0% and other unconsolidated investments including property technology and environmentally focused companies and investment management funds. The Company accounts for its investments in unconsolidated entities under the equity method of accounting or under the measurement alternative with the carrying amount of the investment adjusted to fair value when there is an observable transaction for the same or similar investment of the same issuer indicating a change in fair value. The significant accounting policies of the Company's unconsolidated investments are consistent with those of the Company in all material respects. Certain of these investments are subject to various buy‑sell provisions or other rights which are customary in real estate joint venture agreements. The Company and its partners in these entities may initiate these provisions to either sell the Company's interest or acquire the interest from the Company's partner.

Investments in Consolidated Real Estate Entities

During the six months ended June 30, 2022, the Company acquired two communities:

•Avalon Flatirons, located in Lafayette, CO, which contains 207 apartment homes and 16,000 square feet of commercial space and was acquired for a purchase price of $95,000,000.

•Waterford Court, located in Addison, TX, which contains 196 apartment homes and was acquired for a purchase price of $69,500,000.

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

Structured Investment Program

In April 2022, the Company established its Structured Investment Program (the “SIP”), a new investment platform through which the Company provides mezzanine loans or preferred equity to third-party multifamily developers. During the three months ended June 30, 2022, the Company entered into the first commitments under the SIP. The initial commitments are for two mezzanine loans of up to $79,575,000, in the aggregate, to fund multifamily development projects in Denver, CO, and Pleasant Hill, CA. At June 30, 2022, the Company had funded $6,055,000 of these commitments.

The Company evaluates each commitment under the SIP to determine the classification as a loan or an investment in a real estate development project. As of June 30, 2022, all of the commitments under the SIP are classified as loans. The Company includes amounts outstanding under the SIP as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets. The Company evaluates the credit risk for each loan on an ongoing basis, estimating the reserve for credit losses using relevant available information from internal and external sources. Market-based historical credit loss data provides the basis for the estimation of expected credit losses, with adjustments, if necessary, for differences in current loan-specific risk characteristics, such as the amount of equity capital provided by a borrower, nature of the real estate being developed or other factors.

For the two existing loans, interest is recognized as earned over the life as interest income, included as a component of interest expense, net, on the accompanying Condensed Consolidated Statements of Comprehensive Income.

Expensed Transaction, Development and Other Pursuit Costs

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities when future development is probable ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any non-recoverable capitalized pre-development costs are expensed. The Company expensed $2,364,000 and $1,653,000 for the three months ended June 30, 2022 and 2021, respectively, and $3,351,000 and $1,483,000 for the six months ended June 30, 2022 and 2021, respectively, for costs related to development pursuits not yet considered probable for development and the abandonment of Development Rights, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Casualty and Impairment of Long-Lived Assets

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset. Based on periodic tests of recoverability of long-lived assets, the Company did not recognize any impairment losses for the three and six months ended June 30, 2022 and 2021. During the three and six months ended June 30, 2021, the Company recognized a casualty loss of $1,177,000 for the property and casualty damages resulting from a fire at a wholly-owned community, reported as casualty and impairment loss on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company evaluates its for-sale condominium inventory for potential indicators of impairment, considering whether the fair value of the individual for-sale condominium units exceeds the carrying value of those units. For-sale condominium inventory is stated at the lower of cost or fair value. The Company determines the fair value of its for-sale condominium inventory as the estimated sales price less direct costs to sell. For the three and six months ended June 30, 2022 and 2021, the Company did not recognize any impairment losses on its for-sale condominium inventory.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. During the three and six months ended June 30, 2022 and 2021, the Company did not recognize any impairment charges on its investment in land.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company's intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized for any of the Company's investments in unconsolidated real estate entities during the three and six months ended June 30, 2022 and 2021.

6.  Real Estate Disposition Activities

The following real estate sales occurred during the six months ended June 30, 2022 (dollars in thousands):

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

At June 30, 2022, the Company had three real estate assets that qualified as held for sale.

The Park Loggia

The Park Loggia, located in New York, NY, contains 172 for-sale residential condominiums and 66,000 square feet of commercial space. During the three and six months ended June 30, 2022, the Company sold 13 and 28 residential condominiums at The Park Loggia for gross proceeds of $41,002,000 and $81,338,000, respectively, resulting in a gain in accordance with GAAP of $467,000 and $1,469,000, respectively. As of June 30, 2022, there were 21 residential condominiums remaining to be sold. The Company incurred $538,000 and $1,222,000 during the three months ended June 30, 2022 and 2021, respectively, and $1,304,000 and $2,266,000 during the six months ended June 30, 2022 and 2021, respectively, in marketing, operating and administrative costs. All amounts are included in net for-sale condominium activity, on the accompanying Condensed Consolidated Statements of Comprehensive Income. As of June 30, 2022 and December 31, 2021, the unsold for-sale residential condominiums at The Park Loggia had an aggregate carrying value of $73,622,000 and $146,535,000, respectively, presented as for-sale condominium inventory on the accompanying Condensed Consolidated Balance Sheets.

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

As of June 30, 2022 and December 31, 2021, the Company had total operating lease assets of $118,645,000 and $118,370,000, respectively, and lease obligations of $146,424,000 and $146,377,000, respectively, reported as components of right of use lease assets and lease liabilities on the accompanying Condensed Consolidated Balance Sheets. The Company incurred costs of $3,964,000 and $3,896,000 for the three months ended June 30, 2022 and 2021, and $7,670,000 and $7,723,000 for the six months ended June 30, 2022 and 2021, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease and four leases for portions of parking garages adjacent to apartment communities, that are finance leases. As of June 30, 2022 and December 31, 2021, the Company had total finance lease assets of $28,528,000 and $28,229,000, respectively, and total finance lease obligations of $20,095,000 and $20,120,000, respectively, reported as components of right of use lease assets and lease liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

The Company's segment disclosures present the measure(s) used by the chief operating decision maker ("CODM") for assessing each segment's performance. The Company's CODM is comprised of several members of its executive management team who use net operating income ("NOI") as the primary financial measure for Same Store communities and Other Stabilized communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, gain on extinguishment of debt, net, general and administrative expense, income from investments in unconsolidated entities, depreciation expense, income tax (benefit) expense, casualty and impairment loss, gain on sale of communities, gain on other real estate transactions, net, net for-sale condominium activity and net operating income from real estate assets sold or held for sale. The CODM evaluates the Company's financial performance on a consolidated residential and commercial basis. The commercial results attributable to the non-apartment components of the Company's mixed-use communities and other nonresidential operations represent 1.7% and 1.6% of total NOI for the three months ended June 30, 2022 and 2021, respectively, and 1.9% and 1.5% for the six months ended June 30, 2022 and 2021, respectively. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for the three and six months ended June 30, 2022 and 2021 is as follows (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Net income	$138,566	$447,977	$400,642	$590,211
Property management and other indirect operating expenses, net of corporate income	30,632	24,318	58,745	48,788
Expensed transaction, development and other pursuit costs, net of recoveries	2,364	1,653	3,351	1,483
Interest expense, net	58,797	56,104	115,323	108,717
Gain on extinguishment of debt, net	—	—	—	(122)
General and administrative expense	21,291	18,465	38,712	35,817
Income from investments in unconsolidated entities	(2,480)	(26,559)	(2,797)	(26,092)
Depreciation expense	199,302	184,472	401,088	367,769
Income tax (benefit) expense	(159)	10	2,312	(745)
Casualty and impairment loss	—	1,177	—	1,177
Gain on sale of communities	(404)	(334,569)	(149,204)	(388,296)
Gain on other real estate transactions, net	(43)	(32)	(80)	(459)
Net for-sale condominium activity	71	647	(165)	1,560
Net operating income from real estate assets sold or held for sale	(3,650)	(13,893)	(8,916)	(28,472)
Net operating income	$444,287	$359,770	$859,011	$711,336

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Rental income from real estate assets sold or held for sale	$5,699	$22,887	$14,510	$47,165
Operating expenses from real estate assets sold or held for sale	(2,049)	(8,994)	(5,594)	(18,693)
Net operating income from real estate assets sold or held for sale	$3,650	$13,893	$8,916	$28,472

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table details the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2022. Segment information for the three and six months ended June 30, 2022 and 2021 has been adjusted to exclude the real estate assets that were sold from January 1, 2021 through June 30, 2022, or otherwise qualify as held for sale as of June 30, 2022, as described in Note 6, "Real Estate Disposition Activities."

	For the three months ended		For the six months ended
	Total revenue	NOI	Total revenue	NOI	Gross real estate (1)
For the period ended June 30, 2022
Same Store
New England	$85,966	$57,413	$167,783	$110,000	$2,897,758
Metro NY/NJ	114,791	80,041	224,674	155,980	4,099,129
Mid-Atlantic	85,191	57,944	167,284	113,936	3,264,662
Southeast Florida	9,439	6,171	18,510	12,148	397,445
Denver, CO	6,663	4,900	12,978	9,627	321,043
Pacific Northwest	36,310	26,101	70,608	50,323	1,292,648
Northern California	100,487	72,072	197,216	140,771	3,661,197
Southern California	129,329	92,204	250,370	176,921	4,421,423
Total Same Store	568,176	396,846	1,109,423	769,706	20,355,305

Other Stabilized	48,708	33,269	94,308	62,811	2,583,348
Development / Redevelopment	21,072	14,172	38,589	26,494	1,910,921
Land Held for Development	N/A	N/A	N/A	N/A	194,458
Non-allocated (2)	904	N/A	1,656	N/A	190,301

Total	$638,860	$444,287	$1,243,976	$859,011	$25,234,333

For the period ended June 30, 2021
Same Store
New England	$76,028	$49,292	$150,899	$96,738	$2,866,866
Metro NY/NJ	101,709	68,865	203,312	138,806	4,064,542
Mid-Atlantic	79,090	52,583	157,194	105,634	3,237,943
Southeast Florida	7,706	4,557	14,948	8,746	395,009
Denver, CO	5,853	3,935	11,505	7,954	319,994
Pacific Northwest	31,035	21,024	61,567	41,414	1,284,135
Northern California	92,080	65,022	184,935	130,574	3,620,936
Southern California	108,710	73,364	215,801	145,899	4,373,247
Total Same Store	502,211	338,642	1,000,161	675,765	20,162,672

Other Stabilized	26,886	16,326	47,844	27,298	1,806,053
Development / Redevelopment	8,951	4,802	16,024	8,273	1,261,434
Land Held for Development	N/A	N/A	N/A	N/A	100,106
Non-allocated (2)	808	N/A	1,685	N/A	322,576

Total	$538,856	$359,770	$1,065,714	$711,336	$23,652,841
__________________________________
(1)Does not include gross real estate assets held for sale of $152,391 as of June 30, 2022 and gross real estate either sold or classified as held for sale subsequent to June 30, 2021 of $398,960.
(2)Revenue represents third-party management, accounting, and developer fees and miscellaneous income and other ancillary items which are not allocated to a reportable segment. Gross real estate includes the for-sale residential condominiums at The Park Loggia, as discussed in Note 6, "Real Estate Disposition Activities."

9.  Stock-Based Compensation Plans

As part of its long-term compensation plans, the Company has granted stock options, performance awards and restricted stock under the 2009 Plan. Details of the outstanding awards and activity under the 2009 Plan for the six months ended June 30, 2022 are presented below.

Stock Options:

	2009 Plan shares	Weighted average exercise price per share
Options Outstanding at December 31, 2021	299,149	$178.71
Granted (1)	9,793	236.14
Exercised	(4,304)	141.41
Forfeited	(4,015)	180.32
Options Outstanding at June 30, 2022	300,623	$181.09
Options Exercisable at June 30, 2022	7,058	$135.62
__________________________________
(1)Grants are from recipient elections to receive a portion of earned restricted stock awards in the form of stock options.

Performance Awards:

	Performance awards	Weighted average grant date fair value per award (1)
Outstanding at December 31, 2021	284,522	$214.73
Granted (2)	72,369	255.01
Change in awards based on performance (3)	(20,356)	200.92
Converted to shares of common stock	(54,053)	217.33
Forfeited	(1,295)	226.73
Outstanding at June 30, 2022	281,187	$225.54
__________________________________
(1)Weighted average grant date fair value per award includes the impact of post grant modifications.
(2)The shares of common stock that may be earned is based on the total shareholder return metrics for the Company's common stock for 39,744 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 32,625 performance awards.
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

For the portion of the performance awards granted in 2022 for which achievement will be determined by using financial metrics, the compensation cost was based on a weighted average grant date value of $234.15, and the Company's estimate of corporate achievement for the financial metrics.

Restricted Stock:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2021	157,066	$192.90	74,627
Granted - restricted stock shares	81,807	235.14	—
Vested - restricted stock shares	(71,291)	195.96	(47,335)
Forfeited	(2,792)	217.62	(86)
Outstanding at June 30, 2022	164,790	$212.12	27,206

Total employee stock-based compensation cost recognized in income was $17,751,000 and $12,897,000 for the six months ended June 30, 2022 and 2021, respectively, and total capitalized stock-based compensation cost was $5,614,000 and $4,599,000 for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, there was a total unrecognized compensation cost of $53,446,000 for unvested restricted stock, stock options and performance awards, which is expected to be recognized over a weighted average period of 2.0 years. Forfeitures are included in compensation cost as they occur.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $904,000 and $808,000 for the three months ended June 30, 2022 and 2021, respectively, and $1,656,000 and $1,685,000 for the six months ended June 30, 2022 and 2021, respectively. In addition, the Company had outstanding receivables associated with its property and construction management roles of $7,629,000 and $3,964,000 as of June 30, 2022 and December 31, 2021, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount of $575,000 and $476,000 in the three months ended June 30, 2022 and 2021, respectively, and $1,090,000 and $941,000 for the six months ended June 30, 2022 and 2021, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $1,585,000 and $696,000 on June 30, 2022 and December 31, 2021, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

11.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

The Company uses Hedging Derivatives to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group, and monitors the credit ratings of counterparties and the exposure of the Company to any single entity. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at June 30, 2022 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps
Notional balance	$402,670	$150,000
Weighted average interest rate (1)	2.5%	N/A
Weighted average swapped/capped interest rate	6.1%	1.4%
Earliest maturity date	January 2024	November 2022
Latest maturity date	November 2026	November 2022
____________________________________
(1)For debt hedged by interest rate caps, represents the weighted average interest rate on the hedged debt prior to any impact of the associated interest rate caps.

As of June 30, 2022, the Company had $150,000,000 in aggregate outstanding pay fixed interest rate swap agreements that were entered into as hedges of changes in interest rates for our anticipated future debt issuance activity. At the time of the future debt issuance activity, the Company expects to cash settle the swaps and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

The Company had five derivatives not designated as hedges at June 30, 2022 for which the fair value changes for the three and six months ended June 30, 2022 and 2021 were not material. The Company did not have any derivatives designated as fair value hedges as of June 30, 2022 and 2021.

The following table summarizes the deferred losses reclassified from accumulated other comprehensive loss into earnings (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021

Cash flow hedge losses reclassified to earnings	$1,013	$2,366	$2,026	$4,733

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

Indebtedness

The Company values its fixed rate unsecured notes using quoted market prices, a Level 1 price within the fair value hierarchy. The Company values its mortgage notes payable, variable rate unsecured notes, including the Term Loans, and any outstanding amounts under the Credit Facility and Commercial Paper Program using a discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The process also considers credit valuation adjustments to appropriately reflect the Company's nonperformance risk. The Company has concluded that the value of its mortgage notes payable, variable rate unsecured notes, Term Loans and any outstanding amounts under the Credit Facility and Commercial Paper Program are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy.

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	6/30/2022
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Non Designated Hedges
Interest Rate Caps	$658	$—	$658	$—
Interest Rate Swaps - Assets	21,118	—	21,118	—
DownREIT units	(1,457)	(1,457)	—	—
Indebtedness
Fixed rate unsecured notes	(6,581,917)	(6,581,917)	—	—
Mortgage notes payable and Term Loan	(760,157)	—	(760,157)	—
Total	$(7,321,755)	$(6,583,374)	$(738,381)	$—

	12/31/2021
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Non Designated Hedges
Interest Rate Caps	$225	$—	$225	$—
Interest Rate Swaps - Assets	3,204	—	3,204	—
DownREIT units	(1,895)	(1,895)	—	—
Indebtedness
Fixed rate unsecured notes	(7,624,560)	(7,624,560)	—	—
Mortgage notes payable, variable rate unsecured notes and Term Loans	(940,779)	—	(940,779)	—
Total	$(8,563,805)	$(7,626,455)	$(937,350)	$—

12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In July 2022, the Company had the following activity.

•The Company sold Avalon Green I, Avalon Green II and Avalon Green III, three wholly-owned communities, located in Elmsford, NY. These communities contain an aggregate of 617 apartment homes, were sold for $306,000,000 and were classified as held for sale as of June 30, 2022.

•The Company entered into an agreement to sell one wholly-owned community containing 156 apartment homes and net real estate of $20,362,000 as of June 30, 2022, resulting in the community qualifying as held for sale subsequent to June 30, 2022. The Company expects to complete the sale in the third quarter of 2022.

•The Company acquired Avalon Miramar Park Place, located in Miramar, FL, containing 650 apartment homes for a purchase price of $295,000,000.

In July 2022, the Archstone Multifamily Partners AC LP (the "U.S. Fund") sold Avalon Grosvenor Tower, located in Bethesda, MD. The community contains 237 apartment homes and was sold for $95,250,000. In conjunction with the disposition, the U.S. Fund repaid $39,060,000 principal amount of 3.74% fixed rate debt secured by Avalon Grosvenor Tower in advance of its September 2022 maturity date, at par.

In August 2022, the U.S. Fund repaid $50,385,000 principal amount of 3.73% fixed rate debt secured by Avalon Station 250 in advance of its September 2022 maturity date, at par.

As of August 3, 2022, the Company had $100,000,000 outstanding under the Commercial Paper Program.

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

Second Quarter 2022 Operating Highlights

•Net income attributable to common stockholders for the three months ended June 30, 2022 was $138,691,000, a decrease of $309,262,000, or 69.0%, from the prior year period. The decrease is primarily due to decreases in real estate sales and related gains, partially offset by an increase in NOI from communities, over the prior year period.

•Same Store NOI attributable to our apartment rental operations, including parking and other ancillary residential revenue ("Residential"), for the three months ended June 30, 2022 was $391,626,000, an increase of $56,763,000, or 17.0%, over the prior year period. The increase over the prior year period was due to an increase in Residential rental revenues of $64,397,000, or 12.9%, partially offset by an increase in Residential property operating expenses of $7,760,000, or 4.8%.

COVID-19 Pandemic

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

Second Quarter 2022 Development Highlights

At June 30, 2022, we owned or held a direct or indirect interest in:

•16 wholly-owned communities under construction, which are expected to contain 4,919 apartment homes with a projected total capitalized cost of $2,069,000,000, and one unconsolidated community under construction, which is expected to contain 475 apartment homes with a projected total capitalized cost of $276,000,000.

•Land or rights to land on which we expect to develop an additional 32 apartment communities that, if developed as expected, will contain 10,913 apartment homes and will be developed for an aggregate projected total capitalized cost of $4,717,000,000.

Second Quarter 2022 Real Estate Transaction Highlights

During the three months ended June 30, 2022, we sold 13 residential condominiums at The Park Loggia for gross proceeds of $41,002,000, resulting in a gain in accordance with GAAP of $467,000.

During the three months ended June 30, 2022, we acquired Waterford Court, located in Addison, TX, which contains 196 apartment homes for a purchase price of $69,500,000.

In addition, in July 2022 we had the following activity:

•We sold Avalon Green I, Avalon Green II and Avalon Green III, three wholly-owned communities, located in Elmsford, NY. These communities contain an aggregate of 617 apartment homes and were sold for $306,000,000; and

•We acquired Avalon Miramar Park Place, located in Miramar, FL, which contains 650 apartment homes for a purchase price of $295,000,000.

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

Current Communities are categorized as Same Store, Other Stabilized, Lease-Up, Redevelopment, or Unconsolidated according to the following attributes:

•Same Store is composed of consolidated communities where a comparison of operating results from the prior year to the current year is meaningful as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period. For the six month periods ended June 30, 2022 and 2021, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2021, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale as of June 30, 2022 or probable for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•Other Stabilized is composed of completed consolidated communities that we own and that are not Same Store but that had stabilized occupancy, as defined above, as of January 1, 2022, or which were acquired subsequent to January 1, 2021. Other Stabilized includes stabilized wholly-owned communities in Charlotte, North Carolina and Dallas, Texas, the two new expansion markets we entered in 2021, but excludes communities that are conducting or are probable to conduct substantial redevelopment activities within the current year, as defined below.

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

As of June 30, 2022, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Same Store:
New England	38	9,774
Metro NY/NJ	39	11,641
Mid-Atlantic	38	12,931
Southeast Florida	4	1,214
Denver, CO	4	1,086
Pacific Northwest	18	4,807
Northern California	40	12,126
Southern California	57	16,768
Total Same Store	238	70,347

Other Stabilized:
New England	3	253
Metro NY/NJ	6	1,971
Mid-Atlantic	3	993
North Carolina	3	500
Southeast Florida	3	973
Texas	2	621
Denver, CO	1	207
Pacific Northwest	2	667
Northern California	1	200
Southern California	2	849
Total Other Stabilized	26	7,234

Lease-Up	5	2,086

Redevelopment	2	1,058

Unconsolidated (1)	11	2,918

Total Current	282	83,643

Development	16	4,919

Unconsolidated Development	1	475

Total Communities	299	89,037

Development Rights	32	10,913
_________________________

(1)In July 2022, the U.S. Fund sold Avalon Grosvenor Tower. Refer to Note 12, "Subsequent Events," of the Condensed Consolidated Financial Statements included elsewhere in this report.

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in Same Store NOI; NOI derived from acquisitions, development completions and development under construction and in lease-up; loss of NOI related to disposed communities; and capital market and financing activity. As discussed above under “Executive Overview - COVID-19 Pandemic” and elsewhere in this report, the Pandemic continues to affect our business, and may continue to do so. See also Part II, Item 1A. “Risk Factors.” A comparison of our operating results for the three and six months ended June 30, 2022 and 2021 follows (unaudited, dollars in thousands).

	For the three months ended				For the six months ended
	6/30/2022	6/30/2021	$ Change	% Change	6/30/2022	6/30/2021	$ Change	% Change

Revenue:
Rental and other income	$643,655	$560,935	$82,720	14.7%	$1,256,830	$1,111,194	$145,636	13.1%
Management, development and other fees	904	808	96	11.9%	1,656	1,685	(29)	(1.7)%
Total revenue	644,559	561,743	82,816	14.7%	1,258,486	1,112,879	145,607	13.1%

Expenses:
Direct property operating expenses, excluding property taxes	124,848	116,506	8,342	7.2%	247,309	231,214	16,095	7.0%
Property taxes	70,865	70,776	89	0.1%	141,603	140,186	1,417	1.0%
Total community operating expenses	195,713	187,282	8,431	4.5%	388,912	371,400	17,512	4.7%

Corporate-level property management and other indirect operating expenses	(31,541)	(25,116)	(6,425)	25.6%	(60,392)	(50,459)	(9,933)	19.7%
Expensed transaction, development and other pursuit costs, net of recoveries	(2,364)	(1,653)	(711)	43.0%	(3,351)	(1,483)	(1,868)	126.0%
Interest expense, net	(58,797)	(56,104)	(2,693)	4.8%	(115,323)	(108,717)	(6,606)	6.1%
Gain on extinguishment of debt, net	—	—	—	—%	—	122	(122)	(100.0)%
Depreciation expense	(199,302)	(184,472)	(14,830)	8.0%	(401,088)	(367,769)	(33,319)	9.1%
General and administrative expense	(21,291)	(18,465)	(2,826)	15.3%	(38,712)	(35,817)	(2,895)	8.1%
Casualty and impairment loss	—	(1,177)	1,177	100.0%	—	(1,177)	1,177	100.0%
Income from investments in unconsolidated entities	2,480	26,559	(24,079)	(90.7)%	2,797	26,092	(23,295)	(89.3)%
Gain on sale of communities	404	334,569	(334,165)	(99.9)%	149,204	388,296	(239,092)	(61.6)%
Gain on other real estate transactions, net	43	32	11	34.4%	80	459	(379)	(82.6)%
Net for-sale condominium activity	(71)	(647)	576	(89.0)%	165	(1,560)	1,725	N/A (1)
Income before income taxes	138,407	447,987	(309,580)	(69.1)%	402,954	589,466	(186,512)	(31.6)%
Income tax benefit (expense)	159	(10)	169	N/A (1)	(2,312)	745	(3,057)	N/A (1)
Net income	138,566	447,977	(309,411)	(69.1)%	400,642	590,211	(189,569)	(32.1)%

Net loss (income) attributable to noncontrolling interests	125	(24)	149	N/A (1)	93	(35)	128	N/A (1)

Net income attributable to common stockholders	$138,691	$447,953	$(309,262)	(69.0)%	$400,735	$590,176	$(189,441)	(32.1)%
_________________________
(1)Percent change is not meaningful.

Net income attributable to common stockholders decreased $309,262,000, or 69.0%, to $138,691,000 and $189,441,000, or 32.1%, to $400,735,000 for the three and six months ended June 30, 2022, respectively, as compared to the prior year periods. The decreases for the three and six months ended June 30, 2022 are primarily due to decreases in real estate sales and related gains, partially offset by increases in NOI from communities, over the prior year periods.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, gain on extinguishment of debt, net, general and administrative expense, income from investments in unconsolidated entities, depreciation expense, income tax (benefit) expense, casualty and impairment loss, gain on sale of communities, gain on other real estate transactions, net, net for-sale condominium activity and net operating income from real estate assets sold or held for sale.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Residential NOI represents results attributable to our apartment rental operations, including parking and other ancillary residential revenue. Reconciliations of NOI and Residential NOI for the three and six months ended June 30, 2022 and 2021 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021

Net income	$138,566	$447,977	$400,642	$590,211
Property management and other indirect operating expenses, net of corporate income	30,632	24,318	58,745	48,788
Expensed transaction, development and other pursuit costs, net of recoveries	2,364	1,653	3,351	1,483
Interest expense, net	58,797	56,104	115,323	108,717
Gain on extinguishment of debt, net	—	—	—	(122)
General and administrative expense	21,291	18,465	38,712	35,817
Income from investments in unconsolidated entities	(2,480)	(26,559)	(2,797)	(26,092)
Depreciation expense	199,302	184,472	401,088	367,769
Income tax (benefit) expense	(159)	10	2,312	(745)
Casualty and impairment loss	—	1,177	—	1,177
Gain on sale of communities	(404)	(334,569)	(149,204)	(388,296)
Gain on other real estate transactions, net	(43)	(32)	(80)	(459)
Net for-sale condominium activity	71	647	(165)	1,560
Net operating income from real estate assets sold or held for sale	(3,650)	(13,893)	(8,916)	(28,472)
NOI	444,287	359,770	859,011	711,336

Commercial NOI (1)	(7,763)	(5,620)	(16,083)	(10,931)
Residential NOI	$436,524	$354,150	$842,928	$700,405
_________________________
(1)Represents results attributable to the retail and other non-residential operations at our communities ("Commercial").

The Residential NOI changes for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended	For the six months ended
	6/30/2022	6/30/2022

Same Store	$56,763	$91,211
Other Stabilized	16,257	33,292
Development / Redevelopment	9,354	18,020
Total	$82,374	$142,523

The increase in our Same Store Residential NOI for the three and six months ended June 30, 2022 is due to increases in Residential rental revenue of $64,397,000, or 12.9%, and $106,366,000, or 10.7%, respectively, partially offset by increases in Residential property operating expenses of $7,760,000, or 4.8%, and $15,294,000, or 4.7%, over the three and six months ended June 30, 2021, respectively.

Rental and other income increased $82,720,000, or 14.7%, and $145,636,000, or 13.1%, for the three and six months ended June 30, 2022, respectively, compared to the prior year periods, primarily due to the increased rental revenue from our stabilized wholly-owned communities, discussed below.

The Pandemic, and direct and indirect related economic, regulatory and operating impacts, may adversely affect our rental revenue in future periods. If the financial condition of our residents and commercial tenants deteriorates, and/or regulations that limit our ability to evict residents and tenants continue or are adopted, that may result in higher than normal uncollectible lease revenue. The Pandemic may also depress consumer demand for our apartments for a variety of reasons, including (i) if consumers decide to live in markets that are less costly than ours for one or more reasons, such as a decline in their income, remote working arrangements, or if they cannot freely access neighborhood amenities like restaurants, gyms and entertainment venues; (ii) that consumers who would otherwise rent may seek home ownership; and (iii) ongoing downward pressures on demand for certain types of housing (e.g., corporate apartment homes) or by certain consumers (e.g., students or consumers who require seasonal job-related demand such as in the entertainment industry).

Consolidated Communities — The weighted average number of occupied apartment homes for consolidated communities increased to 77,225 apartment homes for the six months ended June 30, 2022, compared to 74,999 homes for the prior year period. The weighted average monthly rental revenue per occupied apartment home increased to $2,709 for the six months ended June 30, 2022 compared to $2,466 in the prior year period.

Same Store rental revenue increased $65,838,000, or 13.1%, and $109,121,000, or 10.9% for the three and six months ended June 30, 2022, respectively, compared to the prior year periods.

•Residential rental revenue increased $64,397,000, or 12.9%, and $106,366,000, or 10.7%, for the three and six months ended June 30, 2022, respectively, compared to the prior year periods. The increases for the three and six months ended June 30, 2022 was partially due to a reduction in uncollectible lease revenue of $8,883,000 and $13,885,000, respectively. See below for a table detailing the change in Same Store Residential rental revenue by market for the six months ended June 30, 2022, including the attribution of the change between rental rates and Economic Occupancy.

•During the Pandemic we increased our use of residential concessions relative to concessions granted prior to 2020. While concessions granted remained slightly elevated relative to periods prior to 2020, concessions for our Same Store communities granted in the six months ended June 30, 2022 decreased from the prior year period by $25,621,000 to $4,012,000. We amortize concessions on a straight-line basis over the life of the respective leases (generally one year), reducing the income recognized over the lease term. With the decreased amount of concessions granted, the amortization of residential concessions for our Same Store communities also decreased. For the six months ended June 30, 2022, amortized concessions decreased by $18,499,000 contributing to the increase in revenue as compared to the prior year period. The remaining net unamortized balance of Same Store residential concessions at June 30, 2022 was $4,679,000.

•Commercial rental revenue increased $1,441,000, or 31.6%, and $2,755,000, or 29.4%, for the three and six months ended June 30, 2022, respectively, compared to the prior year periods due to the improved financial performance of our commercial tenants.

The following table presents the increase in Same Store Residential rental revenue by component, for the three and six months ended June 30, 2022, compared to the prior year periods (unaudited):

	For the three months ended	For the six months ended
	6/30/2022	6/30/2022
Residential rental revenue
Lease rates	7.6%	6.3%
Concessions and other discounts	2.3%	1.7%
Economic Occupancy	0.2%	0.5%
Other rental revenue	1.0%	0.8%
Uncollectible lease revenue (excluding rent relief)	(0.6)%	(1.1)%
Rent relief	2.4%	2.5%
Total Residential rental revenue	12.9%	10.7%

Adjusting to remove the impact of rent relief, uncollectible lease revenue as a percentage of Same Store Residential rental revenue increased to 3.27% in the three months ended June 30, 2022 from 3.10% in the three months ended June 30, 2021. Adjusting to remove the impact of rent relief, uncollectible lease revenue as a percentage of Same Store Residential rental revenue increased to 3.79% in the six months ended June 30, 2022 from 3.19% in the six months ended June 30, 2021. The Company recognized $14,973,000 and $2,997,000 from government rent relief programs during the three months ended June 30, 2022 and 2021, respectively. The Company recognized $28,272,000 and $3,755,000 from government rent relief programs during the six months ended June 30, 2022 and 2021, respectively.

The following table presents the change in Same Store Residential rental revenue, including the attribution of the change between rental rates and Economic Occupancy for the six months ended June 30, 2022 (unaudited, dollars in thousands).

	For the six months ended June 30, 2022
	Residential rental revenue				Average rental rates			Economic Occupancy (1)
			$ Change	% Change			% Change		% Change
	2022	2021	2022 to 2021	2022 to 2021	2022	2021	2022 to 2021	2022	2021	2022 to 2021
New England	$167,440	$150,700	$16,740	11.1%	$2,935	$2,684	9.4%	97.3%	95.6%	1.7%
Metro NY/NJ	221,385	200,614	20,771	10.4%	3,282	2,987	9.9%	96.6%	96.1%	0.5%
Mid-Atlantic	165,773	155,941	9,832	6.3%	2,236	2,115	5.7%	95.6%	95.0%	0.6%
Southeast Florida	18,481	14,918	3,563	23.9%	2,642	2,134	23.8%	96.0%	95.9%	0.1%
Denver, CO	12,975	11,503	1,472	12.8%	2,074	1,832	13.2%	96.0%	96.4%	(0.4)%
Pacific Northwest	68,199	59,580	8,619	14.5%	2,471	2,170	13.9%	95.7%	95.1%	0.6%
Northern California	195,183	183,297	11,886	6.5%	2,793	2,619	6.6%	96.1%	96.2%	(0.1)%
Southern California	247,042	213,559	33,483	15.7%	2,541	2,199	15.6%	96.6%	96.5%	0.1%
Total Same Store	$1,096,478	$990,112	$106,366	10.7%	$2,695	$2,446	10.2%	96.4%	95.9%	0.5%
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

Direct property operating expenses, excluding property taxes, increased $8,342,000, or 7.2%, and $16,095,000, or 7.0%, for the three and six months ended June 30, 2022, respectively, compared to the prior year periods. The increases for the three and six months ended June 30, 2022 are primarily due to the addition of newly developed and acquired apartment communities as well as increased operating expenses at our Same Store communities as discussed below.

Same Store Residential direct property operating expenses, excluding property taxes, represents substantially all of total Same Store operating expenses for the three and six months ended June 30, 2022. Same Store Residential direct property operating expenses, excluding property taxes, increased $7,536,000, or 7.3%, and $13,422,000, or 6.6%, for the three and six months ended June 30, 2022, respectively, compared to the prior year periods. The increases for the three and six months ended June 30, 2022 are primarily due to increased utilities and maintenance costs as well as bad debt associated with resident expense reimbursements.

Property taxes increased $1,417,000, or 1.0%, for the six months ended June 30, 2022, compared to the prior year period. The increase for the six months ended June 30, 2022 is primarily due to the addition of newly developed and acquired apartment communities and increased assessments for our stabilized portfolio, partially offset by decreased property taxes from dispositions.

Same Store Residential property taxes represents substantially all of total Same Store property taxes for the three and six months ended June 30, 2022. Same Store Residential property taxes increased $1,872,000, or 1.6%, for the six months ended June 30, 2022, compared to the prior year period. The increase for the six months ended June 30, 2022 is due to increased assessments across the portfolio and the expiration of property tax incentive programs at certain of our properties in New York City, partially offset by successful appeals in the current year period in excess of the prior year period.

Corporate-level property management and other indirect operating expenses increased $6,425,000, or 25.6%, and $9,933,000, or 19.7%, for the three and six months ended June 30, 2022, respectively, compared to the prior year periods, primarily due to increased compensation related costs as well as costs related to increased investment in technology initiatives in the current year periods to improve future efficiency in services for residents and prospects.

Expensed transaction, development and other pursuit costs, net of recoveries primarily reflect costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and costs related to abandoned acquisition and disposition pursuits and any recoveries of costs incurred. These costs can be volatile, particularly in periods of increased acquisition pursuit activity, periods of economic downturn or when there is limited access to capital, and therefore may vary significantly from year to year. In addition, the timing for potential recoveries will not always align with the timing for expensing an abandoned pursuit. Expensed transaction, development and other pursuit costs, net of recoveries, increased $711,000 and $1,868,000 for the three and six months ended June 30, 2022, respectively, compared to the prior year periods.

Interest expense, net increased $2,693,000, or 4.8%, and $6,606,000, or 6.1%, for the three and six months ended June 30, 2022, respectively, compared to the prior year periods. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, interest income, any mark to market impact from derivatives not in qualifying hedge relationships and the recognition of expected credit losses for the SIP. The increases for the three and six months ended June 30, 2022 are primarily due to a decrease in capitalized interest, an increase in the amount of unsecured indebtedness and the recognition of the expected credit losses from our SIP, partially offset by a combination of a decrease in variable rates on, and amounts of, secured indebtedness.

Depreciation expense increased $14,830,000, or 8.0%, and $33,319,000, or 9.1%, for the three and six months ended June 30, 2022, respectively, compared to the prior year periods, primarily due to the addition of newly developed and acquired apartment communities, partially offset by dispositions.

General and administrative expense (“G&A”) increased $2,826,000, or 15.3%, and $2,895,000, or 8.1%, for the three and six months ended June 30, 2022, as compared to the prior year periods, primarily due to increases in compensation related expenses in the current year periods.

Casualty and impairment loss for the three and six months ended June 30, 2021 consists of a $1,177,000 charge recognized for the property and casualty damages resulting from a fire at a wholly-owned community that occurred during the three months ended June 30, 2021.

Income from investments in unconsolidated entities decreased $24,079,000 and $23,295,000 for the three and six months ended June 30, 2022, respectively, compared to the prior year periods, primarily due to the gain from the sale of the final two communities in the Multifamily Partners AC JV LP (the “AC JV”) in the prior year periods.

Gain on sale of communities decreased $334,165,000 and $239,092,000 for the three and six months ended June 30, 2022, respectively, compared to the prior year periods. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area. The gain of $149,204,000 for the six months ended June 30, 2022 was primarily due to the sale of three wholly-owned communities. The gains of $334,569,000 and $388,296,000 for the three and six months ended June 30, 2021, respectively, were primarily due to the sale of six and seven wholly-owned communities, respectively.

Net for-sale condominium activity is a net expense of $71,000 and net gain of $165,000 for the three and six months ended June 30, 2022 and a net expense of $647,000 and $1,560,000 for the three and six months ended June 30, 2021, respectively, and is comprised of the net gain before taxes on the sale of condominiums at The Park Loggia and associated marketing, operating and administrative costs. During the three and six months ended June 30, 2022, we sold 13 and 28 residential condominiums at The Park Loggia, for gross proceeds of $41,002,000 and $81,338,000, respectively, resulting in a gain in accordance with GAAP of $467,000 and $1,469,000, respectively. During the three and six months ended June 30, 2021, we sold 16 and 26 residential condominiums at The Park Loggia for gross proceeds of $38,392,000 and $53,001,000, respectively, resulting in a gain in accordance with GAAP of $575,000 and $706,000, respectively. In addition, we incurred $538,000 and $1,222,000 for the three months ended June 30, 2022 and 2021, respectively, and $1,304,000 and $2,266,000 for the six months ended June 30, 2022 and 2021, respectively, in marketing, operating and administrative costs.

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
•expected credit losses associated with the lending commitments under the SIP;
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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended		For the six months ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021

Net income attributable to common stockholders	$138,691	$447,953	$400,735	$590,176
Depreciation - real estate assets, including joint venture adjustments	198,493	183,257	399,145	365,571
Distributions to noncontrolling interests	12	12	24	24
Gain on sale of unconsolidated entities holding previously depreciated real estate	—	(23,305)	—	(23,305)
Gain on sale of previously depreciated real estate	(404)	(334,569)	(149,204)	(388,296)
Casualty and impairment loss on real estate	—	1,177	—	1,177
FFO attributable to common stockholders	336,792	274,525	650,700	545,347

Adjusting items:
Unconsolidated entity gains, net (1)	(2,040)	(2,233)	(2,295)	(2,132)
Structured Investment Program loan reserve (2)	1,608	—	1,608	—
Gain on extinguishment of consolidated debt	—	—	—	(122)
Loss (gain) on interest rate contract	297	—	(432)	(2,654)
Advocacy contributions	384	—	534	—
Executive transition compensation costs	407	407	809	2,188
Severance related costs	24	102	65	102
Development pursuit write-offs and expensed transaction costs, net of recoveries	1,839	527	1,998	302
Gain on for-sale condominiums (3)	(467)	(575)	(1,469)	(706)
For-sale condominium marketing, operating and administrative costs (3)	538	1,222	1,304	2,266
For-sale condominium imputed carry cost (4)	716	1,979	1,635	4,131
Gain on other real estate transactions, net	(43)	(32)	(80)	(459)
Legal settlements	129	1,018	259	1,078
Income tax (benefit) expense	(159)	10	2,312	(745)
Core FFO attributable to common stockholders	$340,025	$276,950	$656,948	$548,596

Weighted average common shares outstanding - diluted	139,934,478	139,650,639	139,955,280	139,601,526

EPS per common share - diluted	$0.99	$3.21	$2.86	$4.23
FFO per common share - diluted	$2.41	$1.97	$4.65	$3.91
Core FFO per common share - diluted	$2.43	$1.98	$4.69	$3.93
_________________________
(1)Amounts for the three and six months ended June 30, 2022 and June 30, 2021 include unrealized gains on property technology investments of $2,040 and $3,272, respectively. Amounts for three and six months ended June 30, 2021 were partially offset by the write-off of asset management fee intangibles associated with the disposition of the final two AC JV communities.
(2)Amounts represent the expected credit losses associated with the lending commitments under our SIP. The timing and amount of actual losses that will be incurred, if any, is to be determined.
(3)The aggregate impact of (i) gain on for-sale condominiums and (ii) for-sale condominium marketing, operating and administrative costs is a net expense of $71 and net gain of $165 for the six months ended June 30, 2022 and a net expense of $647 and $1,560 for the three and six months ended June 30, 2021, respectively.
(4)Represents the imputed carry cost of for-sale residential condominiums at The Park Loggia. We computed this adjustment by multiplying the total capitalized cost of completed and unsold for-sale residential condominiums by our weighted average unsecured debt rate.

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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of "Liquidity and Capital Resources" can be found later in this report:

	For the three months ended		For the six months ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Net cash provided by operating activities	$296,368	$238,484	$640,048	$568,629
Net cash (used in) provided by investing activities	$(266,308)	$245,157	$(356,508)	$89,205
Net cash used in financing activities	$(227,280)	$(226,268)	$(567,137)	$(484,261)

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
•funding requests for borrowers under our SIP;
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

We had cash, cash equivalents and cash in escrow of $260,191,000 at June 30, 2022, a decrease of $283,597,000 from $543,788,000 at December 31, 2021. The following discussion relates to changes in cash, cash equivalents and cash in escrow due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities — Net cash provided by operating activities increased to $640,048,000 for the six months ended June 30, 2022 from $568,629,000 for the six months ended June 30, 2021, primarily due to increases in rental income, including the impact of uncollectible lease revenue.

Investing Activities — Net cash used in investing activities totaled $356,508,000 for the six months ended June 30, 2022. The net cash used was primarily due to:

•investment of $414,107,000 in the development and redevelopment of communities;
•acquisition of two wholly-owned communities for $165,117,000; and
•capital expenditures of $70,021,000 for our wholly-owned communities and non-real estate assets.

These amounts were partially offset by:

•net proceeds from the disposition of three wholly-owned communities and ancillary real estate of $230,660,000; and
•net proceeds from the sale of for-sale residential condominiums of $75,182,000.

Financing Activities — Net cash used in financing activities totaled $567,137,000 for the six months ended June 30, 2022. The net cash used was primarily due to:

•payment of cash dividends in the amount of $445,226,000; and
•the repayment of the $100,000,000 variable rate unsecured term loan.

Variable Rate Unsecured Credit Facility

We have a $1,750,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in February 2024. The Credit Facility bears interest at varying levels based on (i) the LIBOR applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (3.14% at July 29, 2022), assuming a one month borrowing rate. The annual facility fee for the Credit Facility remained at 0.125%, resulting in a fee of $2,188,000 annually based on the $1,750,000,000 facility size and based on our current credit rating.

We had no borrowings outstanding under the Credit Facility and had $6,914,000 outstanding in letters of credit that reduced our borrowing capacity as of July 29, 2022. In addition, we had $41,432,000 outstanding in additional letters of credit unrelated to the Credit Facility as of July 29, 2022.

Commercial Paper Program

In March 2022, we established the Commercial Paper Program. Under the terms of the Commercial Paper Program, we may issue, from time to time, unsecured commercial paper notes with varying maturities of less than one year. Amounts available under the Commercial Paper Program may be issued, repaid and re-issued from time to time, with the maximum aggregate face or principal amount outstanding at any one time not to exceed $500,000,000. The Commercial Paper Program is backstopped by our commitment to maintain available borrowing capacity under the Credit Facility in an amount equal to actual borrowings under the Commercial Paper Program. As of July 29, 2022, we had $175,000,000 outstanding under the Commercial Paper Program.

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

We were in compliance with these covenants at June 30, 2022.

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

Continuous Equity Offering Program

In May 2019, we commenced CEP V under which we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and our determinations of the appropriate funding sources. We engaged sales agents for CEP V who receive compensation of up to 1.5% of the gross sales price for shares sold. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement and to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During the three and six months ended June 30, 2022 and through July 29, 2022, we had no sales under this program. In December 2021, we entered into a forward contract under CEP V to sell 68,577 shares of common stock for approximate proceeds of $16,000,000 net of offering fees and discounts and based on the initial forward price, with settlement of the forward contract to occur on one or more dates not later than December 31, 2022. The final proceeds will be determined on the date(s) of settlement after adjustments for our dividends and a daily interest factor. As of July 29, 2022, we had $705,961,000 remaining authorized for issuance under this program, after consideration of the forward contract.

Forward Equity Offering

In addition to CEP V, during the three months ended June 30, 2022, we completed an underwritten public offering of 2,000,000 shares of common stock offered in connection with forward contracts entered into with certain financial institutions acting as forward purchasers. Assuming full physical settlement of the forward contracts, which we expect to occur no later than December 31, 2023, we will receive approximate proceeds of $494,200,000 net of offering fees and discounts and based on the initial forward price. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for our dividends and a daily interest factor during the term of the forward contracts.

Interest Rate Swap Agreements

As of June 30, 2022, we had $150,000,000 in aggregate outstanding pay fixed interest rate swap agreements that were entered into as hedges of changes in interest rates for our anticipated debt issuance activity. At the time of the future debt issuance activity, we expect to cash settle the swaps and either pay or receive cash for the then current fair value. Assuming that we issue the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

Stock Repurchase Program

In July 2020, our Board of Directors approved the 2020 Stock Repurchase Program. Purchases of common stock under the 2020 Stock Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors including price, corporate and regulatory requirements and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the three and six months ended June 30, 2022 and through July 29, 2022, we had no repurchases of shares under this program. As of July 29, 2022, we had $316,148,000 remaining authorized for purchase under this program.

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

During the six months ended June 30, 2022, we repaid our $100,000,000 variable rate unsecured term loan at par upon maturity.

The following table details our consolidated debt obligations, including the effective interest rate and contractual maturity dates, and principal payments for periodic amortization and maturities for the next five years, excluding our Credit Facility and Commercial Paper Program and amounts outstanding related to communities classified as held for sale, for debt outstanding at June 30, 2022 and December 31, 2021 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest other than as disclosed related to the AVA Arts District construction loan.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2021	6/30/2022	2022	2023	2024	2025	2026	Thereafter
Tax-exempt bonds
Fixed rate
Avalon at Chestnut Hill	6.16%	Oct-2047		$35,770	$35,442	$337	$699	$737	$778	$820	$32,071
				35,770	35,442	337	699	737	778	820	32,071
Variable rate
Avalon Acton	1.95%	Jul-2040	(3)	45,000	45,000	—	—	—	—	—	45,000
Avalon Clinton North	2.60%	Nov-2038	(3)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	2.60%	Nov-2038	(3)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	2.54%	May-2029	(3)	88,300	82,700	—	6,100	6,800	7,300	8,100	54,400
Avalon San Bruno I	2.49%	Dec-2037	(3)	62,350	61,850	1,500	2,200	2,300	2,400	2,500	50,950
				464,150	458,050	1,500	8,300	9,100	9,700	10,600	418,850
Conventional loans
Fixed rate
$250 million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	250,000	—	—	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	350,000	—	—	—	—
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	300,000	—	—	—
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	525,000	—	—
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	300,000	—	—
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	—	475,000	—
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	—	300,000	—
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	—	—	400,000
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	—	450,000
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	—	—	450,000
$700 million unsecured notes	2.69%	Mar-2030		700,000	700,000	—	—	—	—	—	700,000
$600 million unsecured notes	2.65%	Jan-2031		600,000	600,000	—	—	—	—	—	600,000
$700 million unsecured notes	2.16%	Jan-2032		700,000	700,000	—	—	—	—	—	700,000
$400 million unsecured notes	2.03%	Dec-2028		400,000	400,000	—	—	—	—	—	400,000
Avalon Walnut Creek	4.00%	Jul-2066		4,161	4,161	—	—	—	—	—	4,161
eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	—	—	41,400
eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	—	—	111,500
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	—	—	32,200
Avalon San Bruno III	2.38%	Mar-2027		51,000	51,000	—	—	—	—	—	51,000
Avalon Cerritos	3.35%	Aug-2029		30,250	30,250	—	—	—	—	—	30,250
				7,420,511	7,420,511	—	600,000	300,000	825,000	775,000	4,920,511

Variable rate
Term Loan - $100 million	—%	Feb-2022	(4)	100,000	—	—	—	—	—	—	—
Term Loan - $150 million	2.07%	Feb-2024		150,000	150,000	—	—	150,000	—	—	—
				250,000	150,000	—	—	150,000	—	—	—

Total indebtedness - excluding Credit Facility and Commercial Paper				$8,170,431	$8,064,003	$1,837	$608,999	$459,837	$835,478	$786,420	$5,371,432
_________________________
(1)Rates are given as of June 30, 2022 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.
(2)Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $47,215 and $50,606 as of June 30, 2022 and December 31, 2021, respectively, and deferred financing costs and debt discount associated with secured notes of $15,595 and $16,278 as of June 30, 2022 and December 31, 2021, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.
(3)Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.
(4)During 2022, we repaid this borrowing at its scheduled maturity date.

In addition to consolidated debt, we have scheduled contractual obligations associated with (i) ground leases for land underlying current operating or development communities and commercial and parking facilities and (ii) office leases for our corporate headquarters and regional offices. As of June 30, 2022, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Future Financing and Capital Needs — Portfolio and Capital Markets Activity

We invest in various real estate and real estate related investments, which include (i) the acquisition, development and redevelopment of communities both wholly-owned and through the formation of joint ventures, (ii) investments in other real estate-related ventures through direct and indirect investments in property technology and environmentally focused companies and investment management funds and (iii) other indirect investments in real estate through the SIP, all as further discussed below.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments - Operating Communities

As of June 30, 2022, we had investments in the following unconsolidated real estate entities accounted for under the equity method of accounting, excluding development joint ventures. See Note 5, "Investments," of the Condensed Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For joint ventures holding operating apartment communities as of June 30, 2022, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of apartment homes	Total capitalized cost	Debt (1)
						Interest rate	Maturity date
Unconsolidated Real Estate Investments				Amount	Type

NYTA MF Investors LLC
1. Avalon Bowery Place I - New York, NY		206	$213,499	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II - New York, NY		90	91,074	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside - New York, NY (2)		295	211,365	111,960	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea - New York, NY (3)		305	128,736	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line - New York, NY (3)		405	121,670	84,000	Fixed	4.01%	Jan 2029
Total NYTA MF Investors LLC	20.0%	1,301	766,344	395,399		3.88%

Archstone Multifamily Partners AC LP
1. Avalon Studio 4121 - Studio City, CA		149	57,287	25,945	Fixed	3.34%	Nov 2022
2. Avalon Station 250 - Dedham, MA (4)		285	99,888	50,505	Fixed	3.73%	Sep 2022
3. Avalon Grosvenor Tower - Bethesda, MD (5)		237	81,137	39,153	Fixed	3.74%	Sep 2022
Total Archstone Multifamily Partners AC LP	28.6%	671	238,312	115,603		3.65%

Other Operating Joint Ventures
1. MVP I, LLC - Avalon at Mission Bay II - San Francisco, CA	25.0%	313	129,265	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC - Brandywine - Washington, D.C.	28.7%	305	19,383	20,058	Fixed	3.40%	Jun 2028
3. Avalon Alderwood MF Member, LLC - Avalon Alderwood Place - Lynnwood, WA (6)	50.0%	328	106,263	—	N/A	N/A	N/A
Total Other Joint Ventures		946	254,911	123,058		3.27%

Total Unconsolidated Investments		2,918	$1,259,567	$634,060		3.72%
_____________________________
(1)We have not guaranteed the debt of these unconsolidated investees and bear no responsibility for the repayment unless otherwise disclosed.
(2)Borrowing on this community is comprised of two mortgage loans. The interest rate is the weighted average interest rate as of June 30, 2022.
(3)Borrowing on this dual-branded community is comprised of a single mortgage loan.
(4)In August 2022, the U.S. Fund repaid the associated outstanding secured borrowing at par.
(5)In July 2022, the U.S. Fund sold this community for $95,250 and repaid the associated outstanding secured borrowing in conjunction with the disposition.
(6)Development of this community, which contains 284,000 square feet of rentable space, was completed during the three months ended June 30, 2022.

Unconsolidated Investments - Development Communities

The following table presents a summary of the Unconsolidated Development Communities.

Unconsolidated Development Community		Company ownership percentage	# of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected occupancy	Estimated completion
1.	AVA Arts District (2)(3) Los Angeles, CA	25.0%	475	$276	Q3 2020	Q1 2023	Q4 2023
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
(3)As of June 30, 2022, we have contributed our total equity investment in AVA Arts District of $28,088. The venture has secured a variable rate construction loan with a maximum borrowing of $167,147 to fund approximately 60% of the development of AVA Arts District, of which $37,947 has been drawn as of June 30, 2022. The venture commenced draws under the loan subsequent to required equity contributions by the venture partners. We guarantee the construction loan on behalf of the venture, and any obligations we may incur under the guarantee, except for those due to our misconduct, are required capital contributions of the partners based on ownership interest.

Development Communities

As of June 30, 2022, we owned or held a direct interest in 16 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 4,919 apartment homes and 56,000 square feet of commercial space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,069,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate.

The following table presents a summary of the Development Communities.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy	Estimated completion	Estimated stabilized operations (2)
1.	Avalon Harrison (3) Harrison, NY	143	$93	Q4 2018	Q3 2021	Q1 2023	Q3 2023
2.	Avalon Harbor Isle Island Park, NY	172	92	Q4 2020	Q2 2022	Q4 2022	Q2 2023
3.	Avalon Somerville Station Somerville, NJ	374	118	Q4 2020	Q2 2022	Q3 2023	Q1 2024
4.	Avalon North Andover (4) North Andover, MA	221	78	Q2 2021	Q4 2022	Q3 2023	Q4 2023
5.	Avalon Brighton Boston, MA	180	89	Q2 2021	Q1 2023	Q2 2023	Q4 2023
6.	Avalon Merrick Park Miami, FL	254	101	Q2 2021	Q1 2023	Q2 2023	Q4 2023
7.	Avalon Amityville I Amityville, NY	338	131	Q2 2021	Q3 2023	Q2 2024	Q1 2025
8.	Avalon Bothell Commons I Bothell, WA	467	235	Q2 2021	Q3 2023	Q2 2024	Q1 2025
9.	Avalon Westminster Promenade Denver, CO	312	110	Q3 2021	Q4 2023	Q1 2023	Q3 2024
10.	Avalon West Dublin Dublin, CA	499	270	Q3 2021	Q4 2023	Q1 2025	Q2 2025
11.	Avalon Princeton Circle Princeton, NJ	221	84	Q4 2021	Q1 2023	Q4 2023	Q1 2024
12.	Avalon Montville Montville, NJ	349	127	Q4 2021	Q3 2023	Q3 2024	Q4 2024
13.	Avalon Redmond Campus (5) Redmond, WA	214	80	Q4 2021	Q3 2023	Q1 2024	Q2 2024
14.	Avalon Governor's Park Denver, CO	304	135	Q1 2022	Q2 2024	Q3 2024	Q1 2025
15.	Avalon West Windsor (3) West Windsor, NJ	535	201	Q2 2022	Q3 2024	Q4 2025	Q2 2026
16.	Avalon Durham Durham, NC	336	125	Q2 2022	Q2 2024	Q3 2024	Q2 2025
	Total	4,919	$2,069
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
(2)Stabilized operations is defined as the earlier of (i) attainment of 90% or greater physical occupancy or (ii) the one-year anniversary of completion of development.
(3)Development Communities containing at least 10,000 square feet of commercial space include Avalon Harrison (27,000 square feet) and Avalon West Windsor (19,000 square feet).
(4)During Q2 2022, the Company expanded its existing Development Community, Avalon North Andover, adding 51 apartment homes at an incremental projected total capitalized cost of $22,000.
(5)Avalon Redmond Campus is a densification of the existing eaves Redmond Campus wholly-owned community, where 48 existing older apartment homes were demolished and will be replaced by a new Avalon branded 214 apartment home community.

During the three months ended June 30, 2022, we completed the development of the following wholly-owned communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	Avalon Brea Place Brea, CA	653	$293	557,454	$526
2.	AVA RiNo Denver, CO	246	87	187,733	$463
	Total	899	$380
____________________________________
(1)Total capitalized cost is as of June 30, 2022. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.

Development Rights

At June 30, 2022, we had $194,458,000 in acquisition and related capitalized costs for direct interests in eight land parcels we own. In addition, we had $51,227,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to (i) 20 Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land, as well as (ii) costs incurred for four Development Rights that are additional development phases of existing stabilized operating communities we own and which will be constructed on land currently adjacent to or directly associated with those operating communities for which we own the land. Collectively, the land held for development and associated costs for deferred development rights relate to 32 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 10,913 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. During the three and six months ended June 30, 2022, we incurred a charge of $2,364,000 and $3,351,000, respectively, for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed.

Structured Investment Program

During the three months ended June 30, 2022, we entered into the first commitments under the SIP, through which we provide mezzanine loans or preferred equity to third-party multifamily developers. The initial commitments under the SIP are for two mezzanine loans of up to $79,575,000 in the aggregate, to fund multifamily development projects in Denver, CO and Pleasant Hill, CA. As of July 29, 2022, we have funded $8,188,000 of these commitments.

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

Our Southeast Florida communities could be impacted by significant storm events like hurricanes. We include coverage for losses arising from these types of weather events within our master property insurance program. We cannot assure you that a significant storm event would not cause damage or losses greater than our current insured levels.

Our communities and construction sites are insured for third-party liability losses through a combination of community specific insurance policies and/or coverage provided under a master commercial general liability and umbrella/excess insurance program. The master commercial general liability and umbrella/excess insurance policies cover the majority of our communities and construction sites and are subject to certain coverage limitations and exclusions, which the Company believes are commercially reasonable. After applicable self-insured retentions borne by us, our captive insurance company is directly responsible for the first $2,000,000 of losses (per occurrence) covered by the master general liability insurance policy.

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

The amount or types of insurance we maintain may not be sufficient to cover all losses and we may change our policy limits, coverages, and self-insured retentions or deductibles at any time.

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

•the timing and net proceeds of condominium sales at The Park Loggia may not equal our current expectations;

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

•the possibility that we may choose to pay dividends in our stock instead of cash, which may result in stockholders having to pay taxes with respect to such dividends in excess of the cash received, if any; and

•investments made under the SIP in either mezzanine debt or preferred equity of third-party multifamily development may not be repaid as expected or the development may not be completed on schedule, which could require us to engage in litigation, foreclosure actions, and/or first party project completion to recover our investment, which may not be recovered in full or at all in such event.

Critical Accounting Policies and Estimates

Preparing financial statements in conformity with GAAP requires management judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Our critical accounting policies consist of the following: (i) cost capitalization and (ii) abandoned pursuit costs and asset impairment. Our critical accounting policies and estimates have not changed materially from the discussion of our significant accounting policies found in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2021.

ITEM 4.    CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April 1- April 30, 2022	28	$254.44	—	$316,148
May 1- May 31, 2022	85	$204.85	—	$316,148
June 1- June 30, 2022	—	$—	—	$316,148
Total	113	$217.14	—
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
The following financial materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements. (Filed herewith.)

104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document). (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	August 3, 2022	/s/ Benjamin W. Schall
Benjamin W. Schall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 3, 2022	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)