Form 10-Q
period 2022-09-30
AVALONBAY COMMUNITIES INC
filed 2022-11-08
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

139,897,351 shares of common stock, par value $0.01 per share, were outstanding as of October 31, 2022.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	9/30/2022	12/31/2021
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,625,920	$4,564,723
Buildings and improvements	18,587,869	18,198,584
Furniture, fixtures and equipment	1,130,525	1,036,640
	24,344,314	23,799,947
Less accumulated depreciation	(6,671,984)	(6,208,610)
Net operating real estate	17,672,330	17,591,337
Construction in progress, including land	1,014,252	807,101
Land held for development	167,277	147,546
For-sale condominium inventory	38,509	146,535
Real estate assets held for sale, net	56,275	17,065
Total real estate, net	18,948,643	18,709,584

Cash and cash equivalents	200,999	420,251
Cash in escrow	286,127	123,537
Resident security deposits	36,958	33,757
Investments in unconsolidated entities	217,265	216,390
Deferred development costs	54,806	40,414
Prepaid expenses and other assets	274,272	211,484
Right of use lease assets	145,700	146,599
Total assets	$20,164,770	$19,902,016

LIABILITIES AND EQUITY
Unsecured notes, net	$7,254,365	$7,349,394
Variable rate unsecured credit facility and commercial paper	49,985	—
Mortgage notes payable, net	713,609	754,153
Dividends payable	225,437	225,392
Payables for construction	72,585	63,722
Accrued expenses and other liabilities	338,661	296,006
Lease liabilities	165,051	166,497
Accrued interest payable	67,061	50,300
Resident security deposits	63,506	59,787
Liabilities related to real estate assets held for sale	1,067	304
Total liabilities	8,951,327	8,965,555

Commitments and contingencies

Redeemable noncontrolling interests	2,855	3,368

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at September 30, 2022 and December 31, 2021; zero shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at September 30, 2022 and December 31, 2021; 139,828,342 and 139,751,926 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,399	1,398
Additional paid-in capital	10,738,715	10,716,414
Accumulated earnings less dividends	466,888	240,821
Accumulated other comprehensive income (loss)	3,035	(26,106)
Total stockholders' equity	11,210,037	10,932,527
Noncontrolling interests	551	566
Total equity	11,210,588	10,933,093
Total liabilities and equity	$20,164,770	$19,902,016

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Revenue:
Rental and other income	$663,889	$580,079	$1,920,721	$1,691,273
Management, development and other fees	1,399	695	3,054	2,380
Total revenue	665,288	580,774	1,923,775	1,693,653

Expenses:
Operating expenses, excluding property taxes	165,580	148,704	473,281	430,377
Property taxes	75,091	72,332	216,695	212,518
Expensed transaction, development and other pursuit costs, net of recoveries	6,514	417	9,865	1,900
Interest expense, net	57,290	55,987	172,613	164,704
Loss on extinguishment of debt, net	1,646	17,890	1,646	17,768
Depreciation expense	206,658	193,791	607,746	561,560
General and administrative expense	14,611	17,313	53,323	53,130
Casualty and impairment loss	—	1,940	—	3,117
Total expenses	527,390	508,374	1,535,169	1,445,074

Income from investments in unconsolidated entities	43,777	6,867	46,574	32,959
Gain on sale of communities	318,289	58	467,493	388,354
Gain on other real estate transactions, net	15	1,543	95	2,002
Net for-sale condominium activity	304	158	469	(1,402)

Income before income taxes	500,283	81,026	903,237	670,492
Income tax expense	(5,651)	(2,179)	(7,963)	(1,434)

Net income	494,632	78,847	895,274	669,058
Net loss attributable to noncontrolling interests	115	67	208	32

Net income attributable to common stockholders	$494,747	$78,914	$895,482	$669,090

Other comprehensive income:
Gain on cash flow hedges	8,188	2,010	26,102	1,188
Cash flow hedge losses reclassified to earnings	1,013	7,405	3,039	12,138
Comprehensive income	$503,948	$88,329	$924,623	$682,416

Earnings per common share - basic:
Net income attributable to common stockholders	$3.54	$0.57	$6.40	$4.79

Earnings per common share - diluted:
Net income attributable to common stockholders	$3.53	$0.56	$6.40	$4.79

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the nine months ended
	9/30/2022	9/30/2021
Cash flows from operating activities:
Net income	$895,274	$669,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	607,746	561,560
Amortization of deferred financing costs	6,022	5,519
Amortization of debt discount	2,080	1,998
Loss on extinguishment of debt, net	1,646	17,768
Amortization of stock-based compensation	26,774	20,660
Equity in (income) loss of, and return on, unconsolidated entities and noncontrolling interests, net of eliminations	(4,180)	4,290
Real estate casualty loss	—	2,802
Abandonment of development pursuits	4,069	685
Unrealized gain on terminated cash flow hedges	—	(2,654)
Cash flow hedge losses reclassified to earnings	3,039	6,874
Gain on sale of real estate assets	(505,650)	(413,661)
Gain on sale of for-sale condominiums	(2,113)	(2,051)
Decrease in resident security deposits, prepaid expenses and other assets	(22,511)	(20,555)
Increase in accrued expenses, other liabilities and accrued interest payable	68,244	59,449
Net cash provided by operating activities	1,080,440	911,742

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(681,937)	(476,307)
Acquisition of real estate assets, including partnership interest	(459,695)	(392,746)
Capital expenditures - existing real estate assets	(117,812)	(105,621)
Capital expenditures - non-real estate assets	(5,667)	(4,689)
Increase (decrease) in payables for construction	8,863	(35,639)
Proceeds from sale of real estate, net of selling costs	768,781	576,973
Proceeds from the sale of for-sale condominiums, net of selling costs	111,047	98,752
Note receivable lending	(15,584)	(118)
Note receivable payments	4,021	1,556
Distributions from unconsolidated entities	50,990	62,157
Investments in unconsolidated entities	(11,496)	(40,071)
Net cash used in investing activities	(348,489)	(315,753)

Cash flows from financing activities:
Issuance of common stock, net	1,962	7,011
Dividends paid	(667,393)	(666,420)
Net borrowings under unsecured credit facility and commercial paper	49,985	—
Repayments of mortgage notes payable, including prepayment penalties	(43,131)	(35,688)
Issuance of unsecured notes	—	699,167
Repayment of unsecured notes	(100,000)	(462,147)
Payment of deferred financing costs	(11,953)	(5,281)
Receipt for termination of forward interest rate swaps	—	4,751
Payment to noncontrolling interest	(38)	(45)
Payments related to tax withholding for share-based compensation	(16,872)	(13,409)
Distributions to DownREIT partnership unitholders	(36)	(36)
Distributions to joint venture and profit-sharing partners	(277)	(234)
Preferred interest obligation redemption and dividends	(860)	(1,340)
Net cash used in financing activities	(788,613)	(473,671)

Net (decrease) increase in cash, cash equivalents and cash in escrow	(56,662)	122,318

Cash, cash equivalents and cash in escrow, beginning of period	543,788	313,532
Cash, cash equivalents and cash in escrow, end of period	$487,126	$435,850

Cash paid during the period for interest, net of amount capitalized	$144,833	$127,575
See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and cash in escrow reported in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	For the nine months ended
	9/30/2022	9/30/2021
Cash and cash equivalents	$200,999	$322,294
Cash in escrow	286,127	113,556
Cash, cash equivalents and cash in escrow reported in the Condensed Consolidated Statements of Cash Flows	$487,126	$435,850

Supplemental disclosures of non-cash investing and financing activities:

During the nine months ended September 30, 2022:

•As described in Note 4, "Equity," the Company issued 136,115 shares of common stock as part of the Company's stock-based compensation plans, of which 54,053 shares related to the conversion of performance awards to shares of common stock, and the remaining 82,062 shares valued at $19,286,000 were issued in connection with new stock grants; 2,057 shares valued at $461,000 were issued through the Company's dividend reinvestment plan; 72,132 shares valued at $16,872,000 were withheld to satisfy employees' tax withholding and other liabilities; and 3,235 restricted shares with an aggregate value of $689,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•Common stock dividends declared but not paid totaled $223,638,000.

•The Company recorded an increase of $33,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•The Company recorded (i) an increase to prepaid expenses and other assets of $26,102,000 and a corresponding adjustment to accumulated other comprehensive loss and (ii) reclassified $3,039,000 of cash flow hedge losses from other comprehensive income (loss) to interest expense, net, to record the impact of the Company's derivative and hedge accounting activity.

During the nine months ended September 30, 2021:

•The Company issued 153,379 shares of common stock as part of the Company's stock-based compensation plans, of which 56,545 shares related to the conversion of performance awards to shares of common stock, and the remaining 96,834 shares valued at $17,187,000 were issued in connection with new stock grants; 2,223 shares valued at $423,000 were issued through the Company's dividend reinvestment plan; 75,542 shares valued at $13,409,000 were withheld to satisfy employees' tax withholding and other liabilities; and 3,077 restricted shares with an aggregate value of $595,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•Common stock dividends declared but not paid totaled $223,380,000.

•The Company recorded an increase of $789,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•The Company recorded an increase to prepaid expense and other assets of $3,399,000 and a corresponding adjustment to accumulated other comprehensive loss, and reclassified $6,874,000 and $5,264,000 of cash flow hedge losses from other comprehensive income (loss) to interest expense, net, and loss on extinguishment of debt, net, respectively, to record the impact of the Company's derivative and hedge accounting activity.

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

At September 30, 2022, the Company owned or held a direct or indirect ownership interest in 293 operating apartment communities containing 88,405 apartment homes in 12 states and the District of Columbia, of which 18 communities were under development and one was under redevelopment. The Company also has an ownership interest in The Park Loggia. The Park Loggia contains 172 for-sale residential condominiums and 66,000 square feet of commercial space, of which 161 condominiums have been sold and the leasing of the commercial space has been completed as of September 30, 2022. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 34 communities that, if developed as expected, will contain an estimated 11,451 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

Capitalized terms used without definition have meanings provided elsewhere in this Form 10-Q.

Cash, Cash Equivalents and Cash in Escrow

Cash and cash equivalents includes all cash and liquid investments with an original maturity of three months or less from the date acquired. Cash in escrow includes principal reserve funds that are restricted for the repayment of specified secured financing and amounts the Company has designated for planned 1031 exchange activity. The majority of the Company's cash, cash equivalents and cash in escrow are held at major commercial banks.

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

	For the three months ended		For the nine months ended
	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Basic and diluted shares outstanding
Weighted average common shares - basic	139,640,421	139,386,413	139,610,205	139,338,800
Weighted average DownREIT units outstanding	7,500	7,500	7,500	7,500
Effect of dilutive securities	334,038	343,812	346,467	298,769
Weighted average common shares - diluted	139,981,959	139,737,725	139,964,172	139,645,069

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$494,747	$78,914	$895,482	$669,090
Net income allocated to unvested restricted shares	(888)	(160)	(1,662)	(1,443)
Net income attributable to common stockholders, adjusted	$493,859	$78,754	$893,820	$667,647

Weighted average common shares - basic	139,640,421	139,386,413	139,610,205	139,338,800

Earnings per common share - basic	$3.54	$0.57	$6.40	$4.79

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$494,747	$78,914	$895,482	$669,090
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	12	12	36	36
Adjusted net income attributable to common stockholders	$494,759	$78,926	$895,518	$669,126

Weighted average common shares - diluted	139,981,959	139,737,725	139,964,172	139,645,069

Earnings per common share - diluted	$3.53	$0.56	$6.40	$4.79

Certain options to purchase shares of common stock in the amount of 9,793 were outstanding as of September 30, 2022, but were not included in the computation of diluted earnings per share because such options were anti-dilutive for the period. All options to purchase shares of common stock outstanding as of September 30, 2021 are included in the computation of diluted earnings per share.

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

Income Taxes

During the three and nine months ended September 30, 2022, the Company recognized income tax expense of $5,651,000 and $7,963,000, respectively, primarily related to the condominium dispositions at The Park Loggia and other taxable REIT subsidiary ("TRS") activity.

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

The following table details the Company’s revenue disaggregated by reportable operating segment, further discussed in Note 8, “Segment Reporting,” for the three and nine months ended September 30, 2022 and 2021. Segment information for total revenue excludes real estate assets that were sold from January 1, 2021 through September 30, 2022, or otherwise qualify as held for sale as of September 30, 2022, as described in Note 6, "Real Estate Disposition Activities" (dollars in thousands):

	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the three months ended September 30, 2022
Management, development and other fees and other ancillary items	$—	$—	$—	$1,399	$1,399
Rental and non-rental related income (2)	2,201	1,048	92	—	3,341
Total non-lease revenue (3)	2,201	1,048	92	1,399	4,740

Lease income (4)	572,581	55,840	24,812	—	653,233

Total revenue	$574,782	$56,888	$24,904	$1,399	$657,973

For the three months ended September 30, 2021
Management, development and other fees and other ancillary items	$—	$—	$—	$695	$695
Rental and non-rental related income (2)	1,883	425	69	—	2,377
Total non-lease revenue (3)	1,883	425	69	695	3,072

Lease income (4)	511,898	32,176	11,992	—	556,066

Total revenue	$513,781	$32,601	$12,061	$695	$559,138

	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the nine months ended September 30, 2022
Management, development and other fees and other ancillary items	$—	$—	$—	$3,054	$3,054
Rental and non-rental related income (2)	6,763	2,396	237	—	9,396
Total non-lease revenue (3)	6,763	2,396	237	3,054	12,450

Lease income (4)	1,665,157	148,802	63,256	—	1,877,215

Total revenue	$1,671,920	$151,198	$63,493	$3,054	$1,889,665

For the nine months ended September 30, 2021
Management, development and other fees and other ancillary items	$—	$—	$—	$2,380	$2,380
Rental and non-rental related income (2)	5,483	1,300	181	—	6,964
Total non-lease revenue (3)	5,483	1,300	181	2,380	9,344

Lease income (4)	1,497,270	79,147	27,903	—	1,604,320

Total revenue	$1,502,753	$80,447	$28,084	$2,380	$1,613,664
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

Due to the nature and timing of the Company’s identified revenue streams, there were no material amounts of outstanding or unsatisfied performance obligations as of September 30, 2022.

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

The Company recorded an aggregate offset to income for uncollectible lease revenue, net of amounts received from government rent relief programs, for its residential and commercial portfolios of $10,607,000 and $8,586,000 for the three months ended September 30, 2022 and 2021, respectively, and $31,267,000 and $42,295,000 for the nine months ended September 30, 2022 and 2021, respectively, under ASC 842 and ASC 450.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $9,131,000 and $7,862,000 for the three months ended September 30, 2022 and 2021, respectively, and $24,424,000 and $25,023,000 for the nine months ended September 30, 2022 and 2021, respectively.

3.  Debt

The Company's debt, which consists of unsecured notes, variable rate unsecured term loans (the "Term Loans"), mortgage notes payable, the Credit Facility and the Commercial Paper Program, each as defined below, as of September 30, 2022 and December 31, 2021 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of September 30, 2022 and December 31, 2021, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities").

	9/30/2022	12/31/2021

Fixed rate unsecured notes (1)	$7,150,000	$7,150,000
Term Loans (1)	150,000	250,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	270,677	306,281
Variable rate mortgage notes payable - conventional and tax-exempt (2)	457,350	464,150
Total mortgage notes payable and unsecured notes and Term Loans	8,028,027	8,170,431
Credit Facility	—	—
Commercial paper	49,985	—
Total	$8,078,012	$8,170,431
_____________________________________
(1)Balances at September 30, 2022 and December 31, 2021 exclude $8,784 and $10,033, respectively, of debt discount, and $36,851 and $40,573, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Condensed Consolidated Balance Sheets.
(2)Balances at September 30, 2022 and December 31, 2021 exclude $12,696 and $13,528, respectively, of debt discount, and $1,722 and $2,750, respectively, of deferred financing costs, as reflected in mortgage notes payable, net on the accompanying Condensed Consolidated Balance Sheets.

The following debt activity occurred during the nine months ended September 30, 2022:

•In February 2022, the Company repaid its $100,000,000 variable rate unsecured term loan at par upon maturity.

•In March 2022, the Company established an unsecured commercial paper note program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, unsecured commercial paper notes with varying maturities of less than one year. Amounts available under the Commercial Paper Program may be issued, repaid and re-issued from time to time, with the maximum aggregate face or principal amount outstanding at any one time not to exceed $500,000,000. The Commercial Paper Program is backstopped by the Company's commitment to maintain available borrowing capacity under the Credit Facility in an amount equal to actual borrowings under the Commercial Paper Program. The Company had $49,985,000 outstanding under the Commercial Paper Program as of September 30, 2022.

•In September 2022, the Company repaid $35,276,000 principal amount of its secured fixed rate debt with an effective rate of 6.16% in advance of the October 2047 scheduled maturity, recognizing a loss on debt extinguishment of $1,399,000, composed of prepayment penalties and the non-cash write off of unamortized deferred financing costs.

•In September 2022, the Company entered into the Sixth Amended and Restated Revolving Loan Agreement (the “Credit Facility”) with a syndicate of banks, which replaces its prior credit facility dated as of February 28, 2019. The amended and restated Credit Facility (i) increased the borrowing capacity from $1,750,000,000 to $2,250,000,000, (ii) extended the term of the Credit Facility from February 28, 2024 to September 27, 2026, with two six-month extension options available to the Company, provided the Company is not in default and upon payment of a $1,406,000 extension fee, (iii) amended certain provisions, notably to reduce the capitalization rate used to derive certain financial covenants from 6.0% to 5.75% and (iv) transitioned the benchmark rate from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). The Company may elect to expand the Credit Facility to $3,000,000,000, provided that one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment. No member of the syndicate of banks can prohibit the increase, which will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds.

The interest rate that would be applicable to borrowings under the Credit Facility is 3.81% at September 30, 2022 and is composed of (i) SOFR, applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.825% per annum, which consists of a 0.10% SOFR adjustment plus 0.725% per annum, assuming a one month term SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.65% to SOFR plus 1.40% based upon the rating of the Company's unsecured and unsubordinated long-term indebtedness. There is also an annual facility commitment fee of 0.125% of the borrowing capacity under the facility, which can vary from 0.10% to 0.30% based upon the rating of the Company's unsecured and unsubordinated long-term indebtedness. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases by meeting or missing targets related to environmental sustainability, specifically greenhouse gas emission reductions, with the adjustment determined annually beginning in July 2023. The Credit Facility also contains a competitive bid option that is available for borrowings of up to 65% of the Credit Facility amount. This option allows banks that are part of the lender consortium to bid to provide the Company loans at a rate that is lower than the stated pricing provided by the Credit Facility. The competitive bid option may result in lower pricing than the stated rate if market conditions allow.

Prior to the amended and restated Credit Facility, the Company's cost of borrowing was comprised of LIBOR plus 0.775% and an annual facility fee at 0.125%, both as determined by the Company's credit ratings.

The Company had no borrowings outstanding under the Credit Facility and had $6,914,000 and $11,969,000 outstanding in letters of credit that reduced the borrowing capacity as of September 30, 2022 and December 31, 2021, respectively. After taking into account its Commercial Paper Program and letters of credit, the Company had $2,193,101,000 available under the Credit Facility as of September 30, 2022. In addition, the Company had $45,182,000 and $39,581,000 outstanding in additional letters of credit unrelated to the Credit Facility as of September 30, 2022 and December 31, 2021, respectively.

In the aggregate, secured notes payable mature at various dates from March 2027 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,189,325,000, excluding communities classified as held for sale, as of September 30, 2022).

The weighted average interest rate of the Company's fixed rate secured notes payable (conventional and tax-exempt) was 3.4% and 3.7% at September 30, 2022 and December 31, 2021, respectively. The weighted average interest rate of the Company's variable rate secured notes payable (conventional and tax-exempt), including the effect of certain financing related fees, was 4.1% and 1.7% at September 30, 2022 and December 31, 2021, respectively.

In addition to the Commercial Paper Program, scheduled payments and maturities of secured notes payable and unsecured notes outstanding at September 30, 2022 were as follows (dollars in thousands):

Year	Secured notes principal payments	Secured notes maturities	Unsecured notes and Term Loan maturities	Stated interest rate of unsecured notes and Term Loan
2022	$800	$—	$—	—
2023	8,300	—	350,000	4.200%
			250,000	2.850%
2024	9,100	—	300,000	3.500%
			150,000	LIBOR + 0.85%
2025	9,700	—	525,000	3.450%
			300,000	3.500%
2026	10,600	—	475,000	2.950%
			300,000	2.900%
2027	12,900	236,100	400,000	3.350%
2028	17,600	—	450,000	3.200%
			400,000	1.900%
2029	8,500	66,250	450,000	3.300%
2030	9,000	—	700,000	2.300%
2031	9,600	—	600,000	2.450%
Thereafter	84,288	245,289	700,000	2.050%
			350,000	3.900%
			300,000	4.150%
			300,000	4.350%
	$180,388	$547,639	$7,300,000

The Company was in compliance at September 30, 2022 with customary covenants under the Credit Facility, the Commercial Paper Program, the Term Loan and the indentures under which the Company's unsecured notes were issued.

4.  Equity

The following summarizes the changes in equity for the nine months ended September 30, 2022 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2021	$1,398	$10,716,414	$240,821	$(26,106)	$10,932,527	$566	$10,933,093
Net income attributable to common stockholders	—	—	262,044	—	262,044	—	262,044
Gain on cash flow hedges, net	—	—	—	10,155	10,155	—	10,155
Cash flow hedge losses reclassified to earnings	—	—	—	1,013	1,013	—	1,013
Change in redemption value of redeemable noncontrolling interest	—	—	(43)	—	(43)	—	(43)
Noncontrolling interest distribution and income allocation	—	—	—	—	—	(10)	(10)
Dividends declared to common stockholders ($1.59 per share)	—	—	(222,373)	—	(222,373)	—	(222,373)
Issuance of common stock, net of withholdings	1	(14,263)	(1,501)	—	(15,763)	—	(15,763)
Amortization of deferred compensation	—	9,176	—	—	9,176	—	9,176
Balance at March 31, 2022	$1,399	$10,711,327	$278,948	$(14,938)	$10,976,736	$556	$10,977,292
Net income attributable to common stockholders	—	—	138,691	—	138,691	—	138,691
Gain on cash flow hedges, net	—	—	—	7,759	7,759	—	7,759
Cash flow hedge losses reclassified to earnings	—	—	—	1,013	1,013	—	1,013
Change in redemption value of redeemable noncontrolling interest	—	—	168	—	168	—	168
Noncontrolling interest distribution and income allocation	—	—	—	—	—	(6)	(6)
Dividends declared to common stockholders ($1.59 per share)	—	—	(222,772)	—	(222,772)	—	(222,772)
Issuance of common stock, net of withholdings	—	1,683	—	—	1,683	—	1,683
Amortization of deferred compensation	—	14,183	—	—	14,183	—	14,183
Balance at June 30, 2022	$1,399	$10,727,193	$195,035	$(6,166)	$10,917,461	$550	$10,918,011
Net income attributable to common stockholders	—	—	494,747	—	494,747	—	494,747
Gain on cash flow hedges, net	—	—	—	8,188	8,188	—	8,188
Cash flow hedge losses reclassified to earnings	—	—	—	1,013	1,013	—	1,013
Change in redemption value of redeemable noncontrolling interest	—	—	(158)	—	(158)	—	(158)
Noncontrolling interest distribution and income allocation	—	—	—	—	—	1	1
Dividends declared to common stockholders ($1.59 per share)	—	—	(222,753)	—	(222,753)	—	(222,753)
Issuance of common stock, net of withholdings	—	(384)	17	—	(367)	—	(367)
Amortization of deferred compensation	—	11,906	—	—	11,906	—	11,906
Balance at September 30, 2022	$1,399	$10,738,715	$466,888	$3,035	$11,210,037	$551	$11,210,588

The following summarizes the changes in equity for the nine months ended September 30, 2021 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2020	$1,395	$10,664,416	$126,022	$(40,250)	$10,751,583	$591	$10,752,174
Net income attributable to common stockholders	—	—	142,223	—	142,223	—	142,223
Cash flow hedge losses reclassified to earnings	—	—	—	2,367	2,367	—	2,367
Change in redemption value of redeemable noncontrolling interest	—	—	(273)	—	(273)	—	(273)
Noncontrolling interest distribution and income allocation	—	—	—	—	—	(16)	(16)
Dividends declared to common stockholders ($1.59 per share)	—	—	(221,779)	—	(221,779)	—	(221,779)
Issuance of common stock, net of withholdings	1	(14,037)	958	—	(13,078)	—	(13,078)
Amortization of deferred compensation	—	7,286	—	—	7,286	—	7,286
Balance at March 31, 2021	$1,396	$10,657,665	$47,151	$(37,883)	$10,668,329	$575	$10,668,904
Net income attributable to common stockholders	—	—	447,953	—	447,953	—	447,953
Loss on cash flow hedges, net	—	—	—	(822)	(822)	—	(822)
Cash flow hedge losses reclassified to earnings	—	—	—	2,366	2,366	—	2,366
Change in redemption value of redeemable noncontrolling interest	—	—	(255)	—	(255)	—	(255)
Noncontrolling interest distribution and income allocation	—	—	—	—	—	(7)	(7)
Dividends declared to common stockholders ($1.59 per share)	—	—	(222,451)	—	(222,451)	—	(222,451)
Issuance of common stock, net of withholdings	—	2,496	—	—	2,496	—	2,496
Amortization of deferred compensation	—	10,403	—	—	10,403	—	10,403
Balance at June 30, 2021	$1,396	$10,670,564	$272,398	$(36,339)	$10,908,019	$568	$10,908,587
Net income attributable to common stockholders	—	—	78,914	—	78,914	—	78,914
Gain on cash flow hedges, net	—	—	—	2,010	2,010	—	2,010
Cash flow hedge losses reclassified to earnings	—	—	—	7,405	7,405	—	7,405
Change in redemption value of redeemable noncontrolling interest	—	—	(261)	—	(261)	—	(261)
Noncontrolling interest distribution and income allocation	—	—	—	—	—	2	2
Dividends declared to common stockholders ($1.59 per share)	—	—	(222,475)	—	(222,475)	—	(222,475)
Issuance of common stock, net of withholdings	—	4,633	(27)	—	4,606	—	4,606
Amortization of deferred compensation	—	9,442	—	—	9,442	—	9,442
Balance at September 30, 2021	$1,396	$10,684,639	$128,549	$(26,924)	$10,787,660	$570	$10,788,230

As of September 30, 2022 and December 31, 2021, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the nine months ended September 30, 2022, the Company:

i.issued 4,304 shares of common stock in connection with stock options exercised;
ii.issued 2,057 shares of common stock through the Company's dividend reinvestment plan;
iii.issued 136,115 shares of common stock in connection with restricted stock grants and the conversion of performance awards to shares of common stock;
iv.withheld 72,132 shares of common stock to satisfy employees' tax withholding and other liabilities;
v.issued 9,307 shares of common stock through the Employee Stock Purchase Plan; and
vi.canceled 3,235 shares of restricted common stock upon forfeiture.

Deferred compensation granted under the Company's Second Amended and Restated 2009 Equity Incentive Plan (the "2009 Plan") during the nine months ended September 30, 2022 does not impact the Company's Condensed Consolidated Financial Statements until recognized as compensation cost.

In July 2020, the Company’s Board of Directors approved a stock repurchase program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "2020 Stock Repurchase Program"). Purchases of common stock under the 2020 Stock Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the nine months ended September 30, 2022, the Company had no repurchases of shares under this program. As of September 30, 2022, the Company had $316,148,000 remaining authorized for purchase under this program.

In May 2019, the Company commenced a fifth continuous equity program ("CEP V") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and the Company's determinations of the appropriate funding sources. The Company engaged sales agents for CEP V who receive compensation of up to 1.5% of the gross sales price for shares sold. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During the three and nine months ended September 30, 2022, the Company had no sales under this program. In December 2021, the Company entered into forward contracts under CEP V to sell 68,577 shares of common stock for approximate proceeds of $16,000,000 net of offering fees and discounts and based on the initial forward price (see Note 12, "Subsequent Events"). The final proceeds will be determined on the date(s) of settlement after adjustments for the Company's dividends and a daily interest factor. As of September 30, 2022, the Company had $705,961,000 remaining authorized for issuance under CEP V, after consideration of the forward contracts.

In addition to CEP V, during the nine months ended September 30, 2022, the Company completed an underwritten public offering of 2,000,000 shares of its common stock in connection with forward contracts entered into with certain financial institutions acting as forward purchasers. Assuming full physical settlement of the forward contracts, which the Company expects to occur no later than December 31, 2023, the Company will receive approximate proceeds of $494,200,000 net of offering fees and discounts and based on the initial forward price. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for the Company's dividends and a daily interest factor during the term of the forward contracts.

5.  Investments

Unconsolidated Investments

As of September 30, 2022, the Company had investments in seven unconsolidated real estate entities with ownership interest percentages ranging from 20.0% to 50.0% and other unconsolidated investments including property technology and environmentally focused companies and investment management funds. The Company accounts for its investments in unconsolidated entities under the equity method of accounting or under the measurement alternative with the carrying amount of the investment adjusted to fair value when there is an observable transaction for the same or similar investment of the same issuer indicating a change in fair value. The significant accounting policies of the Company's unconsolidated real estate investments are consistent with those of the Company in all material respects. Certain of these investments are subject to various buy‑sell provisions or other rights which are customary in real estate joint venture agreements. The Company and its partners in these entities may initiate these provisions to either sell the Company's interest or acquire the interest from the Company's partner.

During the nine months ended September 30, 2022, Archstone Multifamily Partners AC LP (the "U.S. Fund") sold its final three communities:

•Avalon Grosvenor Tower, located in Bethesda, MD, which contains 237 apartment homes and was sold for $95,250,000. The Company's share of the gain in accordance with GAAP was $9,187,000. In conjunction with the disposition of Avalon Grosvenor Tower, the U.S. Fund repaid a $39,060,000 secured note at par.

•Avalon Studio 4121, located in Studio City, CA, which contains 149 apartment homes and was sold for $76,000,000. The Company's share of the gain in accordance with GAAP was $9,236,000. In conjunction with the disposition of Avalon Studio 4121, the U.S. Fund repaid a $25,768,000 secured note at par.

•Avalon Station 250, located in Dedham, MA, which contains 285 apartment homes and was sold for $142,250,000. The Company's share of the gain in accordance with GAAP was $19,639,000. In advance of the disposition of Avalon Station 250, the U.S. Fund repaid a $50,385,000 secured note at par.

The Company has an equity interest of 28.6% in the U.S. Fund, and during the three months ended September 30, 2022, in conjunction with the final dispositions, achieved a threshold return resulting in an incentive distribution for the promoted interest based on the returns earned by the U.S. Fund. During the three months ended September 30, 2022, the Company recognized income of $4,690,000 for the promoted interest, which is reported as a component of income from investments in unconsolidated entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

Investments in Consolidated Real Estate Entities

During the nine months ended September 30, 2022, the Company acquired three wholly-owned communities:

•Avalon Flatirons, located in Lafayette, CO, which contains 207 apartment homes and 16,000 square feet of commercial space, was acquired for $95,000,000.

•Waterford Court, located in Addison, TX, which contains 196 apartment homes, was acquired for $69,500,000.

•Avalon Miramar Park Place, located in Miramar, FL, which contains 650 apartment homes, was acquired for $295,000,000.

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

Structured Investment Program

In April 2022, the Company established its Structured Investment Program (the “SIP”), a new investment platform through which the Company provides mezzanine loans or preferred equity to third-party multifamily developers. During the nine months ended September 30, 2022, the Company entered into commitments for three mezzanine loans of up to $92,375,000 in the aggregate. These commitments are to fund multifamily development projects in the Company's existing markets. At September 30, 2022, the Company had funded $15,514,000 of these commitments.

The Company evaluates each commitment under the SIP to determine the classification as a loan or an investment in a real estate development project. As of September 30, 2022, all of the commitments under the SIP are classified as loans. The Company includes amounts outstanding under the SIP as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets. The Company evaluates the credit risk for each loan on an ongoing basis, estimating the reserve for credit losses using relevant available information from internal and external sources. Market-based historical credit loss data provides the basis for the estimation of expected credit losses, with adjustments, if necessary, for differences in current loan-specific risk characteristics, such as the amount of equity capital provided by a borrower, nature of the real estate being developed or other factors.

For the three existing loans, interest is recognized as earned as interest income, included as a component of interest expense, net, on the accompanying Condensed Consolidated Statements of Comprehensive Income.

Expensed Transaction, Development and Other Pursuit Costs

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities when future development is probable ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any non-recoverable capitalized pre-development costs are expensed. The Company expensed $6,514,000 and $417,000 for the three months ended September 30, 2022 and 2021, respectively, and $9,865,000 and $1,900,000 for the nine months ended September 30, 2022 and 2021, respectively, for costs related to development pursuits not yet considered probable for development and the abandonment of Development Rights, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. The amount for 2022 includes the write-off of $5,335,000 related to a Development Right in the Pacific Northwest that the Company determined is no longer probable. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Casualty and Impairment of Long-Lived Assets

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset. Based on periodic tests of recoverability of long-lived assets, the Company did not recognize any impairment losses for the three and nine months ended September 30, 2022 and 2021. During the three and nine months ended September 30, 2021, the Company recognized a charge of $1,971,000 for the property and casualty damages across several communities in its East Coast markets related to severe storms, reported as casualty and impairment loss on the accompanying Condensed Consolidated Statements of Comprehensive Income. In addition, during the nine months ended September 30, 2021, the Company recognized a charge of $1,146,000 for the property and casualty damages resulting from a fire at an operating community, reported as casualty and impairment loss on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company evaluates its for-sale condominium inventory for potential indicators of impairment, considering whether the fair value of the individual for-sale condominium units exceeds the carrying value of those units. For-sale condominium inventory is stated at the lower of cost or fair value. The Company determines the fair value of its for-sale condominium inventory as the estimated sales price less direct costs to sell. For the three and nine months ended September 30, 2022 and 2021, the Company did not recognize any impairment losses on its for-sale condominium inventory.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. During the three and nine months ended September 30, 2022 and 2021, the Company did not recognize any impairment charges on its investment in land.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company's intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized for any of the Company's investments in unconsolidated real estate entities during the three and nine months ended September 30, 2022 and 2021.

6.  Real Estate Disposition Activities

The following real estate sales occurred during the nine months ended September 30, 2022 (dollars in thousands):

Community name	Location	Period of sale	Apartment homes	Gross sales price	Gain on disposition (1)
Avalon West Long Branch	West Long Branch, NJ	Q122	180	$75,000	$56,434
Avalon Ossining	Ossining, NY	Q122	168	$70,000	$40,512
Avalon East Norwalk	Norwalk, CT	Q122	240	$90,000	$51,762
Avalon Green I/Avalon Green II/Avalon Green III	Elmsford, NY	Q322	617	$306,000	$196,466
Avalon Del Mar Station	Pasadena, CA	Q322	347	$172,300	$77,141
Avalon Sharon	Sharon, MA	Q322	156	$65,650	$44,355
_________________________________
(1)    Gain on disposition was reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

At September 30, 2022, the Company had one real estate asset that qualified as held for sale.

The Park Loggia

The Park Loggia, located in New York, NY, contains 172 for-sale residential condominiums and 66,000 square feet of commercial space. During the three and nine months ended September 30, 2022, the Company sold 10 and 38 residential condominiums at The Park Loggia for gross proceeds of $38,991,000 and $120,328,000, respectively, resulting in a gain in accordance with GAAP of $644,000 and $2,113,000, respectively. As of September 30, 2022, there were 11 residential condominiums remaining to be sold. The Company incurred $340,000 and $1,187,000 during the three months ended September 30, 2022 and 2021, respectively, and $1,644,000 and $3,453,000 during the nine months ended September 30, 2022 and 2021, respectively, in marketing, operating and administrative costs. All amounts are included in net for-sale condominium activity, on the accompanying Condensed Consolidated Statements of Comprehensive Income. As of September 30, 2022 and December 31, 2021, the unsold for-sale residential condominiums at The Park Loggia had an aggregate carrying value of $38,509,000 and $146,535,000, respectively, presented as for-sale condominium inventory on the accompanying Condensed Consolidated Balance Sheets.

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

As of September 30, 2022 and December 31, 2021, the Company had total operating lease assets of $117,181,000 and $118,370,000, respectively, and lease obligations of $144,969,000 and $146,377,000, respectively, reported as components of right of use lease assets and lease liabilities on the accompanying Condensed Consolidated Balance Sheets. The Company incurred costs of $3,987,000 and $3,905,000 for the three months ended September 30, 2022 and 2021, and $11,657,000 and $11,628,000 for the nine months ended September 30, 2022 and 2021, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease and four leases for portions of parking garages adjacent to apartment communities, that are finance leases. As of September 30, 2022 and December 31, 2021, the Company had total finance lease assets of $28,519,000 and $28,229,000, respectively, and total finance lease obligations of $20,082,000 and $20,120,000, respectively, reported as components of right of use lease assets and lease liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

The Company's segment disclosures present the measure(s) used by the chief operating decision maker ("CODM") for assessing each segment's performance. The Company's CODM is comprised of several members of its executive management team who use net operating income ("NOI") as the primary financial measure for Same Store communities and Other Stabilized communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from investments in unconsolidated entities, depreciation expense, income tax expense, casualty and impairment loss, gain on sale of communities, gain on other real estate transactions, net, net for-sale condominium activity and net operating income from real estate assets sold or held for sale. The CODM evaluates the Company's financial performance on a consolidated residential and commercial basis. The commercial results attributable to the non-apartment components of the Company's mixed-use communities and other nonresidential operations represent 2.5% and 1.8% of total NOI for the three months ended September 30, 2022 and 2021, respectively, and 2.1% and 1.6% for the nine months ended September 30, 2022 and 2021, respectively. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for the three and nine months ended September 30, 2022 and 2021 is as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Net income	$494,632	$78,847	$895,274	$669,058
Property management and other indirect operating expenses, net of corporate income	29,374	25,322	88,119	74,110
Expensed transaction, development and other pursuit costs, net of recoveries	6,514	417	9,865	1,900
Interest expense, net	57,290	55,987	172,613	164,704
Loss on extinguishment of debt, net	1,646	17,890	1,646	17,768
General and administrative expense	14,611	17,313	53,323	53,130
Income from investments in unconsolidated entities	(43,777)	(6,867)	(46,574)	(32,959)
Depreciation expense	206,658	193,791	607,746	561,560
Income tax expense	5,651	2,179	7,963	1,434
Casualty and impairment loss	—	1,940	—	3,117
Gain on sale of communities	(318,289)	(58)	(467,493)	(388,354)
Gain on other real estate transactions, net	(15)	(1,543)	(95)	(2,002)
Net for-sale condominium activity	(304)	(158)	(469)	1,402
Net operating income from real estate assets sold or held for sale	(4,839)	(13,147)	(21,847)	(48,913)
Net operating income	$449,152	$371,913	$1,300,071	$1,075,955

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Rental income from real estate assets sold or held for sale	$7,315	$21,636	$34,110	$79,989
Operating expenses from real estate assets sold or held for sale	(2,476)	(8,489)	(12,263)	(31,076)
Net operating income from real estate assets sold or held for sale	$4,839	$13,147	$21,847	$48,913

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table details the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2022. Segment information for the three and nine months ended September 30, 2022 and 2021 has been adjusted to exclude the real estate assets that were sold from January 1, 2021 through September 30, 2022, or otherwise qualify as held for sale as of September 30, 2022, as described in Note 6, "Real Estate Disposition Activities."

	For the three months ended		For the nine months ended
	Total revenue	NOI	Total revenue	NOI	Gross real estate (1)
For the period ended September 30, 2022
Same Store
New England	$89,107	$59,271	$254,661	$168,041	$2,874,594
Metro NY/NJ	120,111	81,824	344,785	237,804	4,108,778
Mid-Atlantic	85,255	56,583	247,977	167,338	3,196,309
Southeast Florida	9,661	6,374	28,171	18,522	398,306
Denver, CO	6,891	4,905	19,869	14,531	321,354
Pacific Northwest	37,379	26,273	107,987	76,596	1,295,468
Northern California	102,955	73,498	300,171	214,269	3,674,996
Southern California	123,423	85,311	368,299	258,552	4,304,711
Total Same Store	574,782	394,039	1,671,920	1,155,653	20,174,516

Other Stabilized	56,888	38,364	151,198	101,175	2,890,645
Development / Redevelopment	24,904	16,749	63,493	43,243	2,177,648
Land Held for Development	N/A	N/A	N/A	N/A	167,277
Non-allocated (2)	1,399	N/A	3,054	N/A	154,266

Total	$657,973	$449,152	$1,889,665	$1,300,071	$25,564,352

For the period ended September 30, 2021
Same Store
New England	$77,754	$48,696	$226,516	$144,116	$2,840,108
Metro NY/NJ	104,940	70,459	308,252	209,265	4,079,405
Mid-Atlantic	78,284	51,391	231,341	154,252	3,167,632
Southeast Florida	8,152	5,026	23,099	13,772	395,594
Denver, CO	6,070	4,011	17,576	11,965	320,214
Pacific Northwest	32,344	22,079	93,911	63,493	1,286,674
Northern California	92,636	64,562	277,571	195,136	3,629,269
Southern California	113,601	77,831	324,487	220,527	4,250,958
Total Same Store	513,781	344,055	1,502,753	1,012,526	19,969,854

Other Stabilized	32,601	20,612	80,447	47,909	2,092,971
Development / Redevelopment	12,061	7,246	28,084	15,520	1,411,995
Land Held for Development	N/A	N/A	N/A	N/A	66,769
Non-allocated (2)	695	N/A	2,380	N/A	278,779

Total	$559,138	$371,913	$1,613,664	$1,075,955	$23,820,368
__________________________________
(1)Does not include gross real estate assets held for sale of $78,662 as of September 30, 2022 and gross real estate either sold or classified as held for sale subsequent to September 30, 2021 of $555,942.
(2)Revenue represents third-party property management, developer fees and miscellaneous income and other ancillary items which are not allocated to a reportable segment. Gross real estate includes the for-sale residential condominiums at The Park Loggia, as discussed in Note 6, "Real Estate Disposition Activities."

9.  Stock-Based Compensation Plans

As part of its long-term compensation plans, the Company has granted stock options, performance awards and restricted stock under the 2009 Plan. Details of the outstanding awards and activity under the 2009 Plan for the nine months ended September 30, 2022 are presented below.

Stock Options:

	2009 Plan options	Weighted average exercise price per option
Options Outstanding at December 31, 2021	299,149	$178.71
Granted (1)	9,793	236.14
Exercised	(4,304)	141.41
Forfeited	(6,459)	180.32
Options Outstanding at September 30, 2022	298,179	$181.10
Options Exercisable at September 30, 2022	10,899	$151.38
__________________________________
(1)Grants are from recipient elections to receive a portion of earned restricted stock awards in the form of stock options.

Performance Awards:

	Performance awards	Weighted average grant date fair value per award (1)
Outstanding at December 31, 2021	284,522	$214.73
Granted (2)	72,783	254.75
Change in awards based on performance (3)	(20,356)	200.92
Converted to shares of common stock	(54,053)	217.33
Forfeited	(3,829)	230.36
Outstanding at September 30, 2022	279,067	$225.46
__________________________________
(1)Weighted average grant date fair value per award includes the impact of post grant modifications.
(2)The shares of common stock that may be earned is based on the total shareholder return metrics for the Company's common stock for 39,972 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 32,811 performance awards.
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

For the portion of the performance awards granted in 2022 for which achievement will be determined by using financial metrics, the compensation cost was based on an average grant date value of $233.94, and the Company's estimate of corporate achievement for the financial metrics.

Restricted Stock:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2021	157,066	$192.90	74,627
Granted - restricted stock shares	82,062	235.02	—
Vested - restricted stock shares	(75,880)	197.03	(48,031)
Forfeited	(3,149)	218.12	(86)
Outstanding at September 30, 2022	160,099	$212.03	26,510

Total employee stock-based compensation cost recognized in income was $26,958,000 and $19,965,000 for the nine months ended September 30, 2022 and 2021, respectively, and total capitalized stock-based compensation cost was $8,434,000 and $6,899,000 for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, there was a total unrecognized compensation cost of $40,221,000 for unvested restricted stock, stock options and performance awards, which is expected to be recognized over a weighted average period of 1.8 years. Forfeitures are included in compensation cost as they occur.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $1,399,000 and $695,000 for the three months ended September 30, 2022 and 2021, respectively, and $3,054,000 and $2,380,000 for the nine months ended September 30, 2022 and 2021, respectively. In addition, the Company had outstanding receivables associated with its property and construction management roles of $5,337,000 and $3,964,000 as of September 30, 2022 and December 31, 2021, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount of $553,000 and $516,000 in the three months ended September 30, 2022 and 2021, respectively, and $1,642,000 and $1,457,000 for the nine months ended September 30, 2022 and 2021, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $1,150,000 and $696,000 on September 30, 2022 and December 31, 2021, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

11.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

The Company uses Hedging Derivatives to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group, and monitors the credit ratings of counterparties and the exposure of the Company to any single entity. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at September 30, 2022 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps
Notional balance	$402,670	$150,000
Weighted average interest rate (1)	4.1%	N/A
Weighted average swapped/capped interest rate	6.1%	1.4%
Earliest maturity date	January 2024	November 2022
Latest maturity date	November 2026	November 2022
____________________________________
(1)For debt hedged by interest rate caps, represents the weighted average interest rate on the hedged debt prior to any impact of the associated interest rate caps.

As of September 30, 2022, the Company had $150,000,000 in aggregate outstanding pay fixed interest rate swap agreements that were entered into as hedges of changes in interest rates for our anticipated future debt issuance activity. The Company expects to cash settle the swaps and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

The Company had five derivatives not designated as hedges at September 30, 2022 for which the fair value changes for the three and nine months ended September 30, 2022 and 2021 were not material. The Company did not have any derivatives designated as fair value hedges as of September 30, 2022 and 2021.

The following table summarizes the deferred losses reclassified from accumulated other comprehensive loss into earnings (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2022	9/30/2021	9/30/2022	9/30/2021

Cash flow hedge losses reclassified to earnings	$1,013	$7,405	$3,039	$12,138

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	9/30/2022
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Non Designated Hedges
Interest Rate Caps	$722	$—	$722	$—
Interest Rate Swaps - Assets	29,324	—	29,324	—
DownREIT units	(1,382)	(1,382)	—	—
Indebtedness
Fixed rate unsecured notes	(6,280,228)	(6,280,228)	—	—
Mortgage notes payable, Commercial Paper Program and variable rate unsecured note	(655,522)	—	(655,522)	—
Total	$(6,907,086)	$(6,281,610)	$(625,476)	$—

	12/31/2021
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Non Designated Hedges
Interest Rate Caps	$225	$—	$225	$—
Interest Rate Swaps - Assets	3,204	—	3,204	—
DownREIT units	(1,895)	(1,895)	—	—
Indebtedness
Fixed rate unsecured notes	(7,624,560)	(7,624,560)	—	—
Mortgage notes payable and variable rate unsecured notes	(940,779)	—	(940,779)	—
Total	$(8,563,805)	$(7,626,455)	$(937,350)	$—

12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In October 2022, the Company acquired Avalon Highland Creek, a 260 apartment home community in Charlotte, NC, for $76,700,000.

In October 2022, the Company settled the outstanding forward contracts entered into in December 2021 under CEP V, selling 68,577 shares of common stock for $229.34 per share, for net proceeds of $15,727,000.

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

Third Quarter 2022 Operating Highlights

•Net income attributable to common stockholders for the three months ended September 30, 2022 was $494,747,000, an increase of $415,833,000, or 526.9%, from the prior year period. The increase is primarily due to an increase in real estate sales and related gains and an increase in NOI from communities, over the prior year period.

•Same Store NOI attributable to our apartment rental operations, including parking and other ancillary residential revenue ("Residential"), for the three months ended September 30, 2022 was $388,397,000, an increase of $48,991,000, or 14.4%, over the prior year period. The increase over the prior year period was due to an increase in Residential rental revenues of $60,008,000, or 11.8%, partially offset by an increase in Residential property operating expenses of $10,990,000, or 6.5%.

Third Quarter 2022 Development Highlights

At September 30, 2022, we owned or held a direct or indirect interest in:

•17 wholly-owned communities under construction, which are expected to contain 5,427 apartment homes with a projected total capitalized cost of $2,277,000,000, and one unconsolidated community under construction, which is expected to contain 475 apartment homes with a projected total capitalized cost of $276,000,000.

•Land or rights to land on which we expect to develop an additional 34 apartment communities that, if developed as expected, will contain 11,451 apartment homes and will be developed for an aggregate projected total capitalized cost of $5,115,000,000.

Third Quarter 2022 Real Estate Transaction Highlights

During the three months ended September 30, 2022, we sold five wholly-owned communities containing 1,120 apartment homes for $543,950,000 for a gain in accordance with GAAP of $317,962,000.

During the three months ended September 30, 2022, we acquired Avalon Miramar Park Place, located in Miramar, FL, which contains 650 apartment homes for a purchase price of $295,000,000.

In addition, in October 2022, we acquired Avalon Highland Creek, located in Charlotte, NC, containing 260 apartment homes for a purchase price of $76,700,000.

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

Current Communities are categorized as Same Store, Other Stabilized, Lease-Up, Redevelopment, or Unconsolidated according to the following attributes:

•Same Store is composed of consolidated communities where a comparison of operating results from the prior year to the current year is meaningful as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period. For the nine month periods ended September 30, 2022 and 2021, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2021, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale as of September 30, 2022 or probable for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

As of September 30, 2022, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Same Store:
New England	37	9,618
Metro NY/NJ	39	11,641
Mid-Atlantic	37	12,577
Southeast Florida	4	1,214
Denver, CO	4	1,086
Pacific Northwest	18	4,807
Northern California	40	12,126
Southern California	56	16,422
Total Same Store	235	69,491

Other Stabilized:
New England	3	253
Metro NY/NJ	3	1,354
Mid-Atlantic	5	1,691
North Carolina	3	500
Southeast Florida	4	1,623
Texas	2	621
Denver, CO	1	207
Pacific Northwest	2	667
Northern California	1	200
Southern California	2	849
Total Other Stabilized	26	7,965

Lease-Up	5	2,086

Redevelopment	1	714

Unconsolidated	8	2,247

Total Current	275	82,503

Development	17	5,427

Unconsolidated Development	1	475

Total Communities	293	88,405

Development Rights	34	11,451

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in Same Store NOI; NOI derived from acquisitions, development completions and development under construction and in lease-up; loss of NOI related to disposed communities; and capital market and financing activity. See also Part II, Item 1A. “Risk Factors.” A comparison of our operating results for the three and nine months ended September 30, 2022 and 2021 is as follows (unaudited, dollars in thousands).

	For the three months ended				For the nine months ended
	9/30/2022	9/30/2021	$ Change	% Change	9/30/2022	9/30/2021	$ Change	% Change

Revenue:
Rental and other income	$663,889	$580,079	$83,810	14.4%	$1,920,721	$1,691,273	$229,448	13.6%
Management, development and other fees	1,399	695	704	101.3%	3,054	2,380	674	28.3%
Total revenue	665,288	580,774	84,514	14.6%	1,923,775	1,693,653	230,122	13.6%

Expenses:
Direct property operating expenses, excluding property taxes	134,810	122,691	12,119	9.9%	382,119	353,905	28,214	8.0%
Property taxes	75,091	72,332	2,759	3.8%	216,695	212,518	4,177	2.0%
Total community operating expenses	209,901	195,023	14,878	7.6%	598,814	566,423	32,391	5.7%

Corporate-level property management and other indirect operating expenses	(30,770)	(26,013)	(4,757)	18.3%	(91,162)	(76,472)	(14,690)	19.2%
Expensed transaction, development and other pursuit costs, net of recoveries	(6,514)	(417)	(6,097)	N/A (1)	(9,865)	(1,900)	(7,965)	419.2%
Interest expense, net	(57,290)	(55,987)	(1,303)	2.3%	(172,613)	(164,704)	(7,909)	4.8%
Loss on extinguishment of debt, net	(1,646)	(17,890)	16,244	(90.8)%	(1,646)	(17,768)	16,122	(90.7)%
Depreciation expense	(206,658)	(193,791)	(12,867)	6.6%	(607,746)	(561,560)	(46,186)	8.2%
General and administrative expense	(14,611)	(17,313)	2,702	(15.6)%	(53,323)	(53,130)	(193)	0.4%
Casualty and impairment loss	—	(1,940)	1,940	100.0%	—	(3,117)	3,117	100.0%
Income from investments in unconsolidated entities	43,777	6,867	36,910	537.5%	46,574	32,959	13,615	41.3%
Gain on sale of communities	318,289	58	318,231	N/A (1)	467,493	388,354	79,139	20.4%
Gain on other real estate transactions, net	15	1,543	(1,528)	(99.0)%	95	2,002	(1,907)	(95.3)%
Net for-sale condominium activity	304	158	146	92.4%	469	(1,402)	1,871	N/A (1)
Income before income taxes	500,283	81,026	419,257	517.4%	903,237	670,492	232,745	34.7%
Income tax expense	(5,651)	(2,179)	(3,472)	159.3%	(7,963)	(1,434)	(6,529)	455.3%
Net income	494,632	78,847	415,785	527.3%	895,274	669,058	226,216	33.8%

Net loss attributable to noncontrolling interests	115	67	48	71.6%	208	32	176	550.0%

Net income attributable to common stockholders	$494,747	$78,914	$415,833	526.9%	$895,482	$669,090	$226,392	33.8%
_________________________
(1)Percent change is not meaningful.

Net income attributable to common stockholders increased $415,833,000, or 526.9%, to $494,747,000 and $226,392,000, or 33.8%, to $895,482,000 for the three and nine months ended September 30, 2022, respectively, as compared to the prior year periods. The increases for the three and nine months ended September 30, 2022 are primarily due to increases in real estate sales and related gains and increases in NOI from communities, over the prior year periods.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from investments in unconsolidated entities, depreciation expense, income tax expense, casualty and impairment loss, gain on sale of communities, gain on other real estate transactions, net, net for-sale condominium activity and net operating income from real estate assets sold or held for sale.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Residential NOI represents results attributable to our apartment rental operations, including parking and other ancillary residential revenue. Reconciliations of NOI and Residential NOI for the three and nine months ended September 30, 2022 and 2021 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2022	9/30/2021	9/30/2022	9/30/2021

Net income	$494,632	$78,847	$895,274	$669,058
Property management and other indirect operating expenses, net of corporate income	29,374	25,322	88,119	74,110
Expensed transaction, development and other pursuit costs, net of recoveries	6,514	417	9,865	1,900
Interest expense, net	57,290	55,987	172,613	164,704
Loss on extinguishment of debt, net	1,646	17,890	1,646	17,768
General and administrative expense	14,611	17,313	53,323	53,130
Income from investments in unconsolidated entities	(43,777)	(6,867)	(46,574)	(32,959)
Depreciation expense	206,658	193,791	607,746	561,560
Income tax expense	5,651	2,179	7,963	1,434
Casualty and impairment loss	—	1,940	—	3,117
Gain on sale of communities	(318,289)	(58)	(467,493)	(388,354)
Gain on other real estate transactions, net	(15)	(1,543)	(95)	(2,002)
Net for-sale condominium activity	(304)	(158)	(469)	1,402
Net operating income from real estate assets sold or held for sale	(4,839)	(13,147)	(21,847)	(48,913)
NOI	449,152	371,913	1,300,071	1,075,955

Commercial NOI (1)	(11,005)	(6,672)	(26,902)	(17,381)
Residential NOI	$438,147	$365,241	$1,273,169	$1,058,574
_________________________
(1)Represents results attributable to the commercial and other non-residential operations at our communities ("Commercial").

The Residential NOI changes for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended	For the nine months ended
	9/30/2022	9/30/2022

Same Store	$48,991	$139,367
Other Stabilized	14,648	47,941
Development / Redevelopment	9,267	27,287
Total	$72,906	$214,595

The increase in our Same Store Residential NOI for the three and nine months ended September 30, 2022 is due to increases in Residential rental revenue of $60,008,000, or 11.8%, and $165,244,000, or 11.1%, respectively, partially offset by increases in Residential property operating expenses of $10,990,000, or 6.5%, and $25,987,000, or 5.3%, over the three and nine months ended September 30, 2021, respectively.

Our results of operations in future periods may be impacted directly or indirectly by uncertainties such as the lingering effects of the COVID-19 pandemic (the "Pandemic") and the recent increases in inflation. If the financial condition of our residents and commercial tenants deteriorates, and/or regulations that limit our ability to evict residents and tenants continue or are adopted in response to future developments related to the Pandemic, that may result in higher than normal uncollectible lease revenue. The Pandemic may also depress consumer demand for our apartments for a variety of reasons, including (i) if consumers decide to live in markets that are less costly than ours for one or more reasons, such as a decline in their income or remote working arrangements; (ii) that consumers who would otherwise rent may seek home ownership; and (iii) ongoing downward pressures on demand for certain types of housing (e.g., corporate apartment homes) or by certain consumers (e.g., students or consumers who require seasonal job-related demand such as in the entertainment industry).

Increases in inflation can result in an increase in our operating costs, including utilities and payroll, both at our communities and at the corporate level. Substantially all of our apartment leases are for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally reduce our risk from the adverse effect of inflation, although these leases also permit residents to leave at the end of the lease term. In addition, inflation could cause our construction and cost of other capitalized expenditures to increase, impacting the expected economic return of, and expected operating results for, current and planned development activity.

Rental and other income increased $83,810,000, or 14.4%, and $229,448,000, or 13.6%, for the three and nine months ended September 30, 2022, respectively, compared to the prior year periods, primarily due to the increased rental revenue from our stabilized wholly-owned communities, discussed below.

Consolidated Communities — The weighted average number of occupied apartment homes for consolidated communities increased to 77,369 apartment homes for the nine months ended September 30, 2022, compared to 75,354 homes for the prior year period. The weighted average monthly rental revenue per occupied apartment home increased to $2,754 for the nine months ended September 30, 2022 compared to $2,491 in the prior year period.

The increase in Same Store rental revenue is due to (i) an increase in Same Store Residential rental revenue of $60,008,000, or 11.8%, and $165,244,000, or 11.1%, for the three and nine months ended September 30, 2022, respectively, compared to the prior year periods, and (ii) an increase in Same Store Commercial rental revenue of $1,018,000, or 18.6%, and $3,811,000, or 26.2%, for the three and nine months ended September 30, 2022, respectively, compared to the prior year periods.

The following table presents the change in Same Store Residential rental revenue, including the attribution of the change between average rental revenue per occupied home and Economic Occupancy for the nine months ended September 30, 2022 (unaudited, dollars in thousands).

	For the nine months ended September 30, 2022
	Residential rental revenue				Average rental revenue per occupied home			Economic Occupancy (1)
			$ Change	% Change			% Change		% Change
	2022	2021	2022 to 2021	2022 to 2021	2022	2021	2022 to 2021	2022	2021	2022 to 2021
New England	$253,700	$226,073	$27,627	12.2%	$3,017	$2,716	11.1%	97.1%	96.0%	1.1%
Metro NY/NJ	340,309	304,461	35,848	11.8%	3,370	3,018	11.7%	96.4%	96.3%	0.1%
Mid-Atlantic	245,571	229,366	16,205	7.1%	2,275	2,131	6.8%	95.4%	95.1%	0.3%
Southeast Florida	28,124	23,055	5,069	22.0%	2,692	2,194	22.7%	95.6%	96.3%	(0.7)%
Denver, CO	19,867	17,573	2,294	13.1%	2,119	1,863	13.7%	95.9%	96.5%	(0.6)%
Pacific Northwest	104,431	90,303	14,128	15.6%	2,528	2,190	15.4%	95.5%	95.3%	0.2%
Northern California	296,828	275,155	21,673	7.9%	2,835	2,628	7.9%	95.9%	95.9%	—%
Southern California	363,467	321,067	42,400	13.2%	2,547	2,250	13.2%	96.6%	96.6%	—%
Total Same Store	$1,652,297	$1,487,053	$165,244	11.1%	$2,745	$2,476	10.9%	96.2%	96.0%	0.2%

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

The following table details the increase in Same Store Residential rental revenue by component, for the three and nine months ended September 30, 2022, compared to the prior year periods (unaudited):

	For the three months ended	For the nine months ended
	9/30/2022	9/30/2022
Residential rental revenue
Lease rates	9.5%	7.3%
Concessions and other discounts	2.4%	2.0%
Economic Occupancy	(0.2)%	0.2%
Other rental revenue	0.9%	0.9%
Uncollectible lease revenue (excluding rent relief)	0.6%	(0.5)%
Rent relief	(1.4)%	1.2%
Total Residential rental revenue	11.8%	11.1%

The increase for Same Store Residential rental revenue for the three and nine months ended September 30, 2022, respectively, compared to the prior year periods, was impacted by (i) uncollectible lease revenue, net of amounts received from government rent relief programs and (ii) concessions.

•Same Store uncollectible lease revenue increased for the three months ended September 30, 2022 by $4,041,000 and decreased for the nine months ended September 30, 2022 by $9,701,000. The change in uncollectible lease revenue for the three and nine months ended September 30, 2022 was impacted by amounts received from government rent relief programs. Adjusting to remove the impact of rent relief, uncollectible lease revenue as a percentage of Same Store Residential rental revenue decreased to 2.90% in the three months ended September 30, 2022 from 3.84% in the three months ended September 30, 2021. Adjusting to remove the impact of rent relief, uncollectible lease revenue as a percentage of Same Store Residential rental revenue increased to 3.56% in the nine months ended September 30, 2022 from 3.42% in the nine months ended September 30, 2021. We recognized $5,673,000 and $12,663,000 from government rent relief programs during the three months ended September 30, 2022 and 2021, respectively. We recognized $33,718,000 and $16,371,000 from government rent relief programs during the nine months ended September 30, 2022 and 2021, respectively.

•During the Pandemic, we increased our use of residential concessions relative to concessions granted prior to 2020. While concessions granted remained slightly elevated relative to periods prior to 2020, concessions for our Same Store communities granted in the three and nine months ended September 30, 2022 decreased from the prior year periods by $6,412,000 to $1,932,000 and $31,776,000 to $5,926,000, respectively. We amortize concessions on a straight-line basis over the life of the respective leases (generally one year), reducing the income recognized over the lease term. With the decreased amount of concessions granted, the amortization of residential concessions for our Same Store communities also decreased. For the three and nine months ended September 30, 2022, amortized concessions decreased by $12,502,000 and $30,732,000, respectively, contributing to the increase in revenue as compared to the prior year periods. The remaining net unamortized balance of Same Store residential concessions at September 30, 2022 was $3,713,000.

Direct property operating expenses, excluding property taxes, increased $12,119,000, or 9.9%, and $28,214,000, or 8.0%, for the three and nine months ended September 30, 2022, respectively, compared to the prior year periods. The increases for the three and nine months ended September 30, 2022 are primarily due to the addition of newly developed and acquired apartment communities as well as increased operating expenses at our Same Store communities as discussed below.

Same Store Residential direct property operating expenses, excluding property taxes, represents substantially all of total Same Store operating expenses for the three and nine months ended September 30, 2022. Same Store Residential direct property operating expenses, excluding property taxes, increased $9,693,000, or 9.0%, and $22,920,000, or 7.4%, for the three and nine months ended September 30, 2022, respectively, compared to the prior year periods. The increases for the three and nine months ended September 30, 2022 are primarily due to increased utilities and maintenance costs as well as bad debt associated with resident expense reimbursements.

Property taxes increased $2,759,000, or 3.8%, and $4,177,000, or 2.0%, for the three and nine months ended September 30, 2022, compared to the prior year periods. The increases for the three and nine months ended September 30, 2022 are primarily due to the addition of newly developed and acquired apartment communities and increased assessments for our stabilized portfolio, partially offset by decreased property taxes from dispositions.

Same Store Residential property taxes represents substantially all of total Same Store property taxes for the three and nine months ended September 30, 2022. Same Store Residential property taxes increased $1,297,000, or 2.1%, and $3,067,000, or 1.7%, for the three and nine months ended September 30, 2022, compared to the prior year periods. The increases for the three and nine months ended September 30, 2022 are due to increased assessments across the portfolio and the expiration of property tax incentive programs at certain of our properties in New York City, partially offset by successful appeals in the current year period in excess of the prior year periods.

Corporate-level property management and other indirect operating expenses increased $4,757,000, or 18.3%, and $14,690,000, or 19.2%, for the three and nine months ended September 30, 2022, respectively, compared to the prior year periods, primarily due to increased compensation related costs as well as costs related to increased investment in technology initiatives in the current year periods to improve future efficiency in services for residents and prospects.

Expensed transaction, development and other pursuit costs, net of recoveries primarily reflect costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and costs related to abandoned acquisition and disposition pursuits and any recoveries of costs incurred. These costs can be volatile, particularly in periods of increased acquisition pursuit activity, periods of economic downturn or when there is limited access to capital, and therefore may vary significantly from year to year. In addition, the timing for potential recoveries will not always align with the timing for expensing an abandoned pursuit. Expensed transaction, development and other pursuit costs, net of recoveries, increased $6,097,000 and $7,965,000 for the three and nine months ended September 30, 2022, respectively, compared to the prior year periods. The amounts for the three and nine months ended September 30, 2022 include the write-off of $5,335,000 related to a Development Right in the Pacific Northwest that we determined is no longer probable.

Interest expense, net increased $1,303,000, or 2.3%, and $7,909,000, or 4.8%, for the three and nine months ended September 30, 2022, respectively, compared to the prior year periods. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, interest income, any mark to market impact from derivatives not in qualifying hedge relationships and the recognition of the GAAP required estimate of future credit losses for the SIP. The increase for the nine months ended September 30, 2022 is primarily due to the GAAP required estimate of future credit losses from our SIP and an increase in variable rates on secured indebtedness. The increase for the three months ended September 30, 2022 is partially offset by an increase in capitalized interest.

Loss on extinguishment of debt, net reflects prepayment penalties, the write-off of unamortized deferred financing costs and premiums/discounts from our debt repurchase and retirement activity, or payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired. The loss of $1,646,000 for the three and nine months ended September 30, 2022 is due primarily to the repayment of secured debt. The losses of $17,890,000 and $17,768,000 for the three and nine months ended September 30, 2021, respectively, were due to the repayments of unsecured debt.

Depreciation expense increased $12,867,000, or 6.6%, and $46,186,000, or 8.2%, for the three and nine months ended September 30, 2022, respectively, compared to the prior year periods, primarily due to the addition of newly developed and acquired apartment communities, partially offset by dispositions.

General and administrative expense decreased $2,702,000, or 15.6%, for the three months ended September 30, 2022, as compared to the prior year period, primarily due to legal settlements recognized in the current year periods, partially offset by an increase in compensation related expenses.

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

Income from investments in unconsolidated entities increased $36,910,000 and $13,615,000 for the three and nine months ended September 30, 2022, respectively, compared to the prior year periods, primarily due to the gain from the sale of the final three communities in the U.S. Fund and includes the recognition of $4,690,000 for the promoted interest associated with the final U.S. Fund dispositions. The increase for the nine months ended September 30, 2022 was partially offset by the gain from the sale of the final two communities in the Multifamily Partners AC JV LP (the “AC JV”) in the prior year period.

Gain on sale of communities increased $318,231,000 and $79,139,000 for the three and nine months ended September 30, 2022, respectively, compared to the prior year periods. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area. The gains of $318,289,000 and $467,493,000 for the three and nine months ended September 30, 2022, respectively, were primarily due to the sale of five and eight wholly-owned communities, respectively. The gain of $388,354,000 for the nine months ended September 30, 2021 was primarily due to the sale of seven wholly-owned communities.

Net for-sale condominium activity is a net gain of $304,000 and $469,000 for the three and nine months ended September 30, 2022 and a net gain of $158,000 and net expense of $1,402,000 for the three and nine months ended September 30, 2021, respectively, and is comprised of the net gain before taxes on the sale of condominiums at The Park Loggia and associated marketing, operating and administrative costs. During the three and nine months ended September 30, 2022, we sold 10 and 38 residential condominiums at The Park Loggia, for gross proceeds of $38,991,000 and $120,328,000, respectively, resulting in a gain in accordance with GAAP of $644,000 and $2,113,000, respectively. During the three and nine months ended September 30, 2021, we sold 17 and 43 residential condominiums at The Park Loggia for gross proceeds of $54,277,000 and $107,278,000, respectively, resulting in a gain in accordance with GAAP of $1,345,000 and $2,051,000, respectively. In addition, we incurred $340,000 and $1,187,000 for the three months ended September 30, 2022 and 2021, respectively, and $1,644,000 and $3,453,000 for the nine months ended September 30, 2022 and 2021, respectively, in marketing, operating and administrative costs.

Income tax expense for the three and nine months ended September 30, 2022 is an expense of $5,651,000 and $7,963,000, respectively, primarily related to the condominium dispositions at The Park Loggia and other TRS activity.

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
•expensed transaction, development and other pursuit costs, net of recoveries;

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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	9/30/2022	9/30/2021	9/30/2022	9/30/2021

Net income attributable to common stockholders	$494,747	$78,914	$895,482	$669,090
Depreciation - real estate assets, including joint venture adjustments	205,489	192,435	604,634	558,006
Distributions to noncontrolling interests	12	12	36	36
Gain on sale of unconsolidated entities holding previously depreciated real estate	(38,062)	—	(38,062)	(23,305)
Gain on sale of previously depreciated real estate	(318,289)	(58)	(467,493)	(388,354)
Casualty and impairment loss on real estate	—	1,940	—	3,117
FFO attributable to common stockholders	343,897	273,243	994,597	818,590

Adjusting items:
Unconsolidated entity losses (gains), net (1)	307	(6,924)	(1,988)	(9,056)
Joint venture promote (2)	(4,690)	—	(4,690)	—
Structured Investment Program loan reserve (3)	45	—	1,653	—
Loss on extinguishment of consolidated debt	1,646	17,890	1,646	17,768
Gain on interest rate contract	(64)	—	(496)	(2,654)
Advocacy contributions	—	—	534	—
Executive transition compensation costs	411	411	1,220	2,599
Severance related costs	574	284	639	386
Expensed transaction, development and other pursuit costs, net of recoveries (4)	5,783	273	7,781	575
Gain on for-sale condominiums (5)	(644)	(1,345)	(2,113)	(2,051)
For-sale condominium marketing, operating and administrative costs (5)	340	1,187	1,644	3,453
For-sale condominium imputed carry cost (6)	400	1,648	2,035	5,779
Gain on other real estate transactions, net	(15)	(1,543)	(95)	(2,002)
Legal settlements	(3,677)	22	(3,418)	1,100
Income tax expense (7)	5,651	2,179	7,963	1,434
Core FFO attributable to common stockholders	$349,964	$287,325	$1,006,912	$835,921

Weighted average common shares outstanding - diluted	139,981,959	139,737,725	139,964,172	139,645,069

EPS per common share - diluted	$3.53	$0.56	$6.40	$4.79
FFO per common share - diluted	$2.46	$1.96	$7.11	$5.86
Core FFO per common share - diluted	$2.50	$2.06	$7.19	$5.99

_________________________
(1)Amount for the nine months ended September 30, 2022 includes unrealized gains on property technology investments of $1,948. Amounts for the three and nine months September 30, 2021 include unrealized gains on property technology investments of $6,924 and $10,094, respectively. Amount for nine months ended September 30, 2021 was partially offset by the write-off of asset management fee intangibles associated with the disposition of the final two AC JV communities.
(2)Amount for the three and nine months ended September 30, 2022 is for our recognition of our promoted interest in the U.S. Fund.
(3)Amounts represent the change in expected credit losses associated with the lending commitments under our SIP. The timing and amount of actual losses that will be incurred, if any, is to be determined.
(4)Amount for 2022 includes the write-off of $5,335 related to a Development Right in the Pacific Northwest that we determined is no longer probable.
(5)The aggregate impact of (i) gain on for-sale condominiums and (ii) for-sale condominium marketing, operating and administrative costs is a net gain of $304 and $469 for the three and nine months ended September 30, 2022, respectively, and a net gain of $158 and a net expense of $1,402 for the three and nine months ended September 30, 2021, respectively.
(6)Represents the imputed carry cost of for-sale residential condominiums at The Park Loggia. We computed this adjustment by multiplying the total capitalized cost of completed and unsold for-sale residential condominiums by our weighted average unsecured debt rate.
(7)Amounts are for the recognition of taxes primarily associated with The Park Loggia and other TRS activity.

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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of "Liquidity and Capital Resources" can be found later in this report:

	For the nine months ended
	9/30/2022	9/30/2021
Net cash provided by operating activities	$1,080,440	$911,742
Net cash used in investing activities	$(348,489)	$(315,753)
Net cash used in financing activities	$(788,613)	$(473,671)

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

We had cash, cash equivalents and cash in escrow of $487,126,000 at September 30, 2022, a decrease of $56,662,000 from $543,788,000 at December 31, 2021. The following discussion relates to changes in cash, cash equivalents and cash in escrow due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities — Net cash provided by operating activities increased to $1,080,440,000 for the nine months ended September 30, 2022 from $911,742,000 for the nine months ended September 30, 2021, primarily due to increases in rental income, including the impact of uncollectible lease revenue.

Investing Activities — Net cash used in investing activities totaled $348,489,000 for the nine months ended September 30, 2022. The net cash used was primarily due to:

•investment of $681,937,000 in the development and redevelopment of communities;
•acquisition of three wholly-owned communities for $459,695,000; and
•capital expenditures of $123,479,000 for our wholly-owned communities and non-real estate assets.

These amounts were partially offset by:

•net proceeds from the disposition of eight wholly-owned communities and ancillary real estate of $768,781,000; and
•net proceeds from the sale of for-sale residential condominiums of $111,047,000.

Financing Activities — Net cash used in financing activities totaled $788,613,000 for the nine months ended September 30, 2022. The net cash used was primarily due to:

•payment of cash dividends in the amount of $667,393,000;
•the repayment of the $100,000,000 variable rate unsecured term loan; and
•the mortgage note repayment and principal amortization payments in the amount of $43,131,000.

These amounts were partially offset by borrowings under the Commercial Paper Program of $49,985,000.

Commercial Paper Program

In March 2022, we established the Commercial Paper Program. Under the terms of the Commercial Paper Program, we may issue, from time to time, unsecured commercial paper notes with varying maturities of less than one year. Amounts available under the Commercial Paper Program may be issued, repaid and re-issued from time to time, with the maximum aggregate face or principal amount outstanding at any one time not to exceed $500,000,000. The Commercial Paper Program is backstopped by our commitment to maintain available borrowing capacity under the Credit Facility in an amount equal to actual borrowings under the Commercial Paper Program. As of October 31, 2022, we did not have any amounts outstanding under the Commercial Paper Program.

Variable Rate Unsecured Credit Facility

In September 2022, we entered into the Sixth Amended and Restated Revolving Loan Agreement (the “Credit Facility”) with a syndicate of banks, which replaces our prior credit facility dated as of February 28, 2019. The amended and restated Credit Facility (i) increased the borrowing capacity from $1,750,000,000 to $2,250,000,000, (ii) extended the term of the Credit Facility from February 28, 2024 to September 27, 2026, with two six-month extension options available to us, provided we are not in default and upon payment of a $1,406,000 extension fee, (iii) amended certain provisions, notably to reduce the capitalization rate used to derive certain financial covenants from 6.0% to 5.75% and (iv) transitioned the benchmark rate from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). We may elect to expand the Credit Facility to $3,000,000,000, provided that one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment. No member of the syndicate of banks can prohibit the increase, which will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds.

The interest rate applicable to borrowings under the Credit Facility is 3.88% at October 31, 2022 and is composed of (i) SOFR, applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.825% per annum, which consists of a 0.10% SOFR adjustment plus 0.725% per annum, assuming a one month term SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.65% to SOFR plus 1.40% based upon the rating of our unsecured and unsubordinated long-term indebtedness. There is also an annual facility commitment fee of 0.125% of the borrowing capacity under the facility, which can vary from 0.10% to 0.30% based upon the rating of our unsecured and unsubordinated long-term indebtedness. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases by meeting or missing targets related to environmental sustainability, specifically greenhouse gas emission reductions, with the adjustment determined annually beginning in July 2023. The Credit Facility also contains a competitive bid option that is available for borrowings of up to 65% of the Credit Facility amount. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the Credit Facility. The competitive bid option may result in lower pricing than the stated rate if market conditions allow.

Prior to the amended and restated Credit Facility, our cost of borrowing was comprised of LIBOR plus 0.775% and an annual facility fee at 0.125%, both as determined by our credit ratings.

We had $162,000,000 in borrowings outstanding under the Credit Facility and had $1,914,000 outstanding in letters of credit that reduced our borrowing capacity as of October 31, 2022. After taking into account the Commercial Paper Program and letters of credit, we had $2,086,086,000 available under the Credit Facility as of October 31, 2022. We had $48,640,000 outstanding in additional letters of credit unrelated to the Credit Facility as of October 31, 2022. In addition, as discussed below, we maintain capacity under the Credit Facility for outstanding commercial paper.

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

We were in compliance with these covenants at September 30, 2022.

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

Continuous Equity Offering Program

In May 2019, we commenced CEP V under which we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and our determinations of the appropriate funding sources. We engaged sales agents for CEP V who receive compensation of up to 1.5% of the gross sales price for shares sold. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement and to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During the three and nine months ended September 30, 2022, we had no sales under this program. In October 2022, we settled the outstanding forward contracts entered into in December 2021 under CEP V, selling 68,577 shares of common stock for $229.34 per share and net proceeds of $15,727,000. As of October 31, 2022, we had $690,234,000 remaining authorized for issuance under this program, after consideration of the forward contracts.

Forward Equity Offering

In addition to CEP V, during the nine months ended September 30, 2022, we completed an underwritten public offering of 2,000,000 shares of common stock offered in connection with forward contracts entered into with certain financial institutions acting as forward purchasers. Assuming full physical settlement of the forward contracts, which we expect to occur no later than December 31, 2023, we will receive approximate proceeds of $494,200,000 net of offering fees and discounts and based on the initial forward price. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for our dividends and a daily interest factor during the term of the forward contracts.

Interest Rate Swap Agreements

As of September 30, 2022, we had $150,000,000 in aggregate outstanding pay fixed interest rate swap agreements that were entered into as hedges of changes in interest rates for our anticipated debt issuance activity. We expect to cash settle the swaps and either pay or receive cash for the then current fair value. Assuming that we issue the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

Stock Repurchase Program

In July 2020, our Board of Directors approved the 2020 Stock Repurchase Program. Purchases of common stock under the 2020 Stock Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors including price, corporate and regulatory requirements and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the three and nine months ended September 30, 2022 and through October 31, 2022, we had no repurchases of shares under this program. As of October 31, 2022, we had $316,148,000 remaining authorized for purchase under this program.

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

The following debt activity occurred during the nine months ended September 30, 2022:

•In February 2022, we repaid our $100,000,000 variable rate unsecured term loan at par upon maturity.

•In September 2022, we repaid $35,276,000 principal amount of secured fixed rate debt with an effective rate of 6.16% in advance of the October 2047 scheduled maturity, recognizing a loss on debt extinguishment of $1,399,000, composed of prepayment penalties and the non-cash write off of unamortized deferred financing costs.

The following table details our consolidated debt obligations, including the effective interest rate and contractual maturity dates, and principal payments for periodic amortization and maturities for the next five years, excluding our Credit Facility and Commercial Paper Program and amounts outstanding related to communities classified as held for sale, for debt outstanding at September 30, 2022 and December 31, 2021 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest other than as disclosed related to the AVA Arts District construction loan.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2021	9/30/2022	2022	2023	2024	2025	2026	Thereafter
Tax-exempt bonds
Fixed rate
Avalon at Chestnut Hill	—%	Oct-2047	(3)	$35,770	$—	$—	$—	$—	$—	$—	$—
				35,770	—	—	—	—	—	—	—
Variable rate
Avalon Acton	3.50%	Jul-2040	(4)	45,000	45,000	—	—	—	—	—	45,000
Avalon Clinton North	4.15%	Nov-2038	(4)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	4.15%	Nov-2038	(4)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	4.09%	May-2029	(4)	88,300	82,700	—	6,100	6,800	7,300	8,100	54,400
Avalon San Bruno I	4.04%	Dec-2037	(4)	62,350	61,150	800	2,200	2,300	2,400	2,500	50,950
				464,150	457,350	800	8,300	9,100	9,700	10,600	418,850
Conventional loans
Fixed rate
$250 million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	250,000	—	—	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	350,000	—	—	—	—
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	300,000	—	—	—
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	525,000	—	—
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	300,000	—	—
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	—	475,000	—
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	—	300,000	—
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	—	—	400,000
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	—	450,000
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	—	—	450,000
$700 million unsecured notes	2.69%	Mar-2030		700,000	700,000	—	—	—	—	—	700,000
$600 million unsecured notes	2.65%	Jan-2031		600,000	600,000	—	—	—	—	—	600,000
$700 million unsecured notes	2.16%	Jan-2032		700,000	700,000	—	—	—	—	—	700,000
$400 million unsecured notes	2.03%	Dec-2028		400,000	400,000	—	—	—	—	—	400,000
Avalon Walnut Creek	4.00%	Jul-2066		4,161	4,327	—	—	—	—	—	4,327
eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	—	—	41,400
eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	—	—	111,500
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	—	—	32,200
Avalon San Bruno III	2.38%	Mar-2027		51,000	51,000	—	—	—	—	—	51,000
Avalon Cerritos	3.35%	Aug-2029		30,250	30,250	—	—	—	—	—	30,250
				7,420,511	7,420,677	—	600,000	300,000	825,000	775,000	4,920,677

Variable rate
Term Loan - $100 million	—%	Feb-2022	(5)	100,000	—	—	—	—	—	—	—
Term Loan - $150 million	3.51%	Feb-2024		150,000	150,000	—	—	150,000	—	—	—
				250,000	150,000	—	—	150,000	—	—	—

Total indebtedness - excluding Credit Facility and Commercial Paper				$8,170,431	$8,028,027	$800	$608,300	$459,100	$834,700	$785,600	$5,339,527
_________________________
(1)Rates are given as of September 30, 2022 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.
(2)Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $45,635 and $50,606 as of September 30, 2022 and December 31, 2021, respectively, and deferred financing costs and debt discount associated with secured notes of $14,418 and $16,278 as of September 30, 2022 and December 31, 2021, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.
(3)During 2022, we repaid this borrowing in advance of its scheduled maturity date.
(4)Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.
(5)During 2022, we repaid this borrowing at its scheduled maturity date.

In addition to consolidated debt, we have scheduled contractual obligations associated with (i) ground leases for land underlying current operating or development communities and commercial and parking facilities and (ii) office leases for our corporate headquarters and regional offices. As of September 30, 2022, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

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

In 2022, we expect to continue to meet our liquidity needs from one or more of a variety of internal and external sources, which may include (i) real estate dispositions, (ii) cash balances on hand as well as cash generated from our operating activities, (iii) borrowing capacity under the Credit Facility, (iv) issuances under the Commercial Paper Program and (v) secured and unsecured debt financings. Additional sources of liquidity in 2022 may include the issuance of common and preferred equity, including the issuance of shares of our common stock under CEP V. Our ability to obtain additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

Before beginning new construction or reconstruction activity, including activity related to communities owned by unconsolidated joint ventures, we plan to source sufficient capital to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may abandon Development Rights, write-off associated pre-development costs that were capitalized and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such Development Rights or reconstruction activity and significant losses could be incurred.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments - Operating Communities

As of September 30, 2022, we had investments in the following unconsolidated real estate entities accounted for under the equity method of accounting, excluding development joint ventures. See Note 5, "Investments," of the Condensed Consolidated Financial Statements included elsewhere in this report. For joint ventures holding operating apartment communities as of September 30, 2022, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of apartment homes	Total capitalized cost	Debt (1)
						Interest rate	Maturity date
Unconsolidated Real Estate Investments				Amount	Type

NYTA MF Investors LLC
1. Avalon Bowery Place I - New York, NY		206	$213,874	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II - New York, NY		90	91,155	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside - New York, NY (2)		295	211,416	111,960	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea - New York, NY (3)		305	128,822	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line - New York, NY (3)		405	122,075	84,000	Fixed	4.01%	Jan 2029
Total NYTA MF Investors LLC	20.0%	1,301	767,342	395,399		3.88%

Other Operating Joint Ventures
1. MVP I, LLC - Avalon at Mission Bay II - San Francisco, CA	25.0%	313	129,280	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC - Brandywine - Washington, D.C.	28.7%	305	19,383	19,895	Fixed	3.40%	Jun 2028
3. Avalon Alderwood MF Member, LLC - Avalon Alderwood Place - Lynnwood, WA (4)	50.0%	328	108,472	—	N/A	N/A	N/A
Total Other Joint Ventures		946	257,135	122,895		3.27%

Total Unconsolidated Investments		2,247	$1,024,477	$518,294		3.73%
_____________________________
(1)We have not guaranteed the debt of these unconsolidated investees and bear no responsibility for the repayment unless otherwise disclosed.
(2)Borrowing on this community is comprised of two mortgage loans. The interest rate is the weighted average interest rate as of September 30, 2022.
(3)Borrowing on this dual-branded community is comprised of a single mortgage loan.
(4)Development of this community, which contains 284,000 square feet of rentable space, was completed during the nine months ended September 30, 2022.

During the three and nine months ended September 30, 2022, the U.S. Fund sold its final three communities containing 671 apartment homes for a sales price of $313,500,000. Our share of the gain in accordance with GAAP was $38,062,000. The U.S. Fund repaid the $115,213,000 of outstanding secured indebtedness at par in advance of the scheduled maturity dates. We have an equity interest of 28.6% in the U.S. Fund and during the three months ended September 30, 2022 in conjunction with the final dispositions, achieved a threshold return, resulting in an incentive distribution for our promoted interest based on the returns earned by the U.S. Fund. During the three months ended September 30, 2022, we recognized income of $4,690,000 for our promoted interest included in income from investments in unconsolidated entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

Unconsolidated Investments - Development Communities

The following table presents a summary of the Unconsolidated Development Communities.

Unconsolidated Development Community		Company ownership percentage	# of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected occupancy	Estimated completion
1.	AVA Arts District (2)(3) Los Angeles, CA	25.0%	475	$276	Q3 2020	Q3 2023	Q4 2023
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
(3)As of September 30, 2022, we have contributed our total equity investment in AVA Arts District of $28,660. The venture has secured a variable rate construction loan with a maximum borrowing of $167,147 to fund approximately 60% of the development of AVA Arts District, of which $56,408 has been drawn as of September 30, 2022. The venture commenced draws under the loan subsequent to required equity contributions by the venture partners. We guarantee the construction loan on behalf of the venture, and any obligations we may incur under the guarantee, except for those due to our misconduct, are required capital contributions of the partners based on ownership interest.

Development Communities

As of September 30, 2022, we owned or held a direct interest in 17 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 5,427 apartment homes and 56,000 square feet of commercial space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,277,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate.

The following table presents a summary of the Development Communities.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy	Estimated completion	Estimated stabilized operations (2)
1.	Avalon Harrison (3) Harrison, NY	143	$94	Q4 2018	Q3 2021	Q1 2023	Q3 2023
2.	Avalon Harbor Isle Island Park, NY	172	92	Q4 2020	Q2 2022	Q4 2022	Q2 2023
3.	Avalon Somerville Station Somerville, NJ	374	118	Q4 2020	Q2 2022	Q3 2023	Q1 2024
4.	Avalon North Andover North Andover, MA	221	78	Q2 2021	Q4 2022	Q3 2023	Q4 2023
5.	Avalon Brighton Boston, MA	180	89	Q2 2021	Q1 2023	Q2 2023	Q4 2023
6.	Avalon Merrick Park Miami, FL	254	101	Q2 2021	Q1 2023	Q2 2023	Q4 2023
7.	Avalon Amityville I Amityville, NY	338	131	Q2 2021	Q3 2023	Q2 2024	Q1 2025
8.	Avalon Bothell Commons I Bothell, WA	467	236	Q2 2021	Q3 2023	Q3 2024	Q2 2025
9.	Avalon Westminster Promenade Westminster, CO	312	110	Q3 2021	Q4 2023	Q1 2024	Q3 2024
10.	Avalon West Dublin Dublin, CA	499	270	Q3 2021	Q4 2023	Q1 2025	Q2 2025
11.	Avalon Princeton Circle Princeton, NJ	221	88	Q4 2021	Q2 2023	Q1 2024	Q3 2024
12.	Avalon Montville Montville, NJ	349	127	Q4 2021	Q3 2023	Q3 2024	Q4 2024
13.	Avalon Redmond Campus (4) Redmond, WA	214	80	Q4 2021	Q3 2023	Q1 2024	Q2 2024
14.	Avalon Governor's Park Denver, CO	304	135	Q1 2022	Q2 2024	Q3 2024	Q1 2025
15.	Avalon West Windsor (3) West Windsor, NJ	535	201	Q2 2022	Q3 2024	Q4 2025	Q2 2026
16.	Avalon Durham Durham, NC	336	125	Q2 2022	Q2 2024	Q3 2024	Q2 2025
17.	Avalon Annapolis Annapolis, MD	508	202	Q3 2022	Q2 2024	Q3 2025	Q4 2025
	Total	5,427	$2,277
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
(4)Avalon Redmond Campus is a densification of the existing eaves Redmond Campus wholly-owned community, replacing 48 existing older apartment homes that were demolished.
During the three months ended September 30, 2022, we did not complete any developments.

Development Rights

At September 30, 2022, we had $167,277,000 in acquisition and related capitalized costs for direct interests in seven land parcels we own. In addition, we had $54,806,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to (i) 23 Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land, as well as (ii) costs incurred for four Development Rights that are additional development phases of existing stabilized operating communities we own and which will be constructed on land currently adjacent to or directly associated with those operating communities for which we own the land. Collectively, the land held for development and associated costs for deferred development rights relate to 34 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 11,451 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. During the three and nine months ended September 30, 2022, we incurred a charge of $6,514,000 and $9,865,000, respectively, for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed. This charge includes the write-off of $5,335,000 related to a Development Right in the Pacific Northwest that we determined is no longer probable.

Structured Investment Program

During the nine months ended September 30, 2022, we entered into commitments under the SIP for three mezzanine loans of up to $92,375,000 in the aggregate. These commitments are to fund multifamily development projects in our existing markets. As of October 31, 2022, we have funded $18,530,000 of these commitments. See Note 5, "Investments," of the Condensed Consolidated Financial Statements included elsewhere in this report.

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

•the impact of legal proceedings.

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

•our expectations, estimates and assumptions as of the date of this filing regarding legal proceedings are subject to change;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk as disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4.    CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors that could materially affect our business, financial condition or future results discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 in Part I, Item 1A. "Risk Factors." The risks described in our Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors since December 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1 - July 31, 2022	28	$196.25	—	$316,148
August 1 - August 31, 2022	2,270	$210.13	—	$316,148
September 1 - September 30, 2022	—	$—	—	$316,148
Total	2,298	$209.96	—
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

10.1	—
Sixth Amended and Restated Revolving Loan Agreement, dated as of September 27, 2022, among the Company, as Borrower, Bank of America, N.A., as administrative agent, an issuing bank and a bank, JPMorgan Chase Bank, N.A., as an issuing bank, a bank and a syndication agent, Wells Fargo Bank, N.A., as an issuing bank, a bank and a syndication agent, the co-documentation agents named therein, JPMorgan Chase Bank, N.A., BofA Securities, Inc., and Wells Fargo Securities, LLC as joint bookrunners and joint lead arrangers, and the other bank parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed September 29, 2022.)

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
The following financial materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements. (Filed herewith.)

104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document). (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	November 8, 2022	/s/ Benjamin W. Schall
Benjamin W. Schall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 8, 2022	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)