Form 10-K
period 2022-12-31
AVALONBAY COMMUNITIES INC
filed 2023-02-24
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number: 1-12672
AVALONBAY COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	77-0404318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4040 Wilson Blvd., Suite 1000
Arlington, Virginia 22203
(Address of principal executive offices) (Zip code)
(703) 329-6300
(Registrant’s telephone number, including area code)
__________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	AVB	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock, par value $.01 per share, held by nonaffiliates of the registrant, as of June 30, 2022 was $27,081,482,816.
The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of January 31, 2023 was 139,920,107.
Documents Incorporated by Reference
Portions of AvalonBay Communities, Inc.'s Proxy Statement for the 2023 annual meeting of stockholders, a definitive copy of which will be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

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

At January 31, 2023, we owned or held a direct or indirect ownership interest in:

•275 operating apartment communities containing 82,411 apartment homes in 12 states and the District of Columbia, of which 267 communities containing 80,164 apartment homes were consolidated for financial reporting purposes and eight communities containing 2,247 apartment homes were held by unconsolidated entities in which we hold an ownership interest.

•18 wholly-owned development apartment communities that are expected to contain an aggregate of 5,589 apartment homes when completed and one unconsolidated investment which holds an apartment community under development and is expected to contain 475 apartment homes when completed.

•Rights to develop an additional 39 communities that, if developed as expected, will contain 13,312 apartment homes.

We generally obtain ownership in an apartment community by developing a new community on either vacant land or land with improvements that we raze, or by acquiring an existing community. In selecting sites for development or acquisition, we favor locations that are near expanding employment centers and convenient to transportation, recreation areas, entertainment, shopping and dining.

Our principal financial goal is to increase long-term shareholder value through the development, redevelopment, acquisition, ownership and, when appropriate, disposition of apartment communities in our markets. To help meet this goal, we regularly (i) monitor our investment allocation by geographic market and product type, (ii) develop, redevelop and acquire interests in apartment communities in our selected markets, (iii) selectively sell apartment communities that no longer meet our long-term strategy or when opportunities are presented to realize a portion of the value created through our investment and redeploy the proceeds from those sales and (iv) maintain a capital structure that we believe is aligned with our business risks and allows us to maintain continuous access to cost-effective capital. We also seek to generate additional shareholder value from investments in other real estate-related ventures, including through the Structured Investment Program ("SIP"), our platform to provide mezzanine loans or preferred equity to third-party multifamily developers. We undertake our development and redevelopment activities primarily through in-house development and redevelopment teams, and buy and dispose of assets through our in-house investments platform. We believe that our organizational structure, which includes dedicated development and operational teams, and strong culture are key differentiators. We pursue our development, redevelopment, investment and operating activities with the purpose of "Creating a Better Way to Live."

Our strategic vision is to be the leading apartment company in select U.S. markets, providing a range of distinctive living experiences that customers value. We pursue this vision by targeting what we believe are among the best markets and submarkets, leveraging our strategic capabilities in market research and consumer insight and being disciplined in our capital allocation and balance sheet management. We operate our apartment communities under four core brands:

•Avalon, our core “Avalon” brand, focuses on upscale apartment living and high end amenities and services;

•AVA targets customers in high energy, transit-served neighborhoods and generally feature smaller apartments, many of which are designed for roommate living, and a variety of active common spaces that encourage socialization;

•eaves by Avalon is targeted to the cost conscious, “value” segment primarily in suburban areas; and

•Kanso, which we introduced in 2020, is designed to create an apartment living experience that offers simplicity without sacrifice at a more moderate price point, featuring high-quality apartment homes, limited-to-no community amenities and a low-touch, largely self-service operating model that leverages technology and smart access.

We believe that this branding differentiation allows us to target our product offerings to multiple customer groups and submarkets within our existing geographic footprint.

During the three years ended December 31, 2022, we:

•acquired 11 apartment communities, excluding unconsolidated investments;

•disposed of 27 apartment communities, excluding unconsolidated investments;

•realized our pro rata share of the gain from the sale of six communities owned by unconsolidated real estate entities; and

•completed the development of 23 apartment communities, including unconsolidated investments, and the redevelopment of one apartment community.

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

Development Strategy.    We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. As one of the largest developers of multifamily rental apartment communities in our selected markets, we maintain regional offices to identify and support development opportunities through local market presence and access to local market information. In addition to our principal executive office in Arlington, Virginia, we also have regional offices, administrative offices or specialty offices, including offices that are in or near the following cities:

•Bellevue, Washington;
•Boston, Massachusetts;
•Chapel Hill, North Carolina;
•Denver, Colorado;
•Fort Lauderdale, Florida;
•Irvine, California;
•Los Angeles, California;
•Melville, New York;
•New York, New York;
•San Francisco, California;
•San Jose, California;
•Shelton, Connecticut;
•Virginia Beach, Virginia; and
•Westfield, New Jersey.

After selecting a site for development, we usually negotiate for the right to acquire the site either through an option or a long-term conditional contract. Options and long-term conditional contracts generally allow us to acquire an interest in the site after the completion of entitlements and shortly before the start of construction, which reduces development-related risks and preserves capital. However, as a result of competitive market conditions for land suitable for development, we have sometimes acquired and held land prior to construction for extended periods while entitlements are obtained. When acquiring improved land with existing commercial uses prior to development, any rent received in excess of expenses from these operations, which we consider to be incidental, is accounted for as a reduction in our investment in the development pursuit and not as net income. Any expenses relating to these operations, in excess of any rents received, are recognized in net income. In addition, we have previously identified, and may again in the future identify, opportunities to increase value by expanding the density of certain existing operating communities. We have also participated, and may in the future participate, in master planned or other large multi-use developments where we commit to build infrastructure (such as roads) to be used by other participants or commit to act as construction manager or general contractor in building structures or spaces for third parties (such as unimproved ground floor commercial space, municipal garages or parks). Costs we incur in connection with these activities may be accounted for as additional invested capital in the community or we may earn fee income for providing these services. Particularly with large scale, urban in-fill developments, we may engage in significant environmental remediation efforts to prepare a site for construction. For further discussion of our Development Rights, refer to Item 2. “Properties” in this report.

We generally act as our own development manager, general contractor and construction manager directly (although we may use a wholly-owned subsidiary), and will elect to use a third-party developer or general contractor where we believe it is beneficial to do so, such as in our expansion markets where we have limited experience. We believe direct involvement in construction enables us to achieve higher construction quality, greater control over construction schedules and cost savings. Our development, property management and construction teams monitor construction progress to ensure quality workmanship and a smooth and timely transition into the leasing and operating phase.

Throughout this report, the term “development” is used to refer to the entire property development cycle, including pursuit of zoning approvals, procurement of architectural and engineering designs and the construction process. References to “construction” refer to the actual construction of the property, which is only one element of the development cycle.

Redevelopment Strategy.    When we undertake the redevelopment of a community, our goal is to renovate and/or rebuild an existing community so that our total investment is generally below replacement cost and the community is well positioned in the market to achieve attractive returns on our capital. In addition to large scale redevelopment where a community is classified as a redevelopment, we undertake smaller scale redevelopment activities related to the apartment interiors to enhance the resident experience at our operating communities. We have dedicated redevelopment teams and procedures that are intended to control both the cost and risks of redevelopment. Our redevelopment teams, which include redevelopment, construction and property management personnel, monitor redevelopment progress.

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

As part of the Archstone Acquisition in 2013 (as defined in Item 1. “Business” in the Company's Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 22, 2019), we acquired, and still own, 14 assets that had previously been contributed by third parties on a tax-deferred basis to an Archstone partnership in which the third parties received ownership interests. To protect the tax-deferred nature of the contribution, the third parties are entitled to cash payments if we trigger tax obligations to the third parties by selling, or failing to maintain sufficient levels of secured financing on, the contributed assets. Our tax protection payment obligations with respect to these assets expire at different times and in some cases don’t expire until the death of a third party who contributed ownership interests to the Archstone partnership. After review and investigation of Archstone’s tax and accounting records, we estimate that, had we sold or taken other triggering actions in 2022 with respect to all 14 assets, the aggregate amount of the tax protection payments that would have been triggered would have been approximately $44,900,000. At the present time, we do not intend to take actions that would cause us to be required to make tax protection payments with respect to any of these assets.

Acquisition Strategy.    Our core competencies in development and redevelopment discussed above allow us to be selective in the acquisitions we target. Acquisitions allow us to achieve rapid penetration into markets in which we desire an increased presence. Acquisitions (and dispositions) also help us achieve our desired product mix or rebalance our portfolio. While we are primarily focused on acquisitions in our expansion markets of Raleigh-Durham and Charlotte, North Carolina, Southeast Florida, Dallas and Austin, Texas, and Denver, Colorado, we may pursue additional investments in our established regions based on market conditions.

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
•delivering high occupancy with premium pricing for various customer segments; and
•making innovations in our operating model through (i) leveraging technology, including digital smart access and various automation technologies and (ii) data science to optimize revenue from the portfolio, while reducing customer acquisition, transaction and retention costs.

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

•purchase order controls, including acquiring goods and services from pre-approved vendors;
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

On-site property management teams receive bonuses based largely upon the revenue, expense, Net Operating Income (“NOI”), prospect conversion, resident retention and customer service metrics produced at their respective communities. We use and continuously seek ways to improve technology applications to help manage our communities, believing that technology applications can improve the delivery and efficiency of our services and aid in the accurate collection of financial and resident data, which will enable us to maximize revenue and control costs through careful leasing decisions, maintenance decisions and financial management.

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

From time to time we also pursue or arrange ancillary services for our residents to provide additional revenue sources or increase resident satisfaction. We provide such non-customary services to residents or share in the revenue or income from such services through a taxable REIT subsidiary ("TRS"), which is a subsidiary that is treated as a “C corporation” subject to federal income taxes. See “Tax Matters” below.

Financing Strategy.    Our financing strategy is to maintain a capital structure that provides financial flexibility to help ensure we can select cost effective capital market options that are well matched to our business risks. We estimate that our short-term liquidity needs will be met from cash on hand, borrowings under our $2,250,000,000 revolving variable rate unsecured credit facility (the “Credit Facility”) and our $500,000,000 unsecured commercial paper note program (the "Commercial Paper Program"), sales of current operating communities and/or issuance of additional debt or equity securities, including amounts through the planned settlement of the outstanding forward contracts to sell 2,000,000 shares of common stock by no later than

December 31, 2023. A determination to engage in an equity or debt offering depends on a variety of factors such as general market and economic conditions, our short and long-term liquidity needs, the relative costs of debt and equity capital and growth opportunities. A summary of debt and equity activity for the last three years is reflected on our Consolidated Statement of Cash Flows of the Consolidated Financial Statements set forth in Item 8 of this report.

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

Other Strategies and Activities.    While we emphasize equity real estate investments in rental apartment communities, we have the ability to invest in other activities and to make non-equity investments, including the following:

•Commercial space: we develop, own and lease commercial space at our communities when either (i) the highest and best use of the space is for commercial (e.g., street level in an urban area); (ii) we believe the commercial space will enhance the attractiveness of the community to residents; or (iii) some component of commercial space is required to obtain entitlements to build apartment homes. As of December 31, 2022, we had a total of approximately 926,000 square feet of rentable commercial space, excluding commercial space within communities currently under development. Gross rental revenue provided by leased commercial space in 2022 was $42,971,000 (1.7% of total revenue).

•For-sale real estate development: we may also develop a property in conjunction with another real estate company that will own and operate the commercial or for-sale residential components of a mixed-use building or project that we help develop. We may from time to time, through a TRS, develop real estate and hold it for sale upon completion if we believe that this will be the best use or disposition opportunity for the property, as is the case with our sale of apartment condominium units at The Park Loggia condominium development in New York, NY.

•Structured Investment Program: while we generally invest in multifamily real estate through fee simple ownership or an equity investment in a joint venture, we established a new investment platform through which we provide mezzanine loans or preferred equity to third-party multifamily developers. At December 31, 2022, we had commitments for three mezzanine loans of up to $92,375,000 in the aggregate. The mezzanine loans have a weighted average rate of return of 9.8% and mature at various dates on or before June 2026. At December 31, 2022, we have funded $29,352,000 of these commitments.

•Property technology and environmentally focused companies and investment management funds: we have also invested, either through a wholly-owned TRS, or in an investment vehicle that has elected to be treated as a TRS, in companies (and in venture funds that invest in companies) that provide technology services to the real estate industry, and we have invested, through a TRS, in environmentally focused companies and investment management funds to further our sustainability efforts and learning. As of December 31, 2022, we had invested $36,178,000 in various property technology and environmentally focused companies directly and indirectly through investment management funds. As of December 31, 2022, we have $34,299,000 of outstanding equity commitments to these investment management funds, with the timing and amount for these commitments to be fulfilled dependent on if, and when, investment opportunities are identified by their respective funds.

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

Regulations Relating to the Construction, Operation and Leasing of Our Communities. The construction, operation and leasing of our communities is subject to federal, state and local laws and regulations, include zoning laws, building codes, requirements that our communities be accessible to persons with disabilities, fair housing laws, and, depending on the jurisdiction, regulations regarding the charging of rents and fees and increases in such amounts upon renewal of leases. Some laws relating to the setting of rents apply broadly, such as in California, where residential rent increases at renewal in communities older than fifteen years are limited to the lesser of 10% or 5% plus local consumer price index (CPI), and in New York, where laws regulate increases on those units that are subject to rent-control or rent-stabilization. In California, the Governor and local governments have the ability to enact (and have in recent years exercised such right, for example, in connection with wildfires) local or statewide states of emergency which limit our ability to increase new and renewal rents to no more than 10% over the rent in place on the date such state of emergency was declared, which has impacted some of our California communities. In addition, various temporary federal, state and local laws enacted during the COVID-19 pandemic have imposed additional regulations of or limitations on our ability to evict tenants who are delinquent in payment of their rent, charge late fees, or raise rents more than a regulated amount upon renewal. We have seen an increase in state and local governments in our markets implementing, considering or being urged by various constituencies to consider new or modified rent control regulations, rent stabilization, or other laws that may limit or delay our ability to charge market rents, increase rents, charge ancillary fees or evict tenants.

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

Human Capital

Attracting, motivating, developing, and retaining talented associates is important to our long-term success. We engage with our associates to understand our purpose, "Creating a Better Way to Live," our core values (a commitment to integrity, a spirit of caring and a focus on continuous improvement) and our cultural norms (we collaborate, excel, innovate, act like owners, are thoughtful and thorough, and show appreciation).

At January 31, 2023, we had 2,947 employees, of which approximately 97% were employed on a full-time basis. Approximately 66% of our associates work on-site at our operating communities and the balance work on other matters. None of our associates are represented by a union except for approximately 13 maintenance associates at communities in Westchester County, New York, where we are in the process of negotiating a collective bargaining agreement.

We consider the following aspects of human capital management to be important:

Diversity and Inclusion. We value workforce diversity and an inclusive culture. We believe that a diverse workplace will produce a variety of perspectives, motivate associates and help us understand and better serve our customers and the communities in which we do business. At January 31, 2023, 37% of our associates self-identified as White, 30% as Hispanic, 15% as Black, 7% as Asian, and 11% as other ethnicities, two or more ethnicities or did not respond. At January 31, 2023, 60% of our associates self-identified as male and 40% as female. We are committed to promoting and achieving greater workplace diversity and have undertaken active steps to further this goal, including by supporting associate resource groups.

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

Training. To help our associates develop the skills they need to advance in their careers and succeed at AvalonBay, we train them in a variety of ways, including online, instructor-led and on-the-job learning. Our learning management system, AvalonBay University, offers approximately 600 courses providing functional, technical, management, ethics, compliance and cyber-awareness training.

Other Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may obtain copies of our SEC filings, free of charge, from the SEC's website at www.sec.gov.

We maintain a website at www.avalonbay.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including exhibits and amendments to those reports, filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge in the “Investor Relations” section of our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. In addition, the charters of our Board's Nominating, Governance and Corporate Responsibility Committee, Audit Committee and Compensation Committee, as well as our Director Independence Standards, Corporate Governance Guidelines, Code of Business Conduct and Ethics, Policy Regarding Shareholder Rights Agreements, Policy Regarding Shareholder Approval of Future Severance Agreements, Senior Officer Stock Ownership Guidelines, Policy on Political Contributions and Government Relations, Policy on Recoupment, AvalonBay Sanctions Compliance and Anti-Corruption Policy and Environmental, Social, and Governance Reports, are available free of charge in that section of our website or by writing to AvalonBay Communities, Inc., 4040 Wilson Blvd., Suite 1000, Arlington, Virginia 22203, Attention: Chief Financial Officer. To the extent required by the rules of the SEC and the NYSE, we will disclose amendments and waivers relating to these documents in the same place on our website. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

Supplemental U.S. Federal Income Tax Considerations

The following discussion supplements and updates the disclosures under “Certain U.S. Federal Income Tax Considerations and Consequences of Your Investment” in the prospectus dated February 25, 2021, contained in our Registration Statement on Form S-3 filed with the SEC on February 25, 2021, as supplemented by the discussion under the heading “Supplemental U.S. Federal Income Tax Considerations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022. Capitalized terms herein that are not otherwise defined shall have the same meaning as when used in such disclosures (as supplemented).

On December 29, 2022, the Internal Revenue Service promulgated final Treasury Regulations under Sections 897, 1441, 1445, and 1446 of the Code that were, in part, intended to coordinate various withholding regimes for non-U.S. stockholders. The new Treasury Regulations provide that:

i.The withholding rules applicable to ordinary REIT dividends paid to a non-U.S. stockholder (generally, a 30% rate of withholding on gross amounts unless otherwise reduced by treaty or effectively connected with such non-U.S. stockholder’s trade or business within the U.S. and proper certifications are provided) apply to (a) that portion of any distribution paid by us that is not designated as a capital gain dividend, a return of basis or a distribution in excess of the non-U.S. stockholder’s adjusted basis in its stock that is treated as gain from the disposition of such stock and (b) any portion of a capital gain dividend paid by us that is not treated as gain attributable to the sale or exchange of a U.S. real property interest by reason of the recipient not owning more than 10% of a class of our stock that is regularly traded on an established securities market during the one-year period ending on the date of the capital gain dividend.

ii.The withholding rules under FIRPTA apply to a distribution paid by us in excess of a non-U.S. stockholder’s adjusted basis in our stock, unless the interest in our stock is not a U.S. real property interest (for example, because we are a domestically controlled qualified investment entity) or the distribution is paid to a “withholding qualified holder.” A “withholding qualified holder” means a qualified holder (as defined below) and a foreign partnership all of the interests of which are held by qualified holders, including through one or more partnerships.

iii.The withholding rules under FIRPTA apply to any portion of a capital gain dividend paid by us to a non-U.S. stockholder that is attributable to the sale or exchange of a U.S. real property interest, unless it is paid to a withholding qualified holder.

In the case of FIRPTA withholding under clause (ii) above, the applicable withholding rate is currently 15%, and in the case of FIRPTA withholding under clause (iii) above the withholding rate is currently 21%. For purposes of FIRPTA withholding under clause (iii), whether a capital gain dividend is attributable to the sale or exchange of a U.S. real property interest is determined taking into account the general exception from FIRPTA distribution treatment for distributions paid to certain non-U.S. stockholders under which any distribution by us to a non-U.S. stockholder with respect to any class of stock which is regularly traded on an established securities market located in the United States is not treated as gain recognized from the sale or exchange of a U.S. real property interest if such non-U.S. stockholder did not own more than 10% of such class of stock at any time during the 1-year period ending on the date of such distribution. To the extent inconsistent, these Treasury Regulations supersede the discussion on withholding contained in the above-referenced disclosures (as supplemented) under the heading “-U.S. Taxation of Non-U.S. Stockholders.” However, if, notwithstanding these Treasury Regulations, we encounter difficulties in properly characterizing a distribution for purposes of the withholding rules, we may decide to withhold on such distribution at the highest possible U.S. federal withholding rate that we determine could apply.

Additionally, the second paragraph under the heading “-U.S. Taxation of Non-U.S. Stockholders-Distributions by Avalon Bay” is hereby deleted and replaced with the following:

Distributions in excess of our current and accumulated earnings and profits (not attributable to gains from disposition of U.S. real property interests) that exceed the non-U.S. stockholder’s basis in its common stock will be taxable to a non-U.S. stockholder as gain from the sale of its common stock, which is discussed below. Distributions in excess of our current or accumulated earnings and profits and not attributable to gains from our sales or exchanges of U.S. real property interests will not be taxable to a non-U.S. stockholder to the extent they do not exceed the adjusted basis of the non-U.S. stockholder’s shares (determined separately for each share). Instead, they will reduce adjusted basis of such shares. To the extent that such distributions exceed the adjusted basis of a non-U.S. stockholder’s shares, they will be treated as gain from the sale or disposition of the non-U.S. stockholder’s shares and may be subject to tax as described in the “- Sale of Common Stock” portion of this section below.
The new Treasury Regulations also provide new guidance regarding qualified foreign pension funds. Accordingly, the first paragraph under the heading “-U.S. Taxation of Non-U.S. Stockholders-Qualified Foreign Pension Funds” is hereby deleted and replaced with the following:

In general, for FIRPTA purposes, and subject to the discussion below regarding “qualified holders,” neither a “qualified foreign pension fund” (as defined below) nor any entity all of the interests of which are held by a qualified foreign pension fund is treated as a foreign person, thereby exempting such entities from tax under FIRPTA. A “qualified foreign pension fund” is an organization or arrangement (i) created or organized in a foreign country, (ii) established by a foreign country (or one or more political subdivisions thereof) or one or more employers to provide retirement or pension benefits to current or former employees (including self-employed individuals) or their designees or, in consideration for, services rendered, (iii) which does not have a single participant or beneficiary that has a right to more than 5% of its assets or income, (iv) which is subject to government regulation and with respect to which annual information about its beneficiaries is provided, or is otherwise available, to relevant local tax authorities, and (v) with respect to which, under its local laws, (A) contributions that would otherwise be subject to tax are deductible or excluded from its gross income or taxed at a reduced rate, or (B) taxation of its investment income is deferred, or such income is excluded from its gross income or taxed at a reduced rate. Under Treasury Regulations, subject to the discussion below regarding “qualified holders,” a “qualified controlled entity” also is not generally treated as a foreign person for purposes of FIRPTA. A qualified controlled entity generally includes a trust or corporation organized under the laws of a foreign country all of the interests of which are held by one or more qualified foreign pension funds either directly or indirectly through one or more qualified controlled entities.

Treasury Regulations further require that a qualified foreign pension fund or qualified controlled entity will not be exempt from FIRPTA with respect to dispositions of U.S. real property interests or REIT distributions attributable to the same unless the qualified foreign pension fund or qualified controlled entity is a “qualified holder.” To be a qualified holder, a qualified foreign pension fund or qualified controlled entity must satisfy one of two alternative tests at the time of the disposition of the U.S. real property interest or the REIT distribution. Under the first test, a qualified foreign pension fund or qualified controlled entity is a qualified holder if it owned no U.S. real property interests as of the earliest date during an uninterrupted period ending on the date of the disposition or distribution during which it qualified as a qualified foreign pension fund or qualified controlled entity. Alternatively, if a qualified foreign pension fund or qualified controlled entity held U.S. real property interests as of the earliest date during the period described in the preceding sentence, it can be a qualified holder only if it satisfies certain testing period requirements.

Treasury Regulations also provide that a foreign partnership all of the interests of which are held by qualified holders, including through one or more partnerships, may certify its status as such and will not be treated as a foreign person for purposes of withholding under Code Section 1445 (and Code Section 1446, as applicable).

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
•we may incur costs that exceed our original estimates due to increased material, labor or other costs or supply chain disruptions which could impact our overall return from our development, redevelopment or construction activity;
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

Acquisitions may not yield anticipated results. Our business strategy of acquiring communities may have the following risks: (i) acquisitions may not perform as we expected; (ii) our estimate of the costs of operating, repositioning or redeveloping an acquisition may be inaccurate; and (iii) acquisitions may subject us to unknown liabilities.

Failure to succeed in new markets, or with new brands and community formats, or in activities other than the development, ownership and operation of residential rental communities may have adverse consequences. We have in recent years engaged, and may continue from time to time to engage in development, acquisition and operating activity outside of our pre-existing market areas. Our historical experience in our existing markets in developing, owning and operating rental communities does not ensure that we will be able to operate successfully in new markets. We may be exposed to a variety of risks when we enter a new market, including an inability to accurately evaluate local apartment market conditions and an inability to obtain land for development or to identify appropriate acquisition opportunities. In order to more rapidly expand in our new markets, we have relied on third party developers to source and manage developments and on third party general contractors to manage construction more than we have in our existing markets. Relying on third parties to assist with and/or oversee development and construction creates additional and different risks than when we manage these activities directly, including that the third party may not perform to our standards, may breach contractual arrangements, or may incur liquidity constraints.

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

We are exposed to risks associated with investment in technology and environmentally focused venture funds and companies. In recent years we have invested in, and may in the future invest in, venture funds that invest in companies seeking innovation through new processes and the application of technology to property operations, development, construction and energy management. We have also invested directly in, and may in the future invest directly in, companies that engage in these activities. While such investments give us a greater understanding of new and emerging technologies, such investments involve risks, including the possibility that our investments will decline substantially in value.

Our investments in technology companies, or in funds that invest in technology companies, are generally held through taxable REIT subsidiaries pursuant to which we will incur taxable gains upon the disposition of our interests. In addition, the value of these investments may be volatile and declines in value may impact our reported income even if we do not sell the investment.

We are exposed to risks associated with investment in, and management of, discretionary real estate investment funds and joint ventures. At times we invest directly and indirectly in real estate as a partner or a co-venturer with other investors. Joint venture investments (including investments through partnerships or limited liability companies) involve risks, including the possibility that our partner might become insolvent or otherwise refuse to make capital contributions when due; that we may be responsible to our partner for indemnifiable losses or the debt and obligations of an investment; that our investments may lose all or some of their value; that our partner might have business goals that are inconsistent with ours which may result in the venture or investment being unable to implement certain decisions that we consider beneficial; that our partner may be in a position to take action or withhold consent contrary to our instructions or requests; that, in cases where we are the general partner or managing member, our partners holding a majority of the equity interests may remove us from such role in certain cases involving cause; and that we may be liable and/or our status as a REIT may be jeopardized if either the investments, or the REIT entities associated with the investments, fail to comply with various tax or other regulatory matters. Frequently, we and our partner may each have the right to trigger a buy-sell or similar arrangement that could cause us to sell our interest, acquire our partner's interest or force a sale of the asset, which could occur at a time when we otherwise would not have initiated such a transaction or on terms that are not most advantageous to us.

Mezzanine debt and preferred equity investments could cause us to incur expenses, which could adversely affect our results of operations. We hold mezzanine loans and plan to hold preferred equity interests as part of our SIP through which we make these kinds of investments in projects owned by third parties. Some of these instruments may have some recourse to their sponsors, while others are limited to the collateral securing the loan. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential.

We cannot be certain that reserves carried to protect against future credit losses will be adequate over time to protect against future credit losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. The ultimate resolutions may differ from our expectation, and we could suffer losses that would have a material adverse effect on our financial performance, the trading price of our securities and our ability to pay dividends and distributions.

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

Land we hold with no current intent to develop may be subject to future impairment charges. We own land parcels that we do not currently intend to develop. As discussed in Item 2. “Properties—Other Land and Real Estate Assets,” in the event that the fair market value, less the cost to dispose of a parcel, changes such that it is less than the carrying basis of the parcel, we would be subject to an impairment charge, which would reduce our net income.

Our various technology-related initiatives to improve our operating margins and customer experience may fail to perform as expected. We have developed and may continue to develop initiatives that are intended to serve our customers better and operate more efficiently, including “smart home” technology and self-service options that are accessible to residents through smart devices or otherwise. Such initiatives have involved and may involve our employees having new or different responsibilities and processes. We may incur significant costs and divert resources in connection with such initiatives, and these initiatives may not perform as expected, which could adversely affect our business, results of operations, cash flows and financial condition.

Risks related to liquidity and financing

Capital and credit market conditions may adversely affect our access to various sources of capital and/or the cost of capital, which could impact our business activities, dividends, earnings and common stock price, among other things. In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We use external financing as one source of capital to fund construction and to refinance indebtedness as it matures. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or issuing equity or debt securities. If we are able and/or choose to access capital at a higher cost than we have experienced in recent years, our earnings per share and cash flows could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate environment or a volatile economic environment, or if we dilute the interest of stockholders by issuing additional equity. We believe that the lenders under our Credit Facility and the dealers under our Commercial Paper Program will fulfill their lending obligations thereunder, but if economic conditions deteriorate, the ability of those lenders and/or dealers to fulfill their obligations may be adversely impacted.

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

We may use interest rate derivatives to manage our exposure to fluctuations in interest rates, such as by entering into interest rate contracts. For example, when we anticipate issuing debt securities, we may seek to limit our exposure to fluctuations in interest rates prior to debt issuance by entering into interest rate hedging contracts. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline. The interest rate derivatives we use, primarily to manage interest rate risk for our anticipated debt issuance activity, could result in a material charge to earnings if we do not issue the anticipated debt, or are otherwise unsuccessful in our hedging activities. In addition, our use of hedging arrangements may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may default on the contract. There can be no assurance that our hedging activities will be effective reducing the risks associated with interest rate fluctuations.

Bond financing and zoning and other compliance requirements could limit our income, restrict the use of communities and cause favorable financing to become unavailable. We have financed some of our apartment communities with obligations issued by local government agencies because the interest paid to the holders of this debt is generally exempt from federal income taxes, which typically provides a more favorable interest rate for us. These obligations are commonly referred to as “tax-exempt bonds” and generally must be secured by mortgages on our communities. As a condition to obtaining (i) tax-exempt financing, (ii) favorable zoning or (iii) an agreement relating to property taxes in some jurisdictions, we will commit to make some of the apartments in a community available to households whose income does not exceed certain thresholds (e.g., 50% or 80% of area median income), or who meet other qualifying tests. As of December 31, 2022, 4.9% of our apartment homes at current operating communities were under income limitations such as these. These commitments, which may or may not expire, may limit our ability to raise rents, adversely affecting the value of communities subject to these restrictions. If we fail to observe these commitments, we could lose benefits (such as reduced property taxes) or face liabilities including liability for the benefits we received under tax exempt bonds, tax credits or agreements related to property taxes.

Our tax-exempt bonds may require us to obtain a guarantee from a financial institution of payment of the principal and interest on the bonds, such as a letter of credit, surety bond, guarantee agreement or other additional collateral. If the financial institution defaults in its guarantee obligations, or if we are unable to renew the applicable guarantee or otherwise post satisfactory collateral, a default will occur and the community could be foreclosed upon if we do not redeem the tax exempt bonds.

Risks related to indebtedness. We have a Credit Facility and Commercial Paper Program with a syndicate of commercial banks as well as secured and unsecured notes. Our organizational documents do not limit the amount or percentage of indebtedness that may be incurred. Accordingly, subject to compliance with outstanding debt covenants, we could incur more debt, resulting in an increased risk of default on our obligations and an increase in debt service requirements that could adversely affect our financial condition and results of operations.

The mortgages on properties that are subject to secured debt, our Credit Facility, Commercial Paper Program and the indentures under which a substantial portion of our debt was issued contain customary restrictions, requirements and other limitations, as well as certain financial and operating covenants including maintenance of certain financial ratios. Maintaining compliance with these restrictions could limit our flexibility. A default in these requirements, if uncured, could result in a requirement that we repay indebtedness, which could materially adversely affect our liquidity and increase our financing costs. Refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

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

We may experience barriers to selling apartment communities that could limit financial flexibility. Difficulties in selling real estate at prices we find acceptable in a timely manner may limit our ability to quickly change or reduce the apartment communities in our portfolio in response to changes in economic, regulatory, or other conditions. Federal tax laws may also limit our ability to sell properties when desired. See “Risks related to our REIT or tax status” section for more information on federal tax law risks. In addition, the capitalization rates/disposition yields at which apartment communities may be sold could also be higher than historic rates, thereby reducing our potential proceeds from sale.

Increased scrutiny and changing expectations from investors, tenants and others regarding our environmental, social and governance ("ESG") practices and reporting could impact the price of our securities and business practices, and could cause us to incur additional costs. ESG evaluations, including ESG scores and ratings, are important to some investors and other stakeholders and may impact the price of our securities and business practices. Investors may focus on, and consider a company's ESG-related business practices, scores and reporting when choosing to allocate their capital in making investment decisions, including if they invest in our securities. In addition, the adoption of increased government regulations and changes in investor preference related to ESG and similar matters may result in changes to our business practices, including increasing expenses or capital expenditures.

Risks related to ongoing operations of our communities

Laws, regulations and orders imposing rent control or rent stabilization, or limiting our rights as a landlord, could adversely affect our operations and revenue. A number of states and municipalities have implemented or are seeking to implement rent control or rent stabilization laws and regulations or take other actions that could limit or delay our ability to raise rents, charge non-rent fees and evict tenants for non-payment of rent or other lease violations. For example, the State of California has statewide rent control for communities older than fifteen years, limiting rent increases to the lesser of 10% or 5% plus local CPI, and the State of New York has rules for rent-controlled and rent-stabilized units that limit the way rent increases are calculated for renewal leases, basing increases solely on rent actually paid and eliminating the ability to increase the renewal rent to a higher “registered rent.” Furthermore, in California the Governor has the ability to enact local or statewide states of emergency which limit our ability to increase new and renewal rents more than 10% over the rent in place on the date such state of emergency was declared, which has impacted some of our California communities. We have seen an increase in state and local governments in our markets implementing, considering or being urged by various constituencies to consider regulations of the types described above. Additionally, in January 2023, the White House published a white paper entitled the Blueprint for a Renters Bill of Rights and announced accompanying efforts aimed at increasing fairness in the rental market. Current and future enactments of rent control or rent stabilization laws or other laws regulating rental housing may limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with our investment in these communities, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from the community.

Noncompliance with applicable laws in the building and operation of our communities could adversely affect our operations or expose us to liability. We must develop, construct and operate our communities in compliance with federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, landlord/tenant laws and other laws generally applicable to business operations. Noncompliance with laws could expose us to liability. Lower revenue growth or significant unanticipated expenditures may result from our need to comply with changes in (i) laws imposing remediation requirements or other conditions, or (ii) other governmental rules and regulations or enforcement policies affecting the development, use and operation of our communities, including changes to building codes and fire and life-safety codes.

Short-term leases expose us to the effects of declining market rents. Substantially all of our apartment leases are for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.

Competition could limit our ability to lease apartment homes or increase or maintain rents. Our apartment communities compete with other apartment operators as well as rental housing alternatives, such as single-family homes for rent and short term furnished offerings such as those available from extended stay hotels or through online listing services. In addition, our residents and prospective residents also consider, as an alternative to renting, the purchase of a new or existing condominium or single-family home. Competitive residential housing could adversely affect our ability to lease apartment homes and to increase or maintain rental rates.

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

Risks related to a pandemic’s impact on multifamily rental housing. The national and global impacts of a pandemic, such as the COVID-19 pandemic, may present material uncertainty and risk with respect to our financial condition, results of operations and cash flows. Moreover, many of the risk factors set forth in this Form 10-K could be interpreted as heightened risks as a result of the impact of a pandemic. Impacts from a pandemic may include the following:

•State, local, and federal entities may impose restrictions, for varying times and to varying degrees, on our ability to enforce residents’ contractual lease obligations, and this may affect our ability to enforce all our remedies (such as pursuing collections and seeking evictions) for the failure to pay rent.

•Consumers whose income has declined, who are working remotely or who cannot freely access neighborhood amenities like restaurants, may decide to live in a location other than our markets. Demand from students and demand for corporate apartment homes may be negatively impacted by trends in remote learning and work, and the adoption of new online technologies.

•Various state, local and federal rules may require us, in some jurisdictions or for some properties, to waive late fees and certain other customary fees associated with our apartment rental business. These requirements or practices may result in foregone revenue.

•Our properties may incur significant costs or losses related to shelter-in-place or stay-at-home orders, quarantines, infection, clean-up costs or other related factors.

•There may be concerns related to the general economy about (i) supply chain constraints and (ii) inflation caused by both supply chain constraints and governmental fiscal and monetary policies. Supply chain constraints could cause delays in our construction and redevelopment activity, and inflation could cause our construction and operating costs to increase without a commensurate increase in our rental revenue.

Emergency orders shutting down non-essential businesses, limiting congregations of people, and requiring social distancing may at times disrupt our development and construction activity. To the extent we experience delays in construction, our construction costs may increase and we may not achieve, on the schedule we originally planned, the cash flows that we expect when we begin leasing a completed property. We may also delay the start of construction of additional development communities which, if constructed and leased as originally planned, would have been a source of future additional cash flow.

The same factors as described immediately above may also impact our workforce. A disruption in the normal operations of our workforce, as well as the possibility of illness among our associates or a substantial portion of our workforce, could also adversely affect our operations.

Risks related to commercial leasing operations. Although we are primarily in the multifamily rental business, we also own and lease ancillary commercial space. Gross rental revenue provided by leased commercial space in our portfolio represented 1.7% of our total revenue in 2022. The long term nature of our commercial leases and characteristics of many of our tenants (small, local businesses) may subject us to certain risks. We may not be able to lease new space for rents that are consistent with our projections or at market rates. Also, when leases for our existing commercial space expire, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. Our properties compete with other properties with commercial space. If our commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations, which could adversely impact our results of operations and financial condition.

Inflation and related volatility in the economy could negatively impact our residents and our results of operations. Inflation accelerated rapidly in 2022 and may continue at an elevated level. Inflation and its related impacts, including increased prices for services and goods and higher interest rates and wages, and any policy interventions by the U.S. government, could negatively impact our residents’ ability to pay rents or our results of operations. Substantially all of our apartment leases are for a term of one year or less, which we believe mitigates our exposure to inflation, by permitting us to set rents commensurate with inflation (subject to rent regulations to the extent they apply and assuming our current or prospective residents will accept and can pay commensurate increased rents, of which there can be no assurance). Inflation could outpace any increases in rent and adversely affect us. We may not be able to mitigate the effects of inflation and related impacts, and the duration and extent of any prolonged periods of inflation, and any related adverse effects on our results of operations and financial condition, are unknown at this time. Inflation may also cause increased volatility in financial markets, which could affect our ability to access the capital markets or impact the cost or timing at which we are able to do so.

Inflation may also increase the costs to complete our development projects, including costs of materials, labor and services from third-party contractors and suppliers. Higher construction costs could adversely impact our investments in real estate assets and our expected yields on development projects.

Risks related to our REIT or tax status or reliance on various tax regulations

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

We believe that we are organized and qualified as a REIT, and we intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot assure you that we are qualified as a REIT, or that we will remain qualified in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations and involves the determination of a variety of factual matters and circumstances not entirely within our control. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of this qualification. Additionally, our expanding range of investments (such as investments in mezzanine loans, preferred equity, and technology and environmentally focused venture funds and companies) may add additional REIT compliance challenges, some of which may involve determinations or circumstances that may be beyond our control.

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

Legislative or other actions affecting REITs could have a negative effect on us or our stockholders. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive legislation, could adversely affect us or our stockholders. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT, the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in our Company. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

Our ownership of taxable REIT subsidiaries is subject to certain restrictions, and it will be required to pay a 100% penalty tax on certain income or deductions if transactions with our TRSs are not conducted on arm’s length terms. We have established several TRSs. The TRSs must pay U.S. federal income tax on their taxable income as a regular C corporation. While we will attempt to ensure that our dealings with our TRSs do not adversely affect our REIT qualification, we cannot provide assurances that it will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, to the extent dealings between us and our TRSs are not deemed to be arm’s length in nature. We intend that our dealings with our TRSs will be on an arm’s length basis. No assurances can be given, however, that the Internal Revenue Service will not assert a contrary position.

Failure of one or more of our subsidiaries to qualify as a REIT could adversely affect our ability to qualify as a REIT. We own interests in subsidiaries that have elected to be taxed as REITs under the Code. These subsidiary REITs are subject to the REIT qualification requirements and other limitations that are applicable to us. If any of our subsidiary REITs were to fail to qualify as a REIT, then (i) the subsidiary REIT would become subject to federal income tax, (ii) our ownership of shares in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs, and (iii) it is possible that we could also fail to qualify as a REIT.

The tax imposed on REITs engaging in "prohibited transactions" may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes. We may transfer or otherwise dispose of some of our properties. Under the Code, unless certain exceptions apply, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business could be treated as income from a prohibited transaction subject to a 100% penalty tax from the gain on the sale of the community, which could potentially adversely impact our status as a REIT unless we own the community through a TRS. Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property should be treated as prohibited transactions. However, whether property is held for investment purposes depends on the facts and circumstances surrounding the particular transaction. The IRS may contend that certain of our transfers or disposals of properties are prohibited transactions. If the IRS were to argue successfully that a transfer or disposition of property was a prohibited transaction, then we would be required to pay a 100% penalty tax on any gain allocable to it from the prohibited transaction, and our ability to retain proceeds from real property sales may be jeopardized.

We may face risks in connection with Section 1031 exchanges. We may dispose of real properties in transactions intended to qualify as "like-kind exchanges" under Section 1031 of the Code. If a transaction intended to qualify as a Section 1031 exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of real properties on a tax deferred basis.

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

Risks that may not be insured in full or in part

We are exposed to risks that are either uninsurable, not economically insurable or in excess of our insurance coverage, including risks discussed below. Insurance coverage for various risks can be costly and in limited supply. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available or the cost of insurance makes it, in our view, economically impractical. Incidents that directly or indirectly damage our communities, both physically and financially, or cause losses that exceed our insurance coverage could have a material adverse effect on our business, financial condition and results of operations including increased maintenance, repair, and delays in construction. In addition, we would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community which could have a material adverse effect on our business and our financial condition and results of operations. The following risks are uninsurable or insurance coverage is limited due to premium rates (See Item 2. “Properties—Insurance and Risk of Uninsured Losses”):

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

•Terrorism and other risk. We have significant investments in metropolitan markets such as Metro New York/New Jersey and Washington, D.C., which have in the past been or may in the future be the target of actual or threatened terrorist attacks. We carry commercial general liability insurance, property insurance and terrorism insurance with respect to our communities on terms and in amounts we consider commercially reasonable. There are, however, certain types of losses (such as from acts of war) we do not insure, in full or in part, because they are either uninsurable or we believe the cost of insurance is economically impractical.

We may incur costs related to climate change. We may experience climate change impacts including extreme weather and changes in precipitation, temperature and wildfire exposure, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of these conditions be material in nature or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected, and may negatively impact the types and pricing of insurance we are able to procure. In addition, implementation of new or changes in existing federal, state and local regulations based on concerns about climate change could result in increased capital expenditures or operating expenses on our existing properties (for example, requiring retrofitting of existing systems) and our new development properties (for example, to improve energy efficiency, reduce greenhouse gas emissions and/or improve resistance to inclement weather) without a corresponding increase in revenue, resulting in adverse impacts to our results of operations.

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

All of our stabilized operating communities, and all of the communities that we are currently developing, have been subjected to at least a Phase I or similar environmental assessment, which generally does not involve invasive techniques such as soil or groundwater sampling. These assessments, together with subsurface assessments conducted on some properties, have not revealed, and we are not otherwise aware of, any environmental conditions that we believe would have a material adverse effect on our business, assets, financial condition or results of operations. In connection with our ownership, operation and development of communities, we may undertake substantial remedial action in response to the presence of subsurface or other contaminants, including contaminants in soil, groundwater and soil vapor beneath or affecting our buildings. In some cases, an indemnity exists upon which we may be able to rely if environmental liability arises from the contamination or remediation costs exceed estimates. There can be no assurance, however, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that environmental liability arises.

Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Certain molds may lead to adverse health effects, including allergic or other reactions. We cannot provide assurance that mold or excessive moisture will be detected and remediated in a timely manner. If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities that may exceed any applicable insurance coverage.

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

To maintain our qualification as a REIT for federal income tax purposes, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by or for five or fewer individuals at any time during the last half of any taxable year. To maintain this qualification, and/or to address other concerns about concentrations of ownership of our stock, our charter generally prohibits ownership (directly, indirectly by virtue of the attribution provisions of the Code, or beneficially as defined in Section 13 of the Securities Exchange Act of 1934) by any single stockholder of more than 9.8% of the issued and outstanding shares of any class or series of our stock. In general, under our charter, pension plans and mutual funds may directly and beneficially own up to 15% of the outstanding shares of any class or series of stock. Under our charter, our Board of Directors may in its sole discretion waive or modify the ownership limit for one or more persons, but it is not required to do so even if such waiver would not affect our qualification as a REIT. These ownership limits may prevent or delay a change in control and, as a result, could adversely affect our stockholders' ability to realize a premium for their shares of common stock.

As a Maryland corporation, we are subject to the provisions of the Maryland General Corporation Law which restricts some business combinations and requires compliance with statutory procedures before some mergers and acquisitions may occur, which may delay or prevent offers to acquire us even if they are in our stockholders' best interests. In addition, other provisions of the Maryland General Corporation Law permit the Board of Directors to make elections and to take actions without stockholder approval (such as classifying our Board such that the entire Board is not up for re-election annually) that, if made or taken, could have the effect of discouraging or delaying a change in control.

Litigation could adversely affect our business. We are and may in the future become involved in legal proceedings, claims, actions, inquiries and/or investigations in connection with our operations, which may result in defense costs, settlements, fines and/or judgments against us, some of which are not, or cannot be, covered by insurance. For example, in late 2022 and early 2023, 14 purported class actions were filed against the Company, RealPage, Inc., (“RealPage”) and other defendants (the “RealPage Litigation”) alleging that RealPage and lessors of multifamily residential real estate conspired, principally in connection with the alleged use of RealPage revenue management systems, to artificially inflate the rental rates for multifamily residential real estate above competitive levels. The plaintiffs are seeking monetary damages and attorneys’ fees and costs and injunctive relief. We believe that the RealPage Litigation is without merit as it pertains to our Company, and plan to vigorously defend the lawsuits. While we do not currently believe the RealPage litigation will have a material impact on our financial condition or results of operations, we cannot predict the outcome of the lawsuits given the early stage. Legal proceedings and other claims, if decided adversely to or settled by us, and not covered by insurance, could result in liability material to our financial condition, results of operations or cash flows. Likewise, regardless of outcome, legal proceedings and other claims may result in substantial costs and expenses, affect the availability or cost of some of our insurance coverage and significantly divert the attention of our management. With respect to any legal proceeding or other claim, there can be no assurance that we will be able to prevail, or achieve a favorable settlement or outcome, or that our insurance and/or any contractual indemnities will be enough to cover all of our defense costs or any resulting liabilities.

Changes in U.S. accounting standards may materially and adversely affect the reporting of our operations. We follow accounting principles generally accepted in the United States (“GAAP”). GAAP is established by the Financial Accounting Standards Board (“FASB”), an independent body whose standards are recognized by the SEC as authoritative for publicly held companies. The FASB and the SEC create and interpret accounting standards and may change the interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported consolidated results of operations and financial position.

We rely on information technology in our operations, and any breach, interruption or security failure of that technology, or any non-compliance with applicable laws with respect to the use of that technology, could have a negative impact on our business, results of operations, financial condition and/or reputation. We rely on information technology, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions, personally identifiable information ("PII"), and tenant and lease data. Our business requires us and some of our vendors, to use and store PII and other sensitive information of our residents and employees. Privacy and information security laws and regulations for PII continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase our operating costs and adversely impact our ability to market our properties and services.

Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber attacks. Although our information technology is essential to the operation of our business and our ability to perform day-to-day operations, even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

There can be no assurance that we will be able to prevent unauthorized access to this PII or to our network or business systems in general. Any failure in or breach of our operational or information security systems, or those of our third party service providers, as a result of cyber attacks or information security breaches, could result in a wide range of potentially serious harm to our business operations and financial prospects, including (among others) disruption of our business and operations caused by an inability to access network systems or otherwise, disclosure or misuse of confidential or proprietary information (including PII of our residents and/or associates), damage to our reputation, and/or potentially significant legal and/or financial liabilities and penalties.

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

Any material weaknesses identified in our internal control over financial reporting could have an impact on our Company. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting. One or more material weaknesses in our internal control over financial reporting could result in misstatements of our results of operations and related restatements, a decline in the price/value of our securities, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

Our success depends on key personnel whose continued service is not guaranteed. Our success depends in part on our ability to attract and retain the services of executive officers and other personnel. There is substantial competition for qualified personnel in the real estate industry, and the loss of our key personnel could adversely affect us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our real estate investments consist primarily of current operating apartment communities ("Current Communities"), consolidated and unconsolidated communities in various stages of development ("Development" communities and "Unconsolidated Development" communities) and Development Rights (as defined below). Our Current Communities are further classified as Same Store communities, Other Stabilized communities, Redevelopment communities and Unconsolidated communities. While we generally establish the classification of communities on an annual basis, we update the classification of communities during the calendar year to the extent that our plans with regard to the disposition or redevelopment of a community change. The following is a description of each category:

Current Communities are categorized as Same Store, Other Stabilized, Redevelopment or Unconsolidated according to the following attributes:

•Same Store for the year ended December 31, 2022 is composed of consolidated communities where a comparison of operating results from the prior year to the current year is meaningful as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period. For the year ended December 31, 2022, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2021, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale or probable for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•Other Stabilized is composed of completed consolidated communities that we own and that are not Same Store but which have stabilized occupancy, as defined above, as of January 1, 2022, or which were acquired subsequent to January 1, 2021. Other Stabilized includes stabilized wholly-owned communities in Charlotte, North Carolina and Dallas, Texas, the two new expansion markets we entered in 2021, but excludes communities that are conducting or are probable to conduct substantial redevelopment activities within the current year, as defined below.

•Redevelopment is composed of consolidated communities where substantial redevelopment is in progress or is probable to begin during the current year. Redevelopment is considered substantial when (i) capital invested is expected to exceed the lesser of $5,000,000 or 10% of the community's pre-redevelopment basis and (ii) physical occupancy is below or is expected to be below 90% during, or as a result of, the redevelopment activity.

•Unconsolidated is composed of communities that we have an indirect ownership interest in through our investment interest in an unconsolidated joint venture.

Development is composed of consolidated communities that are either currently under construction, were under construction and were completed during the current year or where construction has been complete for less than one year and that do not have stabilized occupancy. These communities may be partially or fully complete and operating.

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

As of December 31, 2022, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Same Store:
New England	37	9,618
Metro NY/NJ	39	11,641
Mid-Atlantic	37	12,577
Southeast Florida	4	1,214
Denver, CO	4	1,086
Pacific Northwest	18	4,807
Northern California	40	12,128
Southern California	56	16,422
Total Same Store	235	69,493

Other Stabilized:
New England	3	253
Metro NY/NJ	3	1,354
Mid-Atlantic	4	1,337
North Carolina	4	760
Southeast Florida	4	1,623
Texas	2	621
Denver, CO	1	207
Pacific Northwest	2	667
Northern California	1	200
Southern California	2	849
Total Other Stabilized	26	7,871

Redevelopment	1	714

Unconsolidated	8	2,247

Total Current	270	80,325

Development	23	7,675

Unconsolidated Development	1	475

Total Communities	294	88,475

Development Rights	39	13,312

Our holdings under each of the above categories are discussed on the following pages.

We generally establish the composition of our Same Store communities portfolio annually. Changes in the Same Store communities portfolios for the years ended December 31, 2022, 2021 and 2020 were as follows:

Number of communities
Same Store communities as of December 31, 2019	210
Communities added	32
Communities removed (1)
Redevelopment communities	(1)
Disposed communities	(9)
Same Store communities as of December 31, 2020	232
Communities added	15
Communities removed (1)
Redevelopment communities	—
Disposed communities	(9)
Other Stabilized	(1)
Same Store communities as of December 31, 2021	237
Communities added	8
Communities removed (1)
Redevelopment communities	(1)
Disposed communities	(9)
Same Store communities as of December 31, 2022	235
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

Current Communities

Our Current Communities include garden-style apartment communities consisting of multi-story buildings of stacked flats and/or townhome apartments in landscaped settings, as well as mid and high rise apartment communities consisting of larger elevator-served buildings of four or more stories, frequently with structured parking. As of January 31, 2023, our Current Communities consisted of the following:

	Number of communities	Number of apartment homes
Garden-style	128	39,909
Mid-rise	119	34,060
High-rise	28	8,442
Total Current Communities	275	82,411

As discussed in Item 1. “Business,” we operate under four core brands: Avalon, AVA, eaves by Avalon and Kanso . We believe that this branding differentiation allows us to target our product offerings to multiple customer groups and submarkets within our existing geographic footprint.

We also have an extensive and ongoing maintenance program to continually maintain and enhance our communities and apartment homes. The aesthetic appeal of our communities, and a service-oriented property management team that is focused on the specific needs of residents, enhances market appeal. We believe our mission of "Creating a Better Way to Live" helps us achieve higher rental rates and occupancy levels while minimizing resident turnover and operating expenses.

Our Current Communities are located in the following geographic markets:

	Number of communities at		Number of apartment homes at		Percentage of total apartment homes at
	1/31/2022	1/31/2023	1/31/2022	1/31/2023	1/31/2022	1/31/2023
New England	43	41	10,552	10,221	12.9%	12.4%

Metro NY/NJ	52	47	15,261	14,296	18.6%	17.4%
New York City, NY	14	14	5,089	5,089	6.2%	6.2%
New York Suburban	16	12	4,577	3,792	5.6%	4.6%
New Jersey	22	21	5,595	5,415	6.8%	6.6%

Mid-Atlantic	46	45	15,924	15,770	19.5%	19.2%
Washington Metro	40	39	13,962	13,808	17.1%	16.8%
Baltimore, MD	6	6	1,962	1,962	2.4%	2.4%

North Carolina	3	4	500	760	0.6%	0.9%

Southeast Florida	7	8	2,187	2,837	2.7%	3.4%

Texas	1	2	425	621	0.5%	0.8%

Denver, Colorado	4	6	1,086	1,539	1.3%	1.9%

Pacific Northwest	20	21	5,474	5,802	6.7%	7.0%

Northern California	42	42	12,633	12,641	15.5%	15.3%
San Jose, CA	12	12	4,717	4,723	5.8%	5.7%
Oakland-East Bay, CA	15	15	4,336	4,338	5.3%	5.3%
San Francisco, CA	15	15	3,580	3,580	4.4%	4.3%

Southern California	60	59	17,761	17,924	21.7%	21.7%
Los Angeles, CA	41	39	12,624	12,133	15.4%	14.7%
Orange County, CA	12	13	3,370	4,024	4.1%	4.9%
San Diego, CA	7	7	1,767	1,767	2.2%	2.1%
	278	275	81,803	82,411	100.0%	100.0%

We manage and operate substantially all of our Current Communities. During the year ended December 31, 2022, we completed construction of five communities containing 1,858 apartment homes and sold 12 operating communities containing 2,733 apartment homes.

Of the Current Communities, as of January 31, 2023, we owned (directly or through wholly-owned subsidiaries):

•265 operating communities, including 258 with a full fee simple, or absolute, ownership interest and seven that are on land subject to a land lease. The land leases have various expiration dates from July 2046 to April 2106, and three of the land leases are used to support tax advantaged structures that ultimately allow us to purchase the land upon lease expiration.

•A membership interest in five limited liability companies. One of the ventures, the NYTA MF Investors LLC, through subsidiaries owns a fee simple interest in three operating communities and a leasehold interest in two additional operating communities. The other four ventures that each hold a fee simple interest in an operating community, one of which is consolidated for financial reporting purposes.

•A general partnership interest in one partnership structured as a “DownREIT,” which is consolidated and owns one community. At January 31, 2023, there were 7,500 DownREIT partnership units outstanding. The limited partnership interests have the right to present all or some of their units for redemption for a cash amount based on the fair value of our common stock or we may elect to acquire any unit presented for redemption for one share of our common stock.

In addition to our Current Communities, we also hold, directly or through wholly-owned subsidiaries, a full fee simple ownership interest in our wholly-owned Development Communities and a membership interest in one limited liability company that holds a fee simple interest in an Unconsolidated Development Community.

Development Communities

As of December 31, 2022, we owned or held a direct interest in 17 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 5,417 apartment homes and 56,000 square feet of commercial space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,259,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate. You should carefully review Item 1A. “Risk Factors” for a discussion of the risks associated with development activity and our discussion under Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” (including the factors identified under “Forward-Looking Statements”) for further discussion of development activity.

The following table presents a summary of the Development Communities.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy	Estimated completion	Estimated stabilized operations (2)
1.	Avalon Harrison (3) Harrison, NY	143	$94	Q4 2018	Q3 2021	Q2 2023	Q3 2023
2.	Avalon Somerville Station Somerville, NJ	374	122	Q4 2020	Q2 2022	Q3 2023	Q1 2024
3.	Avalon North Andover (4) North Andover, MA	221	78	Q2 2021	Q4 2022	Q3 2023	Q4 2023
4.	Avalon Brighton Boston, MA	180	89	Q2 2021	Q1 2023	Q2 2023	Q4 2023
5.	Avalon Merrick Park Miami, FL	254	101	Q2 2021	Q1 2023	Q2 2023	Q1 2024
6.	Avalon Amityville I Amityville, NY	338	135	Q2 2021	Q4 2023	Q2 2024	Q4 2024
7.	Avalon Bothell Commons I Bothell, WA	467	236	Q2 2021	Q3 2023	Q3 2024	Q2 2025
8.	Avalon Westminster Promenade Westminster, CO	312	110	Q3 2021	Q1 2024	Q2 2024	Q1 2025
9.	Avalon West Dublin Dublin, CA	499	270	Q3 2021	Q4 2023	Q1 2025	Q2 2025
10.	Avalon Princeton Circle Princeton, NJ	221	88	Q4 2021	Q2 2023	Q1 2024	Q3 2024
11.	Avalon Montville Montville, NJ	349	127	Q4 2021	Q4 2023	Q3 2024	Q4 2024
12.	Avalon Redmond Campus (5) Redmond, WA	214	80	Q4 2021	Q3 2023	Q1 2024	Q3 2024
13.	Avalon Governor's Park Denver, CO	304	135	Q1 2022	Q2 2024	Q3 2024	Q2 2025
14.	Avalon West Windsor (3) West Windsor, NJ	535	201	Q2 2022	Q3 2024	Q4 2025	Q2 2026
15.	Avalon Durham Durham, NC	336	125	Q2 2022	Q2 2024	Q3 2024	Q2 2025
16.	Avalon Annapolis Annapolis, MD	508	202	Q3 2022	Q3 2024	Q3 2025	Q2 2026
17.	Kanso Milford Milford, MA	162	66	Q4 2022	Q1 2024	Q3 2024	Q1 2025
	Total	5,417	$2,259
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
(4)During the year ended December 31, 2022, we expanded our existing Development Community, Avalon North Andover, adding 51 apartment homes at an incremental projected total capitalized cost of $22,000.
(5)Avalon Redmond Campus is a densification of the existing eaves Redmond Campus wholly-owned community, replacing 48 existing older apartment homes that were demolished.

During the year ended December 31, 2022, we completed the development of the following wholly-owned communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.	Quarter of completion
1.	Avalon Foundry Row Owings Mills, MD	437	$98	364,310	$269	Q1 2022
2.	Avalon Woburn Woburn, MA	350	120	329,792	$364	Q1 2022
3.	Avalon Brea Place Brea, CA	653	293	557,454	$526	Q2 2022
4.	AVA RiNo Denver, CO	246	87	187,733	$463	Q2 2022
5.	Avalon Harbor Isle Island Park, NY	172	94	227,070	$414	Q4 2022
	Total	1,858	$692
____________________________________
(1)Total capitalized cost is as of December 31, 2022. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.

Unconsolidated Development Communities

As of December 31, 2022, we had an indirect interest in the following Unconsolidated Development Communities.

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
(3)As of December 31, 2022, we have contributed our equity investment in AVA Arts District of $28,660. The remaining development costs, representing 60% of the total project cost, are expected to be funded by the venture's variable rate construction loan. The venture has drawn $86,664 of the $167,147 maximum borrowing capacity of the construction loan as of December 31, 2022. While we guarantee the construction loan on behalf of the venture, any amounts under the guarantee are obligations of the venture partners in proportion to ownership interest.

Unconsolidated Operating Communities

As of December 31, 2022, we had investments in the following unconsolidated real estate entities accounted for under the equity method of accounting, excluding development joint ventures. See Note 5, “Investments,” of the Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For joint ventures holding operating apartment communities as of December 31, 2022, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

				Debt (1)
Unconsolidated Real Estate Investments	Company Ownership Percentage	# of Apartment Homes	Total Capitalized Cost	Principal Amount	Type	Interest Rate	Maturity Date
NYTA MF Investors LLC
1. Avalon Bowery Place I—New York, NY		206	$214,411	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II—New York, NY		90	91,236	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside—New York, NY (2)		295	211,471	111,750	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea—New York, NY (3)		305	128,851	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line—New York, NY (3)		405	122,181	84,000	Fixed	4.01%	Jan 2029
Total NYTA MF Investors LLC	20.0%	1,301	768,150	395,189		3.88%

Other Operating Joint Ventures
1. MVP I, LLC - Avalon at Mission Bay II - San Francisco, CA	25.0%	313	129,305	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC - Brandywine - Washington, D.C.	28.7%	305	19,383	19,731	Fixed	3.40%	Jun 2028
3. Avalon Alderwood MF Member, LLC - Avalon Alderwood Place - Lynnwood, WA (4)	50.0%	328	108,682	—	N/A	N/A	N/A
Total Other Joint Ventures		946	257,370	122,731		3.27%

Total Unconsolidated Investments (5)		2,247	$1,025,520	$517,920		3.73%
_________________________________
(1)We have not guaranteed the debt of these unconsolidated investees and bear no responsibility for the repayment unless otherwise disclosed.
(2)Borrowing on this community is comprised of two mortgage loans. The interest rate is the weighted average interest rate as of December 31, 2022.
(3)Borrowing on this dual-branded community is comprised of a single mortgage loan. This dual-branded community is subject to a leasehold interest which is not included in the total capitalized cost.
(4)Development of this community, which contains 284,000 square feet of rentable space, was completed during the year ended December 31, 2022.
(5)In addition to leasehold assets, there are net other assets of $49,848 as of December 31, 2022 associated with these unconsolidated real estate investments which are primarily cash and cash equivalents.

During 2022, the Archstone Multifamily Partners AC LP (the "U.S. Fund") sold its final three communities containing 671 apartment homes for a sales price of $313,500,000. Our share of the gain in accordance with GAAP was $38,144,000. The U.S. Fund repaid the $115,213,000 of outstanding secured indebtedness at par in advance of the scheduled maturity dates. We have an equity interest of 28.6% in the U.S. Fund and during the year ended December 31, 2022 in conjunction with the final dispositions, achieved a threshold return, resulting in an incentive distribution for our promoted interest based on the returns earned by the U.S. Fund. During the year ended December 31, 2022, we recognized income of $4,690,000 for our promoted interest included in income from investments in unconsolidated entities on the accompanying Consolidated Statements of Comprehensive Income.

Development Rights

At December 31, 2022, we had $179,204,000 in acquisition and related capitalized costs for direct interests in eight land parcels we own. In addition, we had $58,489,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to (i) 27 Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land, as well as (ii) costs incurred for four Development Rights that we expect to construct as additional phases of our existing stabilized operating communities on land we own. Collectively, the land held for development and associated costs for deferred development rights relate to 39 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 13,312 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights, for which future development is not yet considered probable, are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. During 2022, we incurred a charge of $16,565,000 for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed. This amount includes charges of $10,073,000 primarily related to development opportunities in the Pacific Northwest and Southern California that we determined are no longer probable.

You should carefully review Item 1A. “Risk Factors,” for a discussion of the risks associated with Development Rights.

Land Acquisitions

We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2022, we acquired the following land parcels for an aggregate investment of $137,885,000.

		Estimated number of apartment homes	Projected total capitalized cost (1) ($ millions)	Date acquired
1.	Avalon Northtown (2) Austin, TX	1,427	$429	March 2022
2.	Avalon Durham (3) Durham, NC	336	125	March 2022
3.	Avalon Pleasanton Pleasanton, CA	305	191	June 2022
4.	Avalon Annapolis (3)(4) Annapolis, MD	508	202	September 2022
5.	Avalon Lake Norman Mooresville, NC	345	104	October 2022
6.	Kanso Milford (3) Milford, MA	162	66	November 2022
	Total	3,083	$1,117
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
(2)Land purchased for the expected development of three adjacent operating communities.
(3)Construction on this land parcel commenced during 2022.

(4)Additional parcel of land acquired in 2022 for a current Development Community. The estimated number of apartment homes and projected total capitalized cost represent the amounts for the full Development Community.

Disposition Activity

We sell assets when they do not meet our long-term investment strategy or when real estate markets allow us to realize a portion of the value created over our periods of ownership, and we generally redeploy the proceeds from those sales to develop, redevelop and acquire communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our Credit Facility or Commercial Paper Program or retain the cash proceeds on our balance sheet until it is redeployed into acquisition, development or redevelopment activity. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a tax-deferred, like-kind exchange transaction. From January 1, 2022 to January 31, 2023, we sold our interest in nine wholly-owned communities, containing 2,062 apartment homes, with an aggregate gross sales price of $924,450,000.

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

Many of our West Coast communities are located within the general vicinity of active earthquake faults. Many of our communities are near, and thus susceptible to, the major fault lines in California, including the San Andreas Fault, the Hayward Fault or other geological faults that are known or unknown. We cannot assure you that an earthquake would not cause damage or losses greater than our current insured levels. We procure property damage and resulting business interruption insurance coverage with a loss limit of $175,000,000 for any single occurrence and in the annual aggregate for losses resulting from earthquakes, subject to deductibles and self-insured retentions. However, for any losses resulting from earthquakes at communities located in California or Washington, the loss limit is $200,000,000 for any single occurrence and in the annual aggregate, subject to deductibles and self-insured retentions.

Our Southeast Florida communities could be impacted by significant storm events like hurricanes. We include coverage for losses arising from these types of weather events within our master property insurance program. We cannot assure you that a significant storm event would not cause damage or losses greater than our current insured levels.

Our communities and construction sites are insured for third-party liability losses through a combination of community specific insurance policies and/or coverage provided under a master commercial general liability and umbrella/excess insurance program. The master commercial general liability and umbrella/excess insurance policies cover the majority of our communities and construction sites and are subject to certain coverage limitations and exclusions, which we believe are commercially reasonable. After applicable self-insured retentions borne by us, our captive insurance company is directly responsible for the first $2,000,000 of losses (per occurrence) covered by the master general liability insurance policy.

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

ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that arise in the ordinary course of its business. While the resolutions of these matters cannot be predicted with certainty, the Company does not currently believe that any of these outstanding litigation matters, either individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol AVB. On January 31, 2023 there were 687 holders of record of an aggregate of 139,920,107 shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

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

In February 2023, we announced that our Board of Directors declared a dividend on our common stock for the first quarter of 2023 of $1.65 per share, a 3.8% increase over the Company's prior quarterly dividend of $1.59 per share. The dividend will be payable on April 17, 2023 to all common stockholders of record as of March 31, 2023.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October 1 - October 31, 2022	428	$184.19	—	$316,148
November 1 - November 30, 2022	—	$—	—	$316,148
December 1 - December 31, 2022	223	$173.92	—	$316,148
Total	651	$180.67	—
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

Executive Overview

2022 Financial Highlights

Net income attributable to common stockholders for the year ended December 31, 2022 was $1,136,775,000, an increase of $132,476,000, or 13.2%, over the prior year. The increase is primarily attributable to an increase in NOI from communities, over the prior year. These amounts were partially offset by an increase in depreciation expense and decrease in gains related to real estate sales in the current year.

Same Store NOI attributable to our apartment rental operations, including parking and other ancillary residential revenue ("Residential"), for the year ended December 31, 2022 was $1,540,390,000, an increase of $179,941,000, or 13.2%, over the prior year. The increase was due to an increase in Residential rental revenue of $218,692,000, or 10.9%, partially offset by an increase in Residential property operating expenses of $39,015,000, or 6.0%, over 2021.

During 2022, we raised approximately $1,445,710,000 of gross capital through the sale of nine consolidated operating communities, the sale of condominiums at The Park Loggia and other real estate, the issuance of unsecured notes and the settlement of outstanding forward contracts entered into under our current continuous equity program. This amount does not include our share of proceeds from joint venture dispositions. We believe that our current capital structure will continue to provide financial flexibility to access capital on attractive terms.

We believe our portfolio management activity through dispositions, development and acquisitions will continue to create long-term value. During 2022, we:

•sold nine consolidated apartment communities containing an aggregate of 2,062 apartment homes for $924,450,000;

•completed the construction of five consolidated apartment communities containing an aggregate of 1,858 apartment homes for an aggregate total capitalized cost of $692,000,000;

•completed the construction of one unconsolidated apartment community containing 328 apartment homes for a total capitalized cost of $110,000,000, or $55,000,000 when including only our 50.0% interest;

•started the construction of five consolidated apartment communities containing an aggregate of 1,845 apartment homes, which are expected to be completed for an estimated total capitalized cost of $729,000,000; and

•acquired four consolidated apartment communities containing an aggregate of 1,313 apartment homes and 16,000 square feet of commercial space for an aggregate purchase price of $536,200,000.

We believe that our balance sheet strength, as measured by our current level of indebtedness, our current ability to service interest and other fixed charges, and our current moderate use of financial encumbrances (such as secured financing), provide us with adequate access to liquidity from the capital markets. We expect to be able to meet our reasonably foreseeable liquidity needs, as they arise, through a combination of one or more of the following sources: existing cash on hand; operating cash flows; borrowings under our Credit Facility and Commercial Paper Program; secured debt; the issuance of corporate securities (which could include unsecured debt, preferred equity, including amounts through the planned settlement of the outstanding forward contracts to sell 2,000,000 shares of common stock by no later than December 31, 2023 and/or common equity); the sale of apartment communities; or through the formation of joint ventures. See the discussion under "Liquidity and Capital Resources."

Communities Overview

As of December 31, 2022 we owned or held a direct or indirect ownership interest in 294 apartment communities containing 88,475 apartment homes in 12 states and the District of Columbia, of which 18 communities were under development and one community was under redevelopment. We have an indirect interest in nine of the 294 apartment communities which were owned by entities that were not consolidated for financial reporting purposes, including one that is being developed within a joint venture. In addition, we held a direct or indirect ownership interest in Development Rights to develop an additional 39 communities that, if developed as expected, will contain an estimated 13,312 apartment homes.

Our real estate investments consist primarily of Current Communities, Development communities, Unconsolidated Development communities and Development Rights. Our Current Communities are further classified as Same Store communities, Other Stabilized communities, Redevelopment communities and Unconsolidated communities.

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

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in Same Store NOI; NOI derived from acquisitions, development completions and development under construction and in lease-up; loss of NOI related to disposed communities; and capital market and financing activity. See also Part I, Item 1A, “Risk Factors.” Discussion of our operating results for 2021 and comparison to 2020 can be found in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K filed with the SEC on February 25, 2022. A comparison of our operating results for 2022 and 2021 follows (dollars in thousands).

	For the year ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Revenue:
Rental and other income	$2,587,113	$2,291,766	$295,347	12.9%
Management, development and other fees	6,333	3,084	3,249	105.4%
Total revenue	2,593,446	2,294,850	298,596	13.0%

Expenses:
Direct property operating expenses, excluding property taxes	509,529	469,123	40,406	8.6%
Property taxes	288,960	283,089	5,871	2.1%
Total community operating expenses	798,489	752,212	46,277	6.2%

Corporate-level property management and other indirect operating expenses	(120,625)	(101,730)	(18,895)	18.6%
Expensed transaction, development and other pursuit costs, net of recoveries	(16,565)	(3,231)	(13,334)	412.7%
Interest expense, net	(230,074)	(220,415)	(9,659)	4.4%
Loss on extinguishment of debt, net	(1,646)	(17,787)	16,141	(90.7)%
Depreciation expense	(814,978)	(758,596)	(56,382)	7.4%
General and administrative expense	(74,064)	(69,611)	(4,453)	6.4%
Casualty loss	—	(3,119)	3,119	100.0%
Income from investments in unconsolidated entities	53,394	38,585	14,809	38.4%
Gain on sale of communities	555,558	602,235	(46,677)	(7.8)%
Gain on other real estate transactions, net	5,039	2,097	2,942	140.3%
Net for-sale condominium activity	88	(977)	1,065	N/A (1)
Income before income taxes	1,151,084	1,010,089	140,995	14.0%
Income tax expense	(14,646)	(5,733)	(8,913)	155.5%
Net income	1,136,438	1,004,356	132,082	13.2%

Net loss (income) attributable to noncontrolling interests	337	(57)	394	N/A (1)

Net income attributable to common stockholders	$1,136,775	$1,004,299	$132,476	13.2%
_________________________________
(1)     Percent change is not meaningful.

Net income attributable to common stockholders increased $132,476,000, or 13.2%, to $1,136,775,000 in 2022 over 2021, primarily due to increases in NOI from communities in the current year.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from investments in unconsolidated entities, depreciation expense, income tax expense, casualty loss, gain on sale of communities, gain on other real estate transactions, net, net for-sale condominium activity and net operating income from real estate assets sold or held for sale.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Residential NOI represents results attributable to our apartment rental operations, including parking and other ancillary residential revenue. Reconciliations of NOI and Residential NOI for the years ended December 31, 2022 and 2021 to net income for each year are as follows (dollars in thousands):

	For the year ended December 31,
	2022	2021
Net income	$1,136,438	$1,004,356
Property management and other indirect operating expenses, net of corporate income	114,200	98,665
Expensed transaction, development and other pursuit costs, net of recoveries	16,565	3,231
Interest expense, net	230,074	220,415
Loss on extinguishment of debt, net	1,646	17,787
General and administrative expense	74,064	69,611
Income from investments in unconsolidated entities	(53,394)	(38,585)
Depreciation expense	814,978	758,596
Income tax expense	14,646	5,733
Casualty loss	—	3,119
Gain on sale of communities	(555,558)	(602,235)
Gain on other real estate transactions, net	(5,039)	(2,097)
Net for-sale condominium activity	(88)	977
Net operating income from real estate assets sold or held for sale	(22,746)	(61,105)
NOI	1,765,786	1,478,468

Commercial NOI (1)	(36,144)	(25,326)
Residential NOI	$1,729,642	$1,453,142
_________________________
(1)Represents results attributable to the commercial and other non-residential operations at our communities ("Commercial").

The Residential NOI changes for 2022 as compared to 2021 consists of changes in the following categories (dollars in thousands):

Full Year
2022
Same Store	$179,941
Other Stabilized	59,954
Development / Redevelopment	36,605
Total	$276,500

The increase in our Same Store Residential NOI in 2022 is due to an increase in Residential rental revenue of $218,692,000, or 10.9%, partially offset by an increase in property operating expenses of $39,015,000, or 6.0%, over 2021.

Our results of operations in future periods may be impacted directly or indirectly by uncertainties such as the lingering effects of the COVID-19 pandemic (the "Pandemic") and the recent increases in inflation. If the financial condition of our residents and commercial tenants deteriorates, and/or regulations that limit our ability to evict residents and tenants continue or are adopted in response to future developments related to the Pandemic, that may result in higher than normal uncollectible lease revenue. The Pandemic may also depress consumer demand for our apartments for a variety of reasons, including (i) if consumers decide to live in markets that are less costly than ours for one or more reasons, such as a decline in their income or remote working arrangements; (ii) consumers who would otherwise rent may seek home ownership; and (iii) ongoing downward pressures on demand for certain types of housing (e.g., corporate apartment homes) or by certain consumers (e.g., students or consumers who require seasonal job-related demand such as in the entertainment industry).

Increases in inflation can result in an increase in our operating costs, including utilities and payroll, both at our communities and at the corporate level. Substantially all of our apartment leases are for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally reduce our risk from the adverse effect of inflation, although these leases also permit residents to leave at the end of their lease term. In addition, inflation could cause our construction costs and cost of other capitalized expenditures to increase, impacting the expected economic return of, and expected operating results for, current and planned development activity.

Rental and other income increased $295,347,000, or 12.9%, in 2022 compared to the prior year primarily due to the increased rental revenue from our stabilized wholly-owned communities, discussed below.

Consolidated Communities—The weighted average number of occupied apartment homes for consolidated communities increased to 77,319 apartment homes for 2022, as compared to 75,744 homes for 2021. The weighted average monthly rental revenue per occupied apartment home increased to $2,784 for 2022 as compared to $2,518 in 2021.

The increase in Same Store rental revenue is due to (i) an increase in Same Store Residential rental revenue of $218,692,000, or 10.9%, for the year ended December 31, 2022, compared to the prior year, and (ii) an increase in Same Store Commercial rental revenue of $3,873,000, or 18.8%, for the year ended December 31, 2022, compared to the prior year.

The following table presents the change in Same Store Residential rental revenue, including the attribution of the change between average rental revenue per occupied home and Economic Occupancy for the year ended December 31, 2022 (dollars in thousands).

	For the year ended December 31,
	Residential rental revenue				Average monthly rental revenue per occupied home			Economic Occupancy (1)
			$ Change	% Change			% Change			% Change
	2022	2021	2022 to 2021	2022 to 2021	2022	2021	2022 to 2021	2022	2021	2022 to 2021
New England	$343,179	$305,040	$38,139	12.5%	$3,064	$2,744	11.7%	97.0%	96.2%	0.8%
Metro NY/NJ	460,774	410,726	50,048	12.2%	3,423	3,048	12.3%	96.4%	96.5%	(0.1)%
Mid-Atlantic	330,272	307,529	22,743	7.4%	2,297	2,140	7.3%	95.3%	95.2%	0.1%
Southeast Florida	38,206	31,644	6,562	20.7%	2,734	2,253	21.3%	95.9%	96.5%	(0.6)%
Denver, CO	26,845	23,739	3,106	13.1%	2,151	1,896	13.4%	95.8%	96.1%	(0.3)%
Pacific Northwest	140,384	121,791	18,593	15.3%	2,555	2,218	15.2%	95.2%	95.1%	0.1%
Northern California	399,152	368,419	30,733	8.3%	2,860	2,640	8.3%	95.9%	95.9%	—%
Southern California	485,313	436,545	48,768	11.2%	2,555	2,296	11.3%	96.4%	96.5%	(0.1)%
Total Same Store	$2,224,125	$2,005,433	$218,692	10.9%	$2,774	$2,504	10.8%	96.1%	96.0%	0.1%
_________________________________
(1) Economic Occupancy considers that apartment homes of different sizes and locations within a community have different economic impacts on a community's gross revenue. Economic Occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents. Vacancy loss is determined by valuing vacant units at current market rents.

The following table details the increase in Same Store Residential rental revenue by component for the year ended December 31, 2022, compared to the prior year:

For the year ended
December 31, 2022
Residential rental revenue
Lease rates	7.8%
Concessions and other discounts	1.9%
Economic Occupancy	0.1%
Other rental revenue	1.0%
Uncollectible lease revenue (excluding rent relief)	(0.1)%
Rent relief	0.2%
Total Residential rental revenue	10.9%

The increase for Same Store Residential rental revenue for the year ended December 31, 2022, compared to the prior year, was impacted by (i) uncollectible lease revenue, net of amounts received from government rent relief programs and (ii) concessions.

Same Store uncollectible lease revenue decreased for the year ended December 31, 2022 by $3,556,000. The change in uncollectible lease revenue for the year ended December 31, 2022 was impacted by amounts received from government rent relief programs. Adjusting to remove the impact of rent relief, uncollectible lease revenue as a percentage of Same Store Residential rental revenue decreased to 3.4% in the year ended December 31, 2022 from 3.7% in the year ended December 31, 2021. We recognized $36,778,000 and $31,823,000 from government rent relief programs during the years ended December 31, 2022 and 2021, respectively.

During the Pandemic, we increased our use of residential concessions relative to concessions granted prior to 2020. While concessions granted remained slightly elevated relative to periods prior to 2020, concessions for our Same Store communities granted in the year ended December 31, 2022 decreased from the prior year by $31,618,000 to $10,514,000. We amortize concessions on a straight-line basis over the life of the respective leases (generally one year), reducing the income recognized over the lease term. For the year ended December 31, 2022, amortized concessions decreased by $39,932,000 contributing to the increase in revenue as compared to the prior year. The remaining net unamortized balance of Same Store residential concessions as of December 31, 2022 and 2021 was $5,671,000 and $14,081,000, respectively.

Management, development and other fees increased $3,249,000, or 105.4%, in 2022 as compared to the prior year, primarily due to the net construction and development fee income for work performed at joint ventures.

Direct property operating expenses, excluding property taxes, increased $40,406,000, or 8.6%, in 2022 as compared to the prior year, primarily due to the addition of newly developed and acquired apartment communities, as well as increased operating expenses at our Same Store communities as discussed below.

Same Store Residential direct property operating expenses, excluding property taxes, represents substantially all of total Same Store operating expenses for the year ended December 31, 2022. Residential direct property operating expenses, excluding property taxes, increased $33,171,000, or 8.1%, in 2022 as compared to the prior year, primarily due to increased utilities and maintenance costs as well as bad debt associated with resident expense reimbursements.

Property taxes increased $5,871,000, or 2.1%, in 2022 as compared to the prior year, primarily due to the addition of newly developed and acquired apartment communities and increased assessments for our stabilized portfolio, partially offset by decreased property taxes from dispositions.

Same Store Residential property taxes represents substantially all of total Same Store property taxes for the year ended December 31, 2022. Same Store Residential property taxes increased $5,844,000, or 2.5%, in 2022 as compared to the prior year, primarily due to increased assessments across the portfolio and the expiration of property tax incentive programs at certain of our properties in New York City, partially offset by successful appeals in the current year in excess of the prior year.

Corporate-level property management and other indirect operating expenses increased $18,895,000, or 18.6%, for the year ended December 31, 2022 compared to the prior year, primarily due to increased compensation related costs as well as costs related to increased investment in technology and other initiatives in the current year to improve future efficiency in services for residents and prospects.

Expensed transaction, development and other pursuit costs, net of recoveries primarily reflect costs incurred for development pursuits not yet considered probable for development, as well as write downs and abandonment of Development Rights and costs related to abandoned acquisition and disposition pursuits and any recoveries of costs incurred. These costs can be volatile, particularly in periods of increased acquisition pursuit activity, periods of economic downturn or when there is limited access to capital, and therefore may vary significantly from year to year. In addition, the timing for potential recoveries will not always align with the timing for expensing an abandoned pursuit. Expensed transaction, development and other pursuit costs, net of recoveries, increased $13,334,000 in 2022 as compared to the prior year. The amount for 2022 includes charges of $10,073,000 primarily related to development opportunities in the Pacific Northwest and Southern California that we determined are no longer probable.

Interest expense, net increased $9,659,000, or 4.4%, in 2022 as compared to the prior year. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, interest income, any mark to market impact from derivatives not in qualifying hedge relationships and the recognition of the GAAP required estimate of future credit losses for the SIP. The increase in 2022 is primarily due to an increase in variable rates on unsecured and secured indebtedness, partially offset by an increase in capitalized interest.

Loss on extinguishment of debt, net reflects prepayment penalties, the write-off of unamortized deferred financing costs and premiums/discounts from our debt repurchase and retirement activity, or payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired. The loss of $1,646,000 in 2022 was primarily due to the repayment of secured debt. The loss of $17,787,000 in 2021 was due to the repayments of unsecured debt.

Depreciation expense increased $56,382,000, or 7.4%, in 2022 as compared to the prior year, primarily due to the addition of newly developed and acquired apartment communities, partially offset by dispositions.

General and administrative expense (“G&A”) increased $4,453,000, or 6.4%, in 2022 as compared to the prior year, primarily due to an increase in compensation related expenses in the current year, partially offset by legal settlement recoveries recognized in the current year.

Casualty loss for the year ended December 31, 2021 of $3,119,000 related to damage across several communities in our East Coast markets from severe storms and a fire at an operating community.

Income from investments in unconsolidated entities increased $14,809,000 in 2022 as compared to the prior year, primarily due to the gain from the sale of the final three communities in the U.S. Fund and includes the recognition of $4,690,000 for the promoted interest associated with the final U.S. Fund dispositions. The increase for the year ended December 31, 2022 was partially offset by the gain from the sale of the final two communities in the Archstone Multifamily Partners AC JV LP in the prior year.

Gain on sale of communities decreased in 2022 as compared to the prior year. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area. The gains of $555,558,000 and $602,235,000 in 2022 and 2021, respectively, were primarily due to the sale of nine wholly-owned communities in both 2022 and 2021.

Gain on other real estate transactions, net represents the impact from the sale of land parcels and other tangible and intangible real estate assets, and increased $2,942,000, or 140.3%, in 2022 over the prior year.

Net for-sale condominium activity is a net gain of $88,000 for the year ended December 31, 2022 and a net expense of $977,000 for the year ended December 31, 2021, and is comprised of the net gain before taxes on the sale of condominiums at The Park Loggia and associated marketing, operating and administrative costs. During the year ended December 31, 2022, we sold 40 residential condominiums at The Park Loggia, for gross proceeds of $126,848,000, resulting in a gain in accordance with GAAP of $2,217,000. During the year ended December 31, 2021, we sold 53 residential condominiums at The Park Loggia for gross proceeds of $135,458,000, resulting in a gain in accordance with GAAP of $3,110,000. In addition, we incurred $2,129,000 and $4,087,000 for the years ended December 31, 2022 and 2021, respectively, in marketing, operating and administrative costs.

Income tax expense of $14,646,000 and $5,733,000 for the years ended December 31, 2022 and 2021, respectively, is primarily related to the activity at The Park Loggia and other taxable REIT subsidiary (“TRS”) activity.

Non-GAAP Financial Measures — Reconciliation of FFO and Core FFO

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

FFO can help with the comparison of the operating and financial performance of a real estate company between periods or as compared to different companies because the adjustments such as (i) excluding gains or losses on sales of previously depreciated property or (ii) real estate depreciation may impact comparability between companies as the amount and timing of these or similar items can vary among owners of identical assets in similar condition based on historical cost accounting and useful like estimates. By further adjusting for items that we do not consider part of our core business operations, Core FFO can help with the comparison of our core operating performance year over year. We believe that, in order to understand our operating results, FFO and Core FFO should be considered in conjunction with net income as presented in the Consolidated Statements of Comprehensive Income included elsewhere in this report.

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
•net for-sale condominium activity, including gains, marketing, operating and administrative costs and imputed carry cost; and
•income taxes.

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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders for the years ended December 31, 2022 and 2021 (dollars in thousands, except per share amounts).

	For the year ended December 31,
	2022	2021
Net income attributable to common stockholders	$1,136,775	$1,004,299
Depreciation - real estate assets, including joint venture adjustments	810,611	753,755
Distributions to noncontrolling interests	48	48
Gain on sale of unconsolidated entities holding previously depreciated real estate	(38,144)	(23,305)
Gain on sale of previously depreciated real estate	(555,558)	(602,235)
Casualty loss on real estate	—	3,119
FFO attributable to common stockholders	$1,353,732	$1,135,681

Adjusting items:
Unconsolidated entity gains, net (1)	(8,355)	(14,870)
Joint venture promote (2)	(4,690)	—
Structured Investment Program loan reserve (3)	1,632	—
Loss on extinguishment of consolidated debt	1,646	17,787
Gain on interest rate contract	(229)	(2,654)
Advocacy contributions	634	59
Executive transition compensation costs	1,631	3,010
Severance related costs	1,097	313
Expensed transaction, development and other pursuit costs, net of recoveries (4)	13,288	1,363
Gain on for-sale condominiums (5)	(2,217)	(3,110)
For-sale condominium marketing, operating and administrative costs (5)	2,129	4,087
For-sale condominium imputed carry cost (6)	2,306	7,031
Gain on other real estate transactions, net	(5,039)	(2,097)
Legal settlements	(2,212)	1,139
Income tax expense (7)	14,646	5,733
Core FFO attributable to common stockholders	$1,369,999	$1,153,472

Weighted average common shares outstanding - diluted	139,975,087	139,717,399

EPS per common share - diluted	$8.12	$7.19
FFO per common share - diluted	$9.67	$8.13
Core FFO per common share - diluted	$9.79	$8.26
_________________________________
(1)    Amounts consist primarily of net unrealized gains on technology investments.
(2) Amount for 2022 is for our recognition of our promoted interest in the U.S. Fund.
(3) Amount for 2022 is the expected credit losses associated with the lending commitments under our SIP. The timing and amount of actual losses that will be incurred, if any, is to be determined.
(4) Amount for 2022 includes charges of $10,073 primarily related to development opportunities in the Pacific Northwest and Southern California that we determined are no longer probable.
(5) The aggregate impact of (i) gain on for-sale condominiums and (ii) for-sale condominium marketing, operating and administrative costs is a net gain of $88 for 2022, and a net expense of $977 for 2021.
(6) Represents the imputed carry cost of for-sale residential condominiums at The Park Loggia. We computed this adjustment by multiplying the total capitalized cost of completed and unsold for-sale residential condominiums by our weighted average unsecured debt rate.
(7) Amounts are primarily for the recognition of taxes associated with The Park Loggia and other TRS activity.

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
•lending commitments under our SIP;
•normal recurring operating and corporate overhead expenses; and
•investment in our operating platform, including strategic investments.

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

We had cash, cash equivalents and cash in escrow of $734,245,000 at December 31, 2022, an increase of $190,457,000 from $543,788,000 at December 31, 2021. The following discussion relates to changes in cash, cash equivalents and cash in escrow due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities—Net cash provided by operating activities increased to $1,421,932,000 in 2022 from $1,203,170,000 in 2021, primarily due to increases in rental income.

Investing Activities—Net cash used in investing activities totaled $560,419,000 in 2022. The net cash used was primarily due to:

•investment of $921,203,000 in the development and redevelopment of communities;
•acquisition of four wholly-owned communities for $536,838,000; and
•capital expenditures of $174,705,000 for our wholly-owned communities and non-real estate assets.

These amounts were partially offset by:

•net proceeds from the disposition of nine wholly-owned communities and ancillary real estate of $934,117,000; and
•net proceeds from the sale of for-sale residential condominiums of $117,266,000.

Financing Activities—Net cash used in financing activities totaled $671,056,000 in 2022. The net cash used was primarily due to:

•payment of cash dividends in the amount of $889,607,000;
•the repayment of the $100,000,000 variable rate unsecured term loan; and
•the mortgage note repayment and principal amortization payments in the amount of $43,332,000.

These amounts were partially offset by proceeds from the issuance of unsecured notes in the amount of $348,565,000.

Commercial Paper Program

In March 2022, we established the Commercial Paper Program. Under the terms of the Commercial Paper Program, we may issue, from time to time, unsecured commercial paper notes with varying maturities of less than one year. Amounts available under the Commercial Paper Program may be issued, repaid and re-issued from time to time, with the maximum aggregate face or principal amount outstanding at any one time not to exceed $500,000,000. The Commercial Paper Program is backstopped by our commitment to maintain available borrowing capacity under the Credit Facility in an amount equal to actual borrowings under the Commercial Paper Program. As of January 31, 2023, we did not have any amounts outstanding under the Commercial Paper Program.

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

The interest rate applicable to borrowings under the Credit Facility is 5.14% at January 31, 2023 and is composed of (i) SOFR, applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.825% per annum, which consists of a 0.10% SOFR adjustment plus 0.725% per annum, assuming a one month term SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.65% to SOFR plus 1.40% based upon the rating of our unsecured and unsubordinated long-term indebtedness. There is also an annual facility commitment fee of 0.125% of the borrowing capacity under the facility, which can vary from 0.10% to 0.30% based upon the rating of our unsecured and unsubordinated long-term indebtedness. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases by meeting or missing targets related to environmental sustainability, specifically greenhouse gas emission reductions, with the adjustment determined annually beginning in July 2023. The Credit Facility also contains a competitive bid option that is available for borrowings of up to 65% of the Credit Facility amount. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the Credit Facility. The competitive bid option may result in lower pricing than the stated rate if market conditions allow.

Prior to the amended and restated Credit Facility, our cost of borrowing was comprised of LIBOR plus 0.775% and an annual facility fee at 0.125%, both as determined by our credit ratings.

We did not have any borrowings outstanding under the Credit Facility and after taking into account the Commercial Paper Program and $1,914,000 outstanding in letters of credit, we had $2,248,086,000 available under the Credit Facility as of January 31, 2023. We had $48,297,000 outstanding in additional letters of credit unrelated to the Credit Facility as of January 31, 2023.

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

We were in compliance with these covenants at December 31, 2022.

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

Continuous Equity Offering Program

In May 2019, we commenced CEP V under which we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and our determinations of the appropriate funding sources. We engaged sales agents for CEP V who receive compensation of up to 1.5% of the gross sales price for shares sold. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, and to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During 2022 and through January 31, 2023, we had no sales under this program. In October 2022, we settled the outstanding forward contracts entered into in December 2021 under CEP V, selling 68,577 shares of common stock for $229.34 per share and net proceeds of $15,727,000. As of January 31, 2023, we had $705,961,000 remaining authorized for issuance under this program.

Forward Equity Offering

In addition to CEP V, during the year ended December 31, 2022, we completed an underwritten public offering of 2,000,000 shares of common stock for an initial net forward sales price of $247.30 per share, after offering fees and discounts, offered in connection with forward contracts entered into with certain financial institutions acting as forward purchasers. Assuming full physical settlement of the forward contracts, which we expect to occur no later than December 31, 2023, we will receive approximate proceeds of $494,200,000 net of offering fees and discounts and based on the initial forward price. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for our dividends and a daily interest factor during the term of the forward contracts.

Interest Rate Swap Agreements

During the year ended December 31, 2022, related to the issuance of our $350,000,000 unsecured notes due 2033 in November 2022, we terminated $150,000,000 of forward interest swap agreements designated as cash flow hedges of the interest rate variability on the issuance of unsecured notes, receiving a net payment of $26,869,000. We have deferred these amounts in accumulated other comprehensive income (loss) on the accompanying Consolidated Balance Sheets, and are recognizing the impact as a component of interest expense, net, over the term of the respective hedged debt.

Stock Repurchase Program

In July 2020, our Board of Directors approved the 2020 Stock Repurchase Program. Purchases of common stock under the 2020 Stock Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors including price, corporate and regulatory requirements and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During 2022 and through January 31, 2023, we had no repurchases of shares under this program. As of January 31, 2023, we had $316,148,000 remaining authorized for purchase under this program.

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

The following debt activity occurred during 2022:

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

•In December 2022, we issued $350,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for proceeds net of underwriting fees of approximately $346,290,000, before considering the impact of other offering costs. The notes mature in February 2033 and were issued at a 5.00% interest rate, resulting in a 4.37% effective rate including the impact of issuance costs and hedging activity.

The following table details our consolidated debt obligations, including the effective interest rate and contractual maturity dates, and principal payments for periodic amortization and maturities for the next five years, excluding our Credit Facility and Commercial Paper Program and amounts outstanding related to communities classified as held for sale, for debt outstanding at December 31, 2022 and 2021 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest, other than as disclosed related to the AVA Arts District construction loan (see "Investments" for further discussion of the construction loan).

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2021	12/31/2022	2023	2024	2025	2026	2027	Thereafter
Tax-exempt bonds
Fixed rate
Avalon at Chestnut Hill	—%	Oct-2047	(3)	$35,770	$—	$—	$—	$—	$—	$—	$—
				35,770	—	—	—	—	—	—	—

Variable rate
Avalon Acton	4.70%	Jul-2040	(4)	45,000	45,000	—	—	—	—	—	45,000
Avalon Clinton North	5.35%	Nov-2038	(4)	147,000	147,000	—	—	—	—	700	146,300
Avalon Clinton South	5.35%	Nov-2038	(4)	121,500	121,500	—	—	—	—	600	120,900
Avalon Midtown West	5.29%	May-2029	(4)	88,300	82,700	6,100	6,800	7,300	8,100	8,800	45,600
Avalon San Bruno I	5.24%	Dec-2037	(4)	62,350	60,950	2,200	2,300	2,400	2,500	2,800	48,750
				464,150	457,150	8,300	9,100	9,700	10,600	12,900	406,550
Conventional loans
Fixed rate
$250 million unsecured notes	3.00%	Mar-2023		250,000	250,000	250,000	—	—	—	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	350,000	—	—	—	—	—
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	300,000	—	—	—	—
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	525,000	—	—	—
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	300,000	—	—	—
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	475,000	—	—
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	300,000	—	—
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	—	400,000	—
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	—	450,000
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	—	—	450,000
$700 million unsecured notes	2.69%	Mar-2030		700,000	700,000	—	—	—	—	—	700,000
$600 million unsecured notes	2.65%	Jan-2031		600,000	600,000	—	—	—	—	—	600,000
$700 million unsecured notes	2.16%	Jan-2032		700,000	700,000	—	—	—	—	—	700,000
$400 million unsecured notes	2.03%	Dec-2028		400,000	400,000	—	—	—	—	—	400,000
$350 million unsecured notes	4.37%	Feb-2033		—	350,000	—	—	—	—	—	350,000
Avalon Walnut Creek	4.00%	Jul-2066		4,161	4,327	—	—	—	—	—	4,327
eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	—	41,400	—

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2021	12/31/2022	2023	2024	2025	2026	2027	Thereafter
eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	—	111,500	—
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	—	32,200	—
Avalon San Bruno III	2.38%	Mar-2027		51,000	51,000	—	—	—	—	51,000	—
Avalon Cerritos	3.35%	Aug-2029		30,250	30,250	—	—	—	—	—	30,250
				7,420,511	7,770,677	600,000	300,000	825,000	775,000	636,100	4,634,577

Variable rate
Term Loan - $100 million	—%	Feb-2022	(5)	100,000	—	—	—	—	—	—	—
Term Loan - $150 million	5.42%	Feb-2024		150,000	150,000	—	150,000	—	—	—	—
				250,000	150,000	—	150,000	—	—	—	—

Total indebtedness - excluding Credit Facility and Commercial Paper				$8,170,431	$8,377,827	$608,300	$459,100	$834,700	$785,600	$649,000	$5,041,127
_________________________________
(1)Rates are as of December 31, 2022 and include credit enhancement fees, facility fees, trustees’ fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.
(2)Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $47,695 and $50,606 as of December 31, 2022 and 2021, respectively, deferred financing costs and debt discount associated with secured notes of $14,087 and $16,278 as of December 31, 2022 and 2021, respectively, as reflected on our Consolidated Balance Sheets included elsewhere in this report.
(3)During 2022, we repaid this borrowing in advance of its scheduled maturity date.
(4)Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.
(5)During 2022, we repaid this borrowing at its scheduled maturity date.

In addition to consolidated debt, we have scheduled contractual obligations associated with (i) ground leases for land underlying current operating or development communities and commercial and parking facilities and (ii) office leases for our corporate headquarters and regional offices of $15,905,000 for 2023, $15,631,000 for 2024 and $361,248,000 thereafter.

Future Financing and Capital Needs—Portfolio and Capital Markets Activity

We invest in various real estate and real estate related investments, which include (i) the acquisition, development and redevelopment of communities both wholly-owned and through the formation of joint ventures, (ii) other indirect investments in real estate through the SIP, all as further discussed below and (iii) investments in other real estate-related ventures through direct and indirect investments in property technology and environmentally focused companies and investment management funds.

In 2023, we expect to meet our liquidity needs from one or more of a variety of internal and external sources, which may include (i) the settlement of the outstanding forward equity contracts to sell 2,000,000 shares of our common stock, (ii) real estate dispositions, (iii) cash balances on hand as well as cash generated from our operating activities, (iv) borrowing capacity under the Credit Facility, (v) borrowings under the Commercial Paper Program and (vi) secured and unsecured debt financings. Additional sources of liquidity in 2023 may include the issuance of common and preferred equity, including the issuance of shares of our common stock under CEP V. Our ability to obtain additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

Before beginning new construction or reconstruction activity in 2023, including activity related to communities owned by unconsolidated joint ventures, we plan to source sufficient capital to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may abandon Development Rights, write off associated pre-development costs that were capitalized and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such Development Rights or reconstruction activity and significant losses could be incurred.

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

Investments

We invest in consolidated real estate entities, unconsolidated investments in real estate ventures and direct and indirect investments in property technology and environmentally focused companies through investment management funds.

Consolidated Investments

During the year ended December 31, 2022, we acquired the following communities containing 16,000 square feet of commercial space (dollars in thousands). See Note 5, "Investments," of the Consolidated Financial Statements included elsewhere in this report for further discussion.

Community Name	Location	Apartment homes	Purchase price
Avalon Flatirons	Lafayette, CO	207	$95,000
Waterford Court	Addison, TX	196	69,500
Avalon Miramar Park Place	Miramar, FL	650	295,000
Avalon Highland Creek	Charlotte, NC	260	76,700
Total acquisitions		1,313	$536,200

During the year ended December 31, 2022, we sold nine wholly-owned communities containing 2,062 apartment homes (dollars in thousands). See Note 6, "Real Estate Disposition Activities," of the Consolidated Financial Statements included elsewhere in this report for further discussion.

Community Name	Location	Period of sale	Apartment homes	Gross sales price	Gain on disposition
Avalon West Long Branch	West Long Branch, NJ	Q122	180	$75,000	$56,434
Avalon Ossining	Ossining, NY	Q122	168	70,000	40,512
Avalon East Norwalk	Norwalk, CT	Q122	240	90,000	51,762
Avalon Green I/Avalon Green II/Avalon Green III	Elmsford, NY	Q322	617	306,000	196,466
Avalon Del Mar Station	Pasadena, CA	Q322	347	172,300	77,141
Avalon Sharon	Sharon, MA	Q322	156	65,650	44,355
Avalon Park Crest	Tysons Corner, VA	Q422	354	145,500	88,156
Total asset sales			2,062	$924,450	$554,826

Unconsolidated Investments

During the year ended December 31, 2022, we had the following investment activity related to our unconsolidated real estate and property technology and environmentally focused investments. See Note 5, "Investments," of the Consolidated Financial Statements included elsewhere in this report for further discussion.

•The U.S. Fund sold its final three communities for $313,500,000. Our proportionate share of the gain in accordance with GAAP was $38,144,000. The U.S. Fund repaid the $115,213,000 of outstanding secured indebtedness at par in advance of the scheduled maturity dates. In conjunction with the final dispositions, we achieved a threshold return resulting in an incentive distribution for the promoted interest based on the returns earned by the U.S. Fund. During the year ended December 31, 2022, we recognized income of $4,690,000 for the promoted interest, which is reported as a component of income from investments in unconsolidated entities on the accompanying Consolidated Statements of Comprehensive Income.

•Arts District Joint Venture was formed to develop, own, and operate AVA Arts District, an apartment community located in Los Angeles, CA, which is currently under construction and expected to contain 475 apartment homes and 56,000 square feet of commercial space when completed. We have a 25% ownership interest in the venture. As of December 31, 2022, excluding costs incurred in excess of equity in the underlying net assets of the venture, we have an equity investment of $28,660,000 in the venture. The remaining development costs, representing 60.0% of the total project cost, are expected to be funded by the venture's variable rate construction loan. The venture has drawn $86,664,000 of $167,147,000 maximum borrowing capacity of the construction loan as of December 31, 2022. While we guarantee the construction loan on behalf of the venture, any amounts due under the guarantee are obligations of the venture partners in proportion to ownership interest.

•Avalon Alderwood MF Member, LLC (“Avalon Alderwood Place”) was formed to develop, own, and operate Avalon Alderwood Place, an apartment community located in Lynnwood, WA, which completed development in 2022 and contains 328 apartment homes. We have a 50% ownership interest in the venture. As of December 31, 2022, we have an equity investment of $54,938,000 in the venture.

•We invested $18,714,000 in various property technology and environmentally focused companies directly and indirectly through investment management funds during the year ended December 31, 2022. As of December 31, 2022, we have $34,299,000 of remaining equity commitments to contribute to these investment management funds, with the timing and amount for these commitments to be fulfilled dependent on if, and when, investment opportunities are identified by the respective funds. During the year ended December 31, 2022, we recognized income and unrealized gains of $8,315,000 related to these investments, included as a component of income from investments in unconsolidated entities on the Consolidated Statements of Comprehensive Income.

Structured Investment Program

During the year ended December 31, 2022, we entered into commitments under the SIP in our existing markets for three mezzanine loans of up to $92,375,000 in the aggregate. The mezzanine loans have a weighted average rate of return of 9.8%, and mature at various dates on or before June 2026. As of January 31, 2023, we have funded $34,046,000 of these commitments. See Note 5, "Investments," of the Consolidated Financial Statements included elsewhere in this report.

You should carefully review Part I, Item 1A. "Risk Factors" of this Form 10-K for a discussion of the risks associated with our investment activity.

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
•interest rates;
•general economic conditions, including the potential impacts from current economic conditions, including rising interest rates and general price inflation, and the Pandemic;
•trends affecting our financial condition or results of operations;
•adverse regulatory developments that may affect us; and
•the impact of legal proceedings.

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

During the development and redevelopment efforts we capitalize all direct costs and indirect costs which have been incurred as a result of the development and redevelopment activities. These costs include interest and related loan fees, property taxes as well as other direct and indirect costs. Interest is capitalized for any project-specific financing, as well as for general corporate financing to the extent of our aggregate investment in the projects. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts, are also capitalized. Capitalized indirect costs associated with our development and redevelopment activities are comprised primarily of compensation related costs for associates dedicated to our development and redevelopment efforts and total $50,039,000 and $46,263,000 for 2022 and 2021, respectively. The estimation of the direct and indirect costs to capitalize as part of our development and redevelopment activities requires judgment and, as such, we believe cost capitalization to be a critical accounting estimate.

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

Due to the subjectivity in determining whether a pursuit will result in the development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. As of December 31, 2022, capitalized pursuit costs associated with Development Rights totaled $58,489,000.

Abandoned Pursuit Costs & Asset Impairment

We evaluate our direct and indirect investments in real estate and other long-lived assets for impairment when potential indicators of impairment exist. If events or circumstances indicate that the carrying amount of a property may not be recoverable, we assess its recoverability by comparing the carrying amount of the property to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. We assess land held for development for impairment if our intent changes with respect to the development of the land. We evaluate our unconsolidated investments for impairment, considering both the carrying value of the investment, estimated expected proceeds that it would receive if the entity were dissolved and the net assets were liquidated, as well as our proportionate share of any impairment of assets held by unconsolidated investments.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from our financial instruments primarily from changes in market interest rates. Our financial instruments do not expose us to significant risk from foreign currency exchange rates or commodity or equity prices. We monitor interest rate risk as an integral part of our overall risk management, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. Our operating results are affected by changes in interest rates, primarily in short-term SOFR and the SIFMA index as a result of borrowings under our Credit Facility and Commercial Paper Program, outstanding bonds and unsecured notes with variable interest rates. In addition, the fair value of our fixed rate unsecured and secured notes are impacted by changes in market interest rates.

We currently use interest rate protection agreements in the form of interest rate cap agreements for our risk management objectives, as well as for compliance with the requirements of certain lenders, and not for trading or speculative purposes. In addition, we may use interest rate swap agreements for our risk management objectives. During the year ended December 31, 2022, in connection with the issuance of our $350,000,000 unsecured notes due 2033 in November 2022, we terminated $150,000,000 of forward interest swap agreements designated as cash flow hedges of the interest rate variability on the issuance of unsecured notes, receiving a net payment of $26,869,000.
In addition, we have interest rate caps that serve to effectively limit the amount of interest rate expense we would incur on a floating rate borrowing. Further discussion of the financial instruments impacted and our exposure is presented below.

As of December 31, 2022 and 2021, we had $607,150,000 and $714,150,000, respectively, in variable rate debt outstanding, with no amounts outstanding under our Credit Facility or Commercial Paper Program. If interest rates on the variable rate debt had been 100 basis points higher throughout 2022 and 2021, our annual interest incurred would have increased by approximately $6,850,000 and $7,716,000, respectively, based on balances outstanding during the applicable years.

Because the counterparties providing the interest rate cap and swap agreements are major financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group, we do not believe there is exposure at this time to a default by a counterparty provider.

In addition, changes in interest rates affect the fair value of our fixed rate debt, computed using quoted market prices for our unsecured notes or a discounted cash flow model for our secured notes, considering our current market yields, which impacts the fair value of our aggregate indebtedness. Debt securities and notes payable (including amounts outstanding under our Credit Facility and Commercial Paper Program) with an aggregate principal amount outstanding of $8,377,827,000 at December 31, 2022 had an estimated aggregate fair value of $7,207,272,000 at December 31, 2022. Contractual fixed rate debt represented $6,887,811,000 of the fair value at December 31, 2022. If interest rates had been 100 basis points higher as of December 31, 2022, the fair value of this fixed rate debt would have decreased by approximately $463,553,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item 8 is included as a separate section of this Annual Report on Form 10-K. See Item 15.

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

(b)Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 pertaining to directors and executive officers of the Company and the Company's Code of Conduct is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 24, 2023.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 pertaining to executive compensation is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 24, 2023.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 pertaining to security ownership of management and certain beneficial owners of the Company's common stock is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 24, 2023, to the extent not set forth below.

The Company maintains the Second Amended and Restated 2009 Equity Incentive Plan (the “2009 Plan”) and the 1996 Non-Qualified Employee Stock Purchase Plan (the “ESPP”), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.

The following table gives information about equity awards under the 2009 Plan and the ESPP as of December 31, 2022:

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	916,545	(2)	$181.85	(3)	5,787,169
Equity compensation plans not approved by security holders (4)	—		N/A		592,075
Total	916,545		$181.85	(3)	6,379,244
_________________________________
(1)     Consists of the 2009 Plan.
(2)     Includes 64,598 deferred restricted stock units granted under the 2009 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis. Also includes the maximum number of shares that may be issued upon settlement of outstanding Performance Awards awarded to officers and maturing on December 31, 2022, 2023 and 2024. Does not include 188,084 shares of restricted stock that are outstanding and that are already reflected in the Company's outstanding shares.
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 pertaining to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 24, 2023.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 pertaining to the fees paid to and services provided by the Company's principal accountant is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 24, 2023. Our independent public accounting firm is Ernst & Young LLP, Tysons, Virginia, PCAOB Auditor ID 42.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

15(a)(1) Financial Statements

Index to Financial Statements

Consolidated Financial Statements and Financial Statement Schedule:

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2022 and 2021	F-4

Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020	F-5

Consolidated Statements of Equity for the years ended December 31, 2022, 2021 and 2020	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	F-7

Notes to Consolidated Financial Statements	F-10

15(a)(2) Financial Statement Schedule

Schedule III—Real Estate and Accumulated Depreciation	F-39

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

3(ii).2
Fourth Amendment to the Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on November 10, 2022. (Incorporated by reference to Exhibit 3.1 to Form 8-K of the Company filed November 10, 2022.)

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
Indenture for Debt Securities, dated as of February 23, 2018, between the Company and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K of the Company filed September 15, 2021.)

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

4.10	—	Form of 2.050% Senior Notes due 2032 (Incorporated by reference to Exhibit 4.4 to Form 8-K of the Company filed September 15, 2021.)

4.11	—	Form of 1.900% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.4 to Form 8-K of the Company filed November 18, 2021.)
4.12	—	Form of 5.000% Senior Notes due 2033 (Incorporated by reference to Exhibit 4.4 to Form 8-K of the Company filed December 7, 2022.)
10.1+	—
AvalonBay Communities, Inc. Second Amended and Restated 2009 Equity Incentive Plan, as restated to reflect the First Amendment, Second Amendment, Third Amendment and Fourth Amendment thereto. (Filed herewith.)

10.2+	—	Form of Stock Grant and Restricted Stock Agreement for use with officers and associates. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed February 22, 2018.)
10.3+	—
Form of Incentive Stock Option/Non-Qualified Stock Option Agreement for use with officers and associates. (Incorporated by reference to Exhibit 10.2 to Form 8-K of the Company filed February 22, 2018.)

10.4+	—	2018 Amended and Restated Directors Deferred Compensation Program. (Incorporated by reference to Exhibit 10.4 to Form 8-K of the Company filed February 22, 2018.)
10.5+	—	Form of Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.5 to Form 8-K of the Company filed February 22, 2018.)
10.6+	—	Form of Director Restricted Unit Agreement (deferred stock award). (Incorporated by reference to Exhibit 10.6 of Form 8-K of the Company filed February 22, 2018.)
10.7+	—
Form of Agreement for Grant of Performance-Based Restricted Stock Units with attached Award Terms (subject to changes in the following: weightings; target, threshold and maximum levels of achievement; and metrics used). (Filed herewith.)

10.8+	—	Form of Indemnity Agreement between the Company and its Directors. (Incorporated by reference to Exhibit 10.19 to Form 10-K of the Company filed February 19, 2015.)
10.9+	—	The Company's Officer Severance Plan, as amended and restated on February 25, 2021. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed May 5, 2021.)
10.10	—
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

10.11+	—
Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed August 6, 2010.)

10.12+	—
First Amendment to Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of November 7, 2011. (Incorporated by reference to Exhibit 10.28 to Form 10-K of the Company filed February 24, 2017.)

10.13+	—
Second Amendment to Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of November 15, 2012. (Incorporated by reference to Exhibit 10.29 to Form 10-K of the Company filed February 24, 2017.)

10.14	—	Archstone Residual JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.3 to Form 8-K of the Company filed March 5, 2013.)
10.15	—	Archstone Parallel Residual JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.4 to Form 8-K of the Company filed March 5, 2013.)

10.16	—	Archstone Parallel Residual JV 2, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.5 to Form 8-K of the Company filed March 5, 2013.)
10.17	—	Legacy Holdings JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.6 to Form 8-K of the Company filed March 5, 2013.)
10.18	~~—~~
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

10.19	—
First Amendment to Amended and Restated Term Loan Agreement, dated as of October 27, 2022, among the Company, as Borrower, PNC Bank, National Association, as Administrative Agent and a bank, The Bank of New York Mellon, as a Syndication Agent and a bank, Truist Bank, as a Syndication agent and a bank, and a syndicate of other financial institutions, serving as banks. (Filed herewith.)

10.20+	—	Employment Agreement between the Company and Benjamin W. Schall, dated as of December 4, 2020 (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed December 10, 2020.)
10.21+	—
Form of Incentive Stock Option/Non-Qualified Stock Option Agreement for use with officers and associates for 2021 Supplemental Awards. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company filed May 5, 2021.)

10.22+	—
Retirement Agreement by and between AvalonBay Communities, Inc. and William M. McLaughlin, dated December 16, 2021. (Incorporated by reference to Exhibit 1.1 to Form 8-K of the Company filed December 16, 2021.)

10.23+	—
Form of Agreement for Grant of Performance-Based Restricted Stock Units with attached Award Terms and noted variations for Mr. Naughton's 2022-2024 award (subject to changes in the following for future agreements: metrics used; target, threshold and maximum levels of achievement for each metric; and weightings between the metrics). (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed May 4, 2022.)

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
The following financial materials from AvalonBay Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements. (Filed herewith.)

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

AvalonBay Communities, Inc.
Date: February 24, 2023	By:	/s/ BENJAMIN W. SCHALL
Benjamin W. Schall, Director, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2023	By:	/s/ BENJAMIN W. SCHALL
Benjamin W. Schall, Director, Chief Executive Officer and President (Principal Executive Officer)
Date: February 24, 2023	By:	/s/ KEVIN P. O’SHEA
Kevin P. O’Shea, Chief Financial Officer (Principal Financial Officer)
Date: February 24, 2023	By:	/s/ KERI A. SHEA
Keri A. Shea, Senior Vice President—Finance & Treasurer (Principal Accounting Officer)
Date: February 24, 2023	By:	/s/ GLYN F. AEPPEL
Glyn F. Aeppel, Director
Date: February 24, 2023	By:	/s/ TERRY S. BROWN
Terry S. Brown, Director
Date: February 24, 2023	By:	/s/ ALAN B. BUCKELEW
Alan B. Buckelew, Director
Date: February 24, 2023	By:	/s/ RONALD L. HAVNER, JR.
Ronald L. Havner, Jr., Director
Date: February 24, 2023	By:	/s/ STEPHEN P. HILLS
Stephen P. Hills, Director
Date: February 24, 2023	By:	/s/ CHRISTOPHER B. HOWARD
Christopher B. Howard, Director
Date: February 24, 2023	By:	/s/ RICHARD J. LIEB
Richard J. Lieb, Director
Date: February 24, 2023	By:	/s/ NNENNA LYNCH
Nnenna Lynch, Director
Date: February 24, 2023	By:	/s/ CHARLES E. MUELLER, JR.
Charles E. Mueller, Jr., Director
Date: February 24, 2023	By:	/s/ TIMOTHY J. NAUGHTON
Timothy J. Naughton, Director (Chairman of the Board of Directors)
Date: February 24, 2023	By:	/s/ SUSAN SWANEZY
Susan Swanezy, Director
Date: February 24, 2023	By:	/s/ W. EDWARD WALTER
W. Edward Walter, Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AvalonBay Communities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

Valuation of Deferred Development Costs and Land Held for Development
Description of the Matter	As of December 31, 2022, the Company’s capitalized deferred development costs and land held for development totaled $58.5 million and $179.2 million, respectively. As discussed in Footnote 1 of the consolidated financial statements, the Company capitalizes costs associated with its development activities when future development is probable to the basis of land held, or if the Company has either not yet acquired the land or if the project is subject to a leasehold interest, the costs are capitalized as deferred development costs. Future development is dependent upon various factors, including zoning and regulatory approvals, rental market conditions, construction costs and the availability of capital.

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

Our procedures included, among others, evaluating the Company’s determination that the future development is probable. We performed procedures to test the accuracy and completeness of the information included in the Company’s qualitative analysis by agreeing data to underlying agreements, communications, minutes of management’s quarterly development meetings, and third-party evidence, where available. We further assessed the likelihood of the Company’s ability to obtain zoning and regulatory approvals for developments by considering, among other things, the Company’s prior experience with other development projects and the current status of the future projects for which pursuit or development rights costs were capitalized or land was held for development. We also met with executives who lead the Company’s development team to further understand the probability of future development.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Tysons, Virginia
February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AvalonBay Communities, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AvalonBay Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia
February 24, 2023

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2022	December 31, 2021
ASSETS
Real estate:
Land and improvements	$4,640,971	$4,564,723
Buildings and improvements	18,804,510	18,198,584
Furniture, fixtures and equipment	1,174,135	1,036,640
	24,619,616	23,799,947
Less accumulated depreciation	(6,878,556)	(6,208,610)
Net operating real estate	17,741,060	17,591,337
Construction in progress, including land	1,072,543	807,101
Land held for development	179,204	147,546
For-sale condominium inventory	32,532	146,535
Real estate assets held for sale, net	—	17,065
Total real estate, net	19,025,339	18,709,584

Cash and cash equivalents	613,189	420,251
Cash in escrow	121,056	123,537
Resident security deposits	36,815	33,757
Investments in unconsolidated entities	212,084	216,390
Deferred development costs	58,489	40,414
Prepaid expenses and other assets	247,461	211,484
Right of use lease assets	143,331	146,599
Total assets	$20,457,764	$19,902,016

LIABILITIES AND EQUITY
Unsecured notes, net	$7,602,305	$7,349,394
Variable rate unsecured credit facility and commercial paper	—	—
Mortgage notes payable, net	713,740	754,153
Dividends payable	226,022	225,392
Payables for construction	72,802	63,722
Accrued expenses and other liabilities	306,186	296,006
Lease liabilities	162,671	166,497
Accrued interest payable	54,100	50,300
Resident security deposits	63,700	59,787
Liabilities related to real estate assets held for sale	—	304
Total liabilities	9,201,526	8,965,555

Commitments and contingencies

Redeemable noncontrolling interests	2,685	3,368

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at December 31, 2022 and December 31, 2021; zero shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at December 31, 2022 and December 31, 2021; 139,916,864 and 139,751,926 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1,400	1,398
Additional paid-in capital	10,765,431	10,716,414
Accumulated earnings less dividends	485,221	240,821
Accumulated other comprehensive income (loss)	1,424	(26,106)
Total stockholders' equity	11,253,476	10,932,527
Noncontrolling interests	77	566
Total equity	11,253,553	10,933,093
Total liabilities and equity	$20,457,764	$19,902,016

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended December 31,
	2022	2021	2020
Revenue:
Rental and other income	$2,587,113	$2,291,766	$2,297,442
Management, development and other fees	6,333	3,084	3,819
Total revenue	2,593,446	2,294,850	2,301,261

Expenses:
Operating expenses, excluding property taxes	630,154	570,853	549,913
Property taxes	288,960	283,089	273,189
Expensed transaction, development and other pursuit costs, net of recoveries	16,565	3,231	12,399
Interest expense, net	230,074	220,415	214,151
Loss on extinguishment of debt, net	1,646	17,787	9,333
Depreciation expense	814,978	758,596	707,331
General and administrative expense	74,064	69,611	60,343
Casualty loss	—	3,119	—
Total expenses	2,056,441	1,926,701	1,826,659

Income from investments in unconsolidated entities	53,394	38,585	6,422
Gain on sale of communities	555,558	602,235	340,444
Gain on other real estate transactions, net	5,039	2,097	440
Net for-sale condominium activity	88	(977)	2,551

Income before income taxes	1,151,084	1,010,089	824,459
Income tax (expense) benefit	(14,646)	(5,733)	3,247

Net income	1,136,438	1,004,356	827,706
Net loss (income) attributable to noncontrolling interests	337	(57)	(76)

Net income attributable to common stockholders	$1,136,775	$1,004,299	$827,630

Other comprehensive income:
Gain (loss) on cash flow hedges	23,647	993	(17,731)
Cash flow hedge losses reclassified to earnings	3,883	13,151	8,984
Comprehensive income	$1,164,305	$1,018,443	$818,883

Earnings per common share - basic:
Net income attributable to common stockholders	$8.13	$7.19	$5.89

Earnings per common share - diluted:
Net income attributable to common stockholders	$8.12	$7.19	$5.89

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

	Shares issued				Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive (loss) income	Total AvalonBay stockholders' equity
	Preferred stock	Common stock	Preferred stock	Common stock					Noncontrolling interests	Total equity
Balance at December 31, 2019	—	140,643,962	$—	$1,406	$10,736,733	$282,913	$(31,503)	$10,989,549	$649	$10,990,198
Net income attributable to common stockholders	—	—	—	—	—	827,630	—	827,630	—	827,630
Loss on cash flow hedges, net	—	—	—	—	—	—	(17,731)	(17,731)	—	(17,731)
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	8,984	8,984	—	8,984
Change in redemption value and acquisition of noncontrolling interest	—	—	—	—	—	210	—	210	—	210
Noncontrolling interests income distribution and income allocation	—	—	—	—	—	—	—	—	(58)	(58)
Dividends declared to common stockholders ($6.36 per share)	—	—	—	—	—	(893,152)	—	(893,152)	—	(893,152)
Issuance of common stock, net of withholdings	—	108,499	—	1	(9,571)	(1,427)	—	(10,997)	—	(10,997)
Repurchase of common stock, including repurchase costs	—	(1,225,790)	—	(12)	(93,712)	(90,152)	—	(183,876)	—	(183,876)
Amortization of deferred compensation	—	—	—	—	30,966	—	—	30,966	—	30,966
Balance at December 31, 2020	—	139,526,671	—	1,395	10,664,416	126,022	(40,250)	10,751,583	591	10,752,174
Net income attributable to common stockholders	—	—	—	—	—	1,004,299	—	1,004,299	—	1,004,299
Gain on cash flow hedges, net	—	—	—	—	—	—	993	993	—	993
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	13,151	13,151	—	13,151
Change in redemption value of noncontrolling interest	—	—	—	—	—	(1,022)	—	(1,022)	—	(1,022)
Noncontrolling interests income distribution and income allocation	—	—	—	—	—	—	—	—	(25)	(25)
Dividends declared to common stockholders ($6.36 per share)	—	—	—	—	—	(889,405)	—	(889,405)	—	(889,405)
Issuance of common stock, net of withholdings	—	225,255	—	3	18,047	927	—	18,977	—	18,977
Amortization of deferred compensation	—	—	—	—	33,951	—	—	33,951	—	33,951
Balance at December 31, 2021	—	139,751,926	—	1,398	10,716,414	240,821	(26,106)	10,932,527	566	10,933,093
Net income attributable to common stockholders	—	—	—	—	—	1,136,775	—	1,136,775	—	1,136,775
Gain on cash flow hedges, net	—	—	—	—	—	—	23,647	23,647	—	23,647
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	3,883	3,883	—	3,883
Change in redemption value of noncontrolling interest	—	—	—	—	—	(105)	—	(105)	—	(105)
Noncontrolling interest distribution and income allocation	—	—	—	—	—	—	—	—	(489)	(489)
Dividends declared to common stockholders ($6.36 per share)	—	—	—	—	—	(890,809)	—	(890,809)	—	(890,809)
Issuance of common stock, net of withholdings	—	164,938	—	2	4,577	(1,461)	—	3,118	—	3,118
Amortization of deferred compensation	—	—	—	—	44,440	—	—	44,440	—	44,440
Balance at December 31, 2022	—	139,916,864	$—	$1,400	$10,765,431	$485,221	$1,424	$11,253,476	$77	$11,253,553

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$1,136,438	$1,004,356	$827,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	814,978	758,596	707,331
Amortization of deferred financing costs	8,432	7,462	7,454
Amortization of debt discount	2,786	2,681	1,880
Loss on extinguishment of debt, net	1,646	17,787	9,333
Amortization of stock-based compensation	33,864	25,505	21,603
Equity in loss (income) of, and return on, unconsolidated entities and noncontrolling interests, net of eliminations	5,255	(108)	8,673
Real estate casualty loss	—	1,723	—
Abandonment of development pursuits	5,599	685	9,262
Unrealized gain on terminated cash flow hedges	—	(2,654)	(2,894)
Cash flow hedge losses reclassified to earnings	3,883	7,887	8,984
Gain on sale of real estate assets	(598,741)	(627,637)	(346,041)
Gain on sale of for-sale condominiums	(2,217)	(3,110)	(8,213)
(Decrease) increase in resident security deposits, prepaid expenses and other assets	(7,167)	5,505	(28,675)
Increase in accrued expenses, other liabilities and accrued interest payable	17,176	4,492	3,212
Net cash provided by operating activities	1,421,932	1,203,170	1,219,615

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(921,203)	(654,861)	(843,907)
Acquisition of real estate assets	(536,838)	(771,692)	—
Capital expenditures - existing real estate assets	(160,313)	(142,688)	(108,531)
Capital expenditures - non-real estate assets	(14,392)	(10,547)	(28,505)
Increase (decrease) in payables for construction	9,080	(29,887)	1,474
Proceeds from sale of real estate, net of selling costs	934,117	850,230	619,773
Proceeds from the sale of for-sale condominiums, net of selling costs	117,266	124,532	202,033
Note receivable lending	(29,352)	(1,210)	(258)
Note receivable payments	4,021	2,435	3,419
Distributions from unconsolidated entities	51,464	63,171	11,157
Investments in unconsolidated entities	(14,269)	(53,536)	(36,088)
Net cash used in investing activities	(560,419)	(624,053)	(179,433)

Cash flows from financing activities:
Issuance of common stock, net	20,020	31,874	3,464
Repurchase of common stock, net	—	—	(183,876)
Dividends paid	(889,607)	(888,344)	(883,212)
Issuance of mortgage notes payable	—	—	51,000
Repayments of mortgage notes payable, including prepayment penalties	(43,332)	(109,562)	(126,712)
Issuance of unsecured notes	348,565	1,098,643	1,296,581
Repayment of unsecured notes	(100,000)	(462,147)	(958,680)
Payment of deferred financing costs	(14,301)	(8,864)	(11,277)
Receipt (payment) for termination of forward interest rate swaps	26,869	4,751	(25,135)
Acquisition of/payments to noncontrolling interest	(997)	(55)	(68)
Payments related to tax withholding for share-based compensation	(16,989)	(13,463)	(14,917)
Distributions to DownREIT partnership unitholders	(48)	(48)	(48)
Distributions to joint venture and profit-sharing partners	(376)	(306)	(384)
Preferred interest obligation redemption and dividends	(860)	(1,340)	(1,000)
Net cash used in financing activities	(671,056)	(348,861)	(854,264)

Net increase in cash, cash equivalents and cash in escrow	190,457	230,256	185,918

Cash, cash equivalents and cash in escrow, beginning of year	543,788	313,532	127,614
Cash, cash equivalents and cash in escrow, end of year	$734,245	$543,788	$313,532

Cash paid during the year for interest, net of amount capitalized	$212,241	$203,773	$196,848
See accompanying notes to Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and cash in escrow reported with the Consolidated Statements of Cash Flows (dollars in thousands):

	For the year ended December 31,
	2022	2021	2020
Cash and cash equivalents	$613,189	$420,251	$216,976
Cash in escrow	121,056	123,537	96,556
Cash, cash equivalents and cash in escrow shown in the Consolidated Statements of Cash Flows	$734,245	$543,788	$313,532

Supplemental disclosures of non-cash investing and financing activities:

During the year ended December 31, 2022:

•As described in Note 4, “Equity,” the Company issued 140,528 shares of common stock as part of the Company's stock-based compensation plans, of which 54,053 shares related to the conversion of performance awards to restricted shares of common stock, and the remaining 86,475 shares valued at $20,056,000 were issued in connection with new stock grants; 2,810 shares valued at $593,000 were issued through the Company’s dividend reinvestment plan; 72,783 shares valued at $16,989,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 3,701 restricted shares with an aggregate value of $791,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•Common stock dividends declared but not paid totaled $224,222,000.

•The Company recorded an increase of $105,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•The Company reclassified $3,883,000 of cash flow hedge losses from other comprehensive income (loss) to interest expense, net, to record the impact of the Company's derivative and hedging activity.

During the year ended December 31, 2021:

•The Company issued 155,836 shares of common stock as part of the Company's stock based compensation plans, of which 56,545 shares related to the conversion of performance awards to restricted shares of common stock, and the remaining 99,291 shares valued at $17,757,000 were issued in connection with new stock grants; 2,844 shares valued at $566,000 were issued through the Company’s dividend reinvestment plan; 75,780 shares valued at $13,463,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 4,109 restricted shares with an aggregate value of $804,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•Common stock dividends declared but not paid totaled $224,012,000.

•The Company recorded an increase of $1,022,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•The Company recorded (i) an increase to prepaid expenses and other assets of $3,204,000, and a corresponding adjustment to accumulated other comprehensive loss and (ii) reclassified $7,887,000 and $5,264,000 of cash flow hedge losses from other comprehensive income (loss) to interest expense, net, and loss on extinguishment of debt, net, respectively, to record the impact of the Company's derivative and hedging activity.

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

•The Company recorded (i) an increase in prepaid expenses and other assets of $4,308,000 and recorded an increase of $1,413,000 to other comprehensive income and (ii) reclassified $8,984,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedging activity.

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

At December 31, 2022, the Company owned or held a direct or indirect ownership interest in 294 operating apartment communities containing 88,475 apartment homes in 12 states and the District of Columbia, of which 18 communities were under development and one was under redevelopment. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 39 communities that, if developed as expected, will contain an estimated 13,312 apartment homes (unaudited).

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

The Company accounts for acquisitions of real estate in accordance with the authoritative guidance for the initial measurement, which first requires that the Company determine if the real estate investment is the acquisition of an asset or a business combination. Under either model, the Company must identify and determine the fair value of any assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. The Company generally views acquisitions of individual operating communities as asset acquisitions, which results in the capitalization of acquisition costs and the allocation of purchase price to the assets acquired and liabilities assumed, based on the relative fair value of the respective assets and liabilities. For a business combination, the Company records the assets acquired and liabilities assumed based on the fair value of each respective item and expenses all applicable acquisition costs.

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

Taxable income from activities performed through taxable REIT subsidiaries (“TRS”) is subject to federal, state and local income taxes. The Company recognized income tax expense of $14,646,000 and $5,733,000 in 2022 and 2021, respectively, and recorded an income tax benefit of $3,247,000 in 2020 related to its activities through its TRSs. The income tax expense in 2022 and 2021 was primarily due to the activity at The Park Loggia and other TRS activity. During 2020, the income tax expense was offset by net operating loss carryback provisions under the Coronavirus Aid, Relief and Economic Security Act. As of December 31, 2022 and 2021, the Company did not have any unrecognized tax positions. The Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2019 through 2021.

The following summarizes the tax components of the Company's common dividends declared for the years ended December 31, 2022, 2021 and 2020 (unaudited):

	2022	2021	2020
Ordinary income	82%	55%	66%
20% capital gain	15%	26%	24%
Unrecaptured §1250 gain	3%	19%	10%
Total	100%	100%	100%

Deferred Financing Costs

Deferred financing costs include expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the loan term or the related credit enhancement facility, if applicable. Unamortized financing costs are charged to earnings when debt is retired before the maturity date. Accumulated amortization of deferred financing costs for unsecured notes was $29,815,000 and $23,705,000 as of December 31, 2022 and 2021, respectively, and related to mortgage notes payable was $2,040,000 and $2,300,000 as of December 31, 2022 and 2021, respectively. Deferred financing costs, except for costs associated with line-of-credit arrangements, are presented as a direct deduction from the related debt liability. Accumulated amortization of deferred financing costs for the Company's Credit Facility was $11,222,000 and $15,187,000 as of December 31, 2022 and 2021, respectively, and deferred financing costs net of accumulated amortization was included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

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

Comprehensive Income

Comprehensive income, as reflected on the Consolidated Statements of Comprehensive Income, is defined as all changes in equity during each period except for those resulting from investments by or distributions to shareholders. Accumulated other comprehensive income (loss), as reflected on the Consolidated Statements of Equity, reflects the effective portion of the cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.

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

	For the year ended December 31,
	2022	2021	2020
Basic and diluted shares outstanding
Weighted average common shares—basic	139,634,294	139,389,433	140,094,722
Weighted average DownREIT units outstanding	7,500	7,500	7,500
Effect of dilutive securities	333,293	320,466	332,973
Weighted average common shares—diluted	139,975,087	139,717,399	140,435,195

Calculation of Earnings per Share—basic
Net income attributable to common stockholders	$1,136,775	$1,004,299	$827,630
Net income allocated to unvested restricted shares	(2,091)	(2,100)	(1,955)
Net income attributable to common stockholders—basic	$1,134,684	$1,002,199	$825,675

Weighted average common shares—basic	139,634,294	139,389,433	140,094,722

Earnings per common share—basic	$8.13	$7.19	$5.89

Calculation of Earnings per Share—diluted
Net income attributable to common stockholders	$1,136,775	$1,004,299	$827,630
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	48	48	48
Net income attributable to common stockholders—diluted	$1,136,823	$1,004,347	$827,678

Weighted average common shares—diluted	139,975,087	139,717,399	140,435,195

Earnings per common share—diluted	$8.12	$7.19	$5.89

Certain options to purchase shares of common stock in the amount of 291,881 were outstanding as of December 31, 2022, but were not included in the computation of diluted earnings per share because such options were anti-dilutive for the period. All options to purchase shares of common stock outstanding as of December 31, 2021 and 2020 are included in the computation of diluted earnings per share.

Expensed Transaction, Development and Other Pursuit Costs

The Company capitalizes costs associated with its development activities when future development is probable (“Development Rights”) to the basis of land held, or if the Company has either not yet acquired the land or if the project is subject to a leasehold interest, the costs are capitalized as deferred development costs. Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the Company determines a Development Right is no longer probable, the Company recognizes any necessary expense to write down its basis in the Development Right. The Company expensed costs related to development pursuits not yet considered probable for development and the abandonment of Development Rights, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $16,565,000, $2,192,000 and $12,317,000 during the years ended December 31, 2022, 2021 and 2020, respectively. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Consolidated Statements of Comprehensive Income. The amount for 2022 includes charges of $10,073,000 primarily related to development opportunities in the Pacific Northwest and Southern California that the Company determined are no longer probable. The amount for 2020 includes the write-off of $7,264,000 related to a Development Right in New York City that the Company determined is no longer probable. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Casualty and Impairment of Long-Lived Assets

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2022, 2021 and 2020, the Company did not recognize any material impairment losses other than those related to casualty losses from property damage. During the year ended December 31, 2021, the Company recognized a charge of $3,119,000 related to damage across several communities in our East Coast markets from severe storms and a fire at an operating community, reported as casualty loss on the accompanying Consolidated Statements of Comprehensive Income.

The Company evaluates its for-sale condominium inventory for potential indicators of impairment, considering whether the fair value of the individual for-sale condominium units exceeds the carrying value of those units. For-sale condominium inventory is stated at the lower of cost or fair value. The Company determines the fair value of its for-sale condominium inventory as the estimated sales price less direct costs to sell. For the years ended December 31, 2022, 2021 and 2020, the Company did not recognize any impairment losses on its for-sale condominium inventory.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company’s intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized for any of the Company's investments in unconsolidated real estate entities during the years ended December 31, 2022, 2021 or 2020.

Assets Held for Sale and Discontinued Operations

The Company presents the assets and liabilities of any communities which have been sold, or otherwise qualify as held for sale, separately in the accompanying Consolidated Balance Sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the accompanying Consolidated Statements of Comprehensive Income. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Upon the classification of an asset as held for sale, no further depreciation is recorded. Disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations, and for those assets qualifying for classification as discontinued operations, the specific components of net income presented as discontinued operations include net operating income, depreciation expense and interest expense, net. For periods prior to the asset qualifying for discontinued operations, the Company reclassifies the results of operations to discontinued operations. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale will be presented as discontinued operations when recognized. A change in presentation for held for sale or discontinued operations has no impact on the Company's financial condition or results of operations. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Consolidated Statements of Cash Flows. The Company had no wholly-owned communities that qualified as held for sale presentation at December 31, 2022.

Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, "Hedging Derivatives") for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into Hedging Derivatives for trading or other speculative purposes. The Company assesses the effectiveness of qualifying cash flow and fair value hedges, both at inception and on an on-going basis. Hedge ineffectiveness is reported as a component of interest expense, net. The fair values of Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair values of Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities. The Company does not present or disclose the fair value of Hedging Derivatives on a net basis. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of interest expense, net. For the Hedging Derivatives that qualify as effective cash flow hedges, the Company has recorded the cumulative changes in the fair value of Hedging Derivatives in accumulated other comprehensive income (loss). Amounts recorded in accumulated other comprehensive loss will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The effective portion of the change in fair value of the Hedging Derivatives that qualify as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding hedged item. See Note 11, “Fair Value,” for further discussion of derivative financial instruments.

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

The Company’s leases include both fixed and variable lease payments, which are based on an index or rate such as the consumer price index (CPI) or percentage rents based on total sales. When evaluating what payments to include in the measurement of the lease liability, the Company included lease payments that depend on an index or rate only. Variable lease payments are not included in the measurement of the lease liability, but will be recognized as variable lease expense in the period in which they are incurred.

For leases that have options to extend the term or terminate the lease early, the Company only factored the impact of such options into the lease term if the option was considered reasonably certain to be exercised. The Company determined the discount rate associated with its ground and office leases on a lease by lease basis using the Company’s actual borrowing rates as well as indicative market pricing for longer term rates and taking into consideration the remaining term of the lease agreements. For leases that are twelve months or less, the Company has elected the practical expedient to not assess these leases under the standard and recognize the lease payments on a straight line basis.

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

Revenue and Gain Recognition

Under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, the Company recognizes revenue for the transfer of goods and services to customers for consideration that the Company expects to receive. The majority of the Company’s revenue is derived from residential and commercial rental and other lease income, which are accounted for as discussed above, under "Leases". The Company's revenue streams that are not accounted for under ASC 842, Leases, include:

•Management fees - The Company has investment interests in real estate joint ventures, for which the Company may manage (i) the venture, (ii) the associated operating communities owned by the ventures and/or (iii) the construction, development or redevelopment of those communities. For these activities, the Company receives asset management, property management, development and/or redevelopment fee revenue. The performance obligation is the management of the venture, community or other defined task such as the development or redevelopment of the community. While the individual activities that comprise the performance obligation of the management fees can vary day to day, the nature of the overall performance obligation to provide management service is the same and considered by the Company to be a series of services that have the same pattern of transfer to the customer and the same method to measure progress toward satisfaction of the performance obligation. The Company recognizes revenue for fees as earned.

•Non-lease related revenue - The Company recognizes revenue for items not considered to be components of a lease as earned.

•Gains or losses on sales of real estate - The Company accounts for the sale of real estate and any related gain recognition in accordance with the accounting guidance applicable to sales of real estate, which establishes standards for recognition of profit on all real estate sales transactions, other than commercial land sales. The Company recognizes the sale, and associated gain or loss from the disposition when the criteria for the sale of an asset have been met, which include when (i) a contract exists and (ii) the buyer obtained control of the nonfinancial asset that was sold.

The following table details the Company’s revenue disaggregated by reportable operating segment, further discussed in Note 8, “Segment Reporting,” for the years ended December 31, 2022, 2021 and 2020. The segments are classified based on the individual community's status at December 31, 2022 for the years ended December 31, 2022 and 2021, and at December 31, 2021 for the year ended December 31, 2020. Segment information for total revenue excludes real estate assets that were sold from January 1, 2020 through December 31, 2022, or otherwise qualify as held for sale as of December 31, 2022, as described in Note 6, "Real Estate Disposition Activities." (dollars in thousands):

	Same Store	Other Stabilized Communities	Development/ Redevelopment Communities	Non- allocated (1)	Total
For the year ended December 31, 2022
Management, development and other fees and other ancillary items	$—	$—	$—	$6,333	$6,333
Non-lease related revenue (2)	10,130	3,750	452	—	14,332
Total non-lease revenue (3)	10,130	3,750	452	6,333	20,665

Lease income (4)	2,240,238	206,591	90,578	—	2,537,407

Total revenue	$2,250,368	$210,341	$91,030	$6,333	$2,558,072

For the year ended December 31, 2021
Management, development and other fees and other ancillary items	$—	$—	$—	$3,084	$3,084
Non-lease related revenue (2)	7,425	1,879	256	—	9,560
Total non-lease revenue (3)	7,425	1,879	256	3,084	12,644

Lease income (4)	2,020,113	119,780	42,629	—	2,182,522

Total revenue	$2,027,538	$121,659	$42,885	$3,084	$2,195,166

For the year ended December 31, 2020
Management, development and other fees and other ancillary items	$—	$—	$—	$1,978	$1,978
Non-lease related revenue (2)	7,200	2,056	362	—	9,618
Total non-lease revenue (3)	7,200	2,056	362	1,978	11,596

Lease income (4)	2,018,883	77,375	27,936	—	2,124,194
Business interruption insurance proceeds	379	—	—	—	379

Total revenue	$2,026,462	$79,431	$28,298	$1,978	$2,136,169
__________________________________

(1)Revenue represents third-party property management, developer fees and miscellaneous income and other ancillary items which are not allocated to a reportable segment.
(2)Amounts include revenue streams related to leasing activities that are not considered components of a lease, and revenue streams not related to leasing activities including, but not limited to, application fees, renters insurance fees and vendor revenue sharing.
(3)Represents revenue accounted for under ASC 606.
(4)Represents residential and commercial rental and other lease income, accounted for under ASC 842.

Due to the nature and timing of the Company’s identified revenue streams, there were no material amounts of outstanding or unsatisfied performance obligations as of December 31, 2022.

Uncollectible Lease Revenue Reserves

The Company assesses the collectability of its lease revenue and receivables on an on-going basis by (i) assessing the probability of receiving all lease amounts due on a lease by lease basis, (ii) reserving all amounts for those leases where collection of substantially all of the remaining lease payments is not probable and (iii) subsequently, will only recognize revenue to the extent cash is received. If the Company determines that collection of the remaining lease payments becomes probable at a future date, the Company will recognize the cumulative revenue that would have been recorded under the original lease agreement.

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

The Company recorded an aggregate offset to income for uncollectible lease revenue, net of amounts received from government rent relief programs, for its residential and commercial portfolios of $49,147,000, $52,075,000 and $66,763,000 for the years ended December 31, 2022, 2021 and 2020 under ASC 842 and ASC 450.

Recently Issued and Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848). ASC 848 applies to contracts and transactions that refer to LIBOR or other reference rates that are expected to be discontinued due to reference rate reform and includes optional expedients related activities that impact debt, derivatives, and other contracts. The original ASU was effective as of its issuance date and provided temporary relief through December 31, 2022 which was extended through December 31, 2024 with the issuance of ASU 2022-06 in December 2022. In October 2022, the Company amended and restated the Term Loan to update the interest rate benchmark from LIBOR to SOFR and the Company elected to apply the optional expedients in ASC 848 to not apply contract modifications accounting requirements to the Term Loan amendment. The Company continues to evaluate the impact of the standard and may apply other optional expedients if additional changes in the market occur. The Company does not expect ASC 848 will have a material effect on the Company’s financial position or results of operations.

2. Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $34,854,000, $32,687,000 and $44,157,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

3. Debt

The Company's debt, which consists of unsecured notes, variable rate unsecured term loans (the "Term Loans"), mortgage notes payable, the Credit Facility and the Commercial Paper Program, each as defined below, as of December 31, 2022 and 2021 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of December 31, 2022 and 2021, as shown in the Consolidated Balance Sheets (dollars in thousands) (see Note 6, “Real Estate Disposition Activities”). The weighted average interest rates in the following table for secured and unsecured notes include costs of financing such as credit enhancement fees, trustees' fees, the impact of interest rate hedges and mark-to-market adjustments.

	December 31, 2022		December 31, 2021
Fixed rate unsecured notes	$7,500,000	3.3%	$7,150,000	3.2%
Term Loans	150,000	5.4%	250,000	1.1%
Fixed rate mortgage notes payable—conventional and tax-exempt	270,677	3.4%	306,281	3.7%
Variable rate mortgage notes payable—conventional and tax-exempt	457,150	5.3%	464,150	1.7%
Total mortgage notes payable and unsecured notes and Term Loans	8,377,827	3.4%	8,170,431	3.1%
Credit Facility	—	—%	—	—%
Commercial paper	—	—%	—	—%
Total principal outstanding	8,377,827	3.4%	8,170,431	3.1%
Less deferred financing costs and debt discount (1)	(61,782)		(66,884)
Total	$8,316,045		$8,103,547
_________________________________
(1)     Excludes deferred financing costs and debt discount associated with the Credit Facility and the Commercial Paper Program which are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.
The borrowing capacity under the Credit Facility is impacted by the Commercial Paper Program and the following letters of credit (dollars in thousands):

	December 31, 2022	December 31, 2021
Letters of credit	$1,914	$11,969

After taking into account its Commercial Paper Program and letters of credit, the Company had $2,248,086,000 available under the Credit Facility as of December 31, 2022. In addition, the Company had $48,740,000 and $39,581,000 outstanding in additional letters of credit unrelated to the Credit Facility as of December 31, 2022 and 2021, respectively.

During the year ended December 31, 2022:

•In February 2022, the Company repaid its $100,000,000 variable rate unsecured term loan at par upon maturity.

•In March 2022, the Company established an unsecured commercial paper note program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, unsecured commercial paper notes with varying maturities of less than one year. Amounts available under the Commercial Paper Program may be issued, repaid and re-issued from time to time, with the maximum aggregate face or principal amount outstanding at any one time not to exceed $500,000,000. The Commercial Paper Program is backstopped by the Company's commitment to maintain available borrowing capacity under the Credit Facility in an amount equal to actual borrowings under the Commercial Paper Program. The Company did not have any amounts outstanding under the Commercial Paper Program as of December 31, 2022.

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

The interest rate that would be applicable to borrowings under the Credit Facility is 5.13% at December 31, 2022 and is composed of (i) SOFR, applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.825% per annum, which consists of a 0.10% SOFR adjustment plus 0.725% per annum, assuming a one month term SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.65% to SOFR plus 1.40% based upon the rating of the Company's unsecured and unsubordinated long-term indebtedness. There is also an annual facility commitment fee of 0.125% of the borrowing capacity under the facility, which can vary from 0.10% to 0.30% based upon the rating of the Company's unsecured and unsubordinated long-term indebtedness. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases by meeting or missing targets related to environmental sustainability, specifically greenhouse gas emission reductions, with the adjustment determined annually beginning in July 2023. The Credit Facility also contains a competitive bid option that is available for borrowings of up to 65% of the Credit Facility amount. This option allows banks that are part of the lender consortium to bid to provide the Company loans at a rate that is lower than the stated pricing provided by the Credit Facility. The competitive bid option may result in lower pricing than the stated rate if market conditions allow.

Prior to the amended and restated Credit Facility, the Company's cost of borrowing was comprised of LIBOR plus 0.775% and an annual facility fee at 0.125%, both as determined by the Company's credit ratings.

•In December 2022, the Company issued $350,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for proceeds net of underwriting fees of approximately $346,290,000, before considering the impact of other offering costs. The notes mature in February 2033 and were issued at a 5.00% interest rate, resulting in a 4.37% effective rate including the impact of issuance costs and hedging activity.

In the aggregate, secured notes payable mature at various dates from March 2027 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,182,381,000, excluding communities classified as held for sale, as of December 31, 2022).

In addition to the Commercial Paper Program, scheduled payments and maturities of secured notes payable and unsecured notes outstanding at December 31, 2022 were as follows (dollars in thousands):

Year	Secured notes principal payments	Secured notes maturities	Unsecured notes and Term Loan maturities		Stated interest rate of unsecured notes and Term Loan
2023	$8,300	$—	$350,000		4.200%
			250,000		2.850%
2024	9,100	—	300,000		3.500%
			150,000	(1)	SOFR + 0.95%
2025	9,700	—	525,000		3.450%
			300,000		3.500%
2026	10,600	—	475,000		2.950%
			300,000		2.900%
2027	12,900	236,100	400,000		3.350%
2028	17,600	—	450,000		3.200%
			400,000		1.900%
2029	8,500	66,250	450,000		3.300%
2030	9,000	—	700,000		2.300%
2031	9,600	—	600,000		2.450%
2032	10,300	—	700,000		2.050%
Thereafter	74,800	245,077	350,000		5.000%
			350,000		3.900%
			300,000		4.150%
			300,000		4.350%
	$180,400	$547,427	$7,650,000
_________________________________
(1)     In October 2022, the Company amended the Term Loan transitioning the benchmark rate from LIBOR to SOFR. The borrowing spread to SOFR of 0.95% per annum, consists of a 0.10% SOFR adjustment plus 0.85% per annum.

The Company's unsecured notes are redeemable at the Company's option, in whole or in part, generally at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus a spread between 10 and 30 basis points depending on the specific series of unsecured notes, plus accrued and unpaid interest to the redemption date.

The Company is subject to financial covenants contained in the Credit Facility and the Commercial Paper Program, the Term Loan and the indentures under which the unsecured notes were issued. The principal financial covenants include the following:

•limitations on the amount of total and secured debt in relation to our overall capital structure;
•limitations on the amount of our unsecured debt relative to the undepreciated basis of real estate assets that are not encumbered by property-specific financing; and
•minimum levels of debt service coverage.

The Company was in compliance at December 31, 2022 with customary covenants under the Credit Facility and the Commercial Paper Program, the Term Loan and the indentures under which the Company's unsecured notes were issued.

4. Equity

As of December 31, 2022 and 2021, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the year ended December 31, 2022, the Company:

i.issued 8,670 shares of common stock in connection with stock options exercised;
ii.issued 2,810 shares of common stock through the Company's dividend reinvestment plan;
iii.issued 140,528 shares of common stock in connection with restricted stock grants and the conversion of performance awards to shares of common stock;
iv.sold 68,577 shares of common stock under CEP V, as discussed below;
v.withheld 72,783 shares of common stock to satisfy employees' tax withholding and other liabilities;
vi.issued 20,837 shares of common stock through the Employee Stock Purchase Plan; and
vii.canceled 3,701 shares of restricted common stock upon forfeiture.

Deferred compensation granted under the Company's Second Amended and Restated 2009 Equity Incentive Plan (the "2009 Plan") during the year ended December 31, 2022 does not impact the Company's Consolidated Financial Statements until recognized as compensation cost.

In July 2020, the Company’s Board of Directors approved a stock repurchase program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "2020 Stock Repurchase Program"). Purchases of common stock under the 2020 Stock Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors including price, corporate and regulatory requirements and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the year ended December 31, 2022, the Company had no repurchases of shares under this program. As of December 31, 2022, the Company had $316,148,000 remaining authorized for purchase under this program.

In May 2019, the Company commenced a fifth continuous equity program ("CEP V") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and the Company's determinations of the appropriate funding sources. The Company engaged sales agents for CEP V who receive compensation of up to 1.5% of the gross sales price for shares sold. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During the year ended December 31, 2022, the Company had no sales under this program. During the year ended December 31, 2022, the Company settled the outstanding forward contracts entered into in December 2021 under CEP V, selling 68,577 shares of common stock for $229.34 per share and net proceeds of $15,727,000. As of December 31, 2022, the Company had $705,961,000 remaining authorized for issuance under CEP V.

In addition to CEP V, during the year ended December 31, 2022, the Company completed an underwritten public offering of 2,000,000 shares of its common stock for an initial net forward sales price of $247.30 per share, after offering fees and discounts, offered in connection with forward contracts entered into with certain financial institutions acting as forward purchasers. Assuming full physical settlement of the forward contracts, which the Company expects to occur no later than December 31, 2023, the Company will receive approximate proceeds of $494,200,000 net of offering fees and discounts and based on the initial forward price. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for the Company's dividends and a daily interest factor during the term of the forward contracts.

5. Investments

Unconsolidated Investments

The Company accounts for its investments in unconsolidated entities under the equity method of accounting or under the measurement alternative, as discussed in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” under Principles of Consolidation. The significant accounting policies of the Company's unconsolidated investments are consistent with those of the Company in all material respects. Certain of these investments are subject to various buy‑sell provisions or other rights which are customary in real estate joint venture agreements. The Company and its partners in these entities may initiate these provisions to either sell the Company's interest or acquire the interest from the Company's partner. The Company is responsible for the day-to-day operations of the unconsolidated communities below and is the management agent subject to the terms of management agreements for all communities except for Brandywine Apartments of Maryland, LLC, which is managed by a third party.

The following presents the Company's activities in unconsolidated investments for the years ended December 31, 2022, 2021 and 2020:

Archstone Multifamily Partners AC LP (the “U.S. Fund”)—The Company is the general partner of the U.S. Fund and has a 28.6% combined general partner and limited partner equity interest. The Company acquired its interest in the U.S. Fund as part of the Archstone Acquisition (as defined in Note 5, “Investments in Real Estate Entities,” of the Consolidated Financial Statements in Item 8 in the Company's Form 10-K filed February 22, 2019). During 2022, the U.S. Fund sold its final three communities, Avalon Grosvenor Tower, Avalon Studio 4121 and Avalon Station 250, containing an aggregate of 671 apartment homes, for $313,500,000. The Company's proportionate share of the gains in accordance with GAAP was $38,144,000. The U.S. Fund repaid the $115,213,000 of outstanding secured indebtedness at par in advance of the scheduled maturity dates. In conjunction with the final dispositions, the Company achieved a threshold return resulting in an incentive distribution for the promoted interest based on the returns earned by the U.S. Fund. During the year ended December 31, 2022, the Company recognized income of $4,690,000 for the promoted interest, which is reported as a component of income from investments in unconsolidated entities on the accompanying Consolidated Statements of Comprehensive Income. The U.S. Fund sold one community in 2020, and the Company's proportionate share of the gains in accordance with GAAP was $5,157,000. At December 31, 2022 the Company has an equity investment of $6,109,000 (net of distributions).

Archstone Multifamily Partners AC JV LP (the “AC JV”)—The Company had a 20.0% equity interest in the AC JV, and acquired its interest as part of the Archstone Acquisition. During 2021, the AC JV sold its final two communities and the Company's proportionate share of the gains in accordance with GAAP was $23,305,000. During 2022, the Company completed the dissolution of the AC JV.

Legacy JV—As part of the Archstone Acquisition the Company entered into a limited liability company agreement with Equity Residential, through which it assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements (the “Legacy JV”). The Company has a 40.0% interest in the Legacy JV. During the years ended December 31, 2022, 2021 and 2020, the Legacy JV redeemed certain of the preferred interests and paid accrued dividends, for which the Company contributed $860,000, $1,340,000 and $1,000,000, respectively. At December 31, 2022, the remaining preferred interests had an aggregate liquidation value of $34,159,000, the Company's 40.0% share of which was included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

NYTA MF Investors LLC (“NYC Joint Venture”)—During 2018, the Company contributed five wholly-owned communities containing an aggregate of 1,301 apartment homes and 58,000 square feet of commercial space, located in New York City, NY, to a newly formed joint venture with the intent to own and operate the communities. The Company retained a 20.0% equity interest in the venture with the partners sharing in returns in accordance with their ownership interests. NYC Joint Venture has outstanding $395,189,000 fixed rate mortgage loans that are payable by the venture. The Company has not guaranteed the debt of NYC Joint Venture, nor does the Company have any obligation to fund this debt should NYC Joint Venture be unable to do so. At December 31, 2022 the Company has an equity investment of $58,157,000 (net of distributions).

MVP I, LLC—During 2004, the Company entered into a joint venture agreement with an unrelated third-party to develop Avalon at Mission Bay II, an apartment community located in San Francisco, CA, which completed construction during 2006 and contains 313 apartment homes. The Company has a 25.0% equity interest in the venture. MVP I, LLC has an outstanding $103,000,000 fixed rate mortgage loan that is payable by the venture. The Company has not guaranteed the debt of MVP I, LLC, nor does the Company have any obligation to fund this debt should MVP I, LLC be unable to do so. The Company has fully recovered its basis as of December 31, 2022.

Brandywine Apartments of Maryland, LLC (“Brandywine”)—Brandywine owns a 305 apartment home community located in Washington, D.C. Brandywine is comprised of five members who hold various interests in the joint venture, with the Company having a 28.7% equity interest in Brandywine. Brandywine had an outstanding $19,731,000 fixed rate mortgage loan that is payable by the venture. The Company has not guaranteed the debt of Brandywine, nor does the Company have any obligation to fund this debt should Brandywine be unable to do so. Excluding costs incurred in excess of equity in the underlying net assets of Brandywine, at December 31, 2022 the Company has an equity investment of $15,213,000 (net of distributions).

Avalon Alderwood MF Member, LLC—During 2019, the Company entered into a joint venture to develop, own, and operate Avalon Alderwood Place, an apartment community located in Lynnwood, WA, which completed construction during 2022 and contains 328 apartment homes. The Company has a 50.0% interest in the venture and, as of December 31, 2022, the Company has a total equity investment of $54,938,000. The venture is a VIE, though the Company is not the primary beneficiary because it shares control with its venture partner. The Company and its venture partner share decision making authority for all significant aspects of the venture's activities including, but not limited to, changes in the ownership or capital structure, and the operating budget.

Arts District Joint Venture—During 2020, the Company entered into a joint venture to develop, own, and operate AVA Arts District, an apartment community located in Los Angeles, CA, which is currently under construction and expected to contain 475 apartment homes (unaudited) and 56,000 square feet (unaudited) of commercial space when completed. As of December 31, 2022, the Company has a 25.0% interest in the venture, and excluding costs incurred in excess of equity in the underlying net assets of the venture, has an equity investment of $28,660,000. The remaining development costs, representing 60.0% of the total project cost, are expected to be funded by the venture's variable rate construction loan. The venture has drawn $86,664,000 of $167,147,000 maximum borrowing capacity of the construction loan as of December 31, 2022. While the Company guarantees the construction loan on behalf of the venture, any amounts due under the guarantee are obligations of the venture partners in proportion to ownership interest. The venture is an unconsolidated VIE as the Company is not the primary beneficiary due to shared control and decision making with its venture partner. The Company and its venture partner share decision making authority for all significant aspects of the venture's activities including, but not limited to, changes in the ownership, changes to the development plan or budget, and major operating decisions including annual business plans.

Property Technology and Environmental Investments—Excluding costs incurred in excess of equity, the Company has invested $36,178,000 in various property technology and environmentally focused companies directly and indirectly through investment management funds. The Company’s interest in each individual investment represents less than 10% of the respective venture's equity interests. In addition, as of December 31, 2022, the Company has $34,299,000 in outstanding equity commitments, with the timing and amount for these commitments to be fulfilled dependent on if, and when, investment opportunities are identified by the respective funds. During the years ended December 31, 2022 and 2021, the Company recognized income and unrealized gains of $8,315,000 and $15,908,000, respectively, related to these investments, which was reported as a component of income from investments in unconsolidated entities on the accompanying Consolidated Statements of Comprehensive Income.

Investments in Consolidated Real Estate Entities

Details regarding communities acquired in 2022, 2021 and 2020, are summarized in the following table (dollars in thousands):

Community Name	Location	Number of communities	Apartment homes	Purchase price	Retail square feet
Avalon Flatirons	Lafayette, CO	1	207	$95,000	16,000
Waterford Court	Addison, TX	1	196	69,500	—
Avalon Miramar Park Place	Miramar, FL	1	650	295,000	—
Avalon Highland Creek	Charlotte, NC	1	260	76,700	—
Total 2022 acquisitions		4	1,313	$536,200	16,000

Total 2021 acquisitions		7	1,932	$724,500	90,000

Total 2020 acquisitions		—	—	$—	—

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

Structured Investment Program

In April 2022, the Company established its Structured Investment Program (the “SIP”), a new investment platform through which the Company provides mezzanine loans or preferred equity to third-party multifamily developers in the Company’s existing markets. During the year ended December 31, 2022, the Company entered into commitments for three mezzanine loans of up to $92,375,000 in the aggregate. The mezzanine loans have a weighted average rate of return of 9.8% and mature at various dates on or before June 2026. At December 31, 2022, the Company had funded $29,352,000 of these commitments.

The Company evaluates each SIP commitment to determine the classification as a loan or an investment in a real estate development project. As of December 31, 2022, all of the SIP commitments are classified as loans. The Company includes amounts outstanding under the SIP as a component of prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The Company evaluates the credit risk for each loan on an ongoing basis, estimating the reserve for credit losses using relevant available information from internal and external sources. Market-based historical credit loss data provides the basis for the estimation of expected credit losses, with adjustments, if necessary, for differences in current loan-specific risk characteristics, such as the amount of equity capital provided by a borrower, nature of the real estate being developed or other factors.

For the three existing loans, interest is recognized as earned as interest income, and interest income and any change in the expected credit loss are included as a component of interest expense, net, on the accompanying Consolidated Statements of Comprehensive Income.

6. Real Estate Disposition Activities

Details regarding the real estate sales, which resulted in a gain in accordance with GAAP of $555,558,000, excluding for-sale residential condominiums at The Park Loggia, are summarized in the following table (dollars in thousands):

Community Name	Location	Period of sale	Apartment homes	Debt	Gross sales price	Net cash proceeds
Avalon West Long Branch	West Long Branch, NJ	Q122	180	$—	$75,000	$73,286
Avalon Ossining	Ossining, NY	Q122	168	—	70,000	69,298
Avalon East Norwalk	Norwalk, CT	Q122	240	—	90,000	87,996
Avalon Green I/Avalon Green II/Avalon Green III	Elmsford, NY	Q322	617	—	306,000	303,209
Avalon Del Mar Station	Pasadena, CA	Q322	347	—	172,300	170,226
Avalon Sharon	Sharon, MA	Q322	156	—	65,650	64,671
Avalon Park Crest	Tysons Corner, VA	Q422	354	—	145,500	143,340
Other real estate (1)	multiple	2022	N/A	—	28,685	22,091

Total of 2022 asset sales			2,062	$—	$953,135	$934,117

Total of 2021 asset sales			2,404	$—	$875,058	$850,230

Total of 2020 asset sales			1,817	$—	$634,250	$619,773
_________________________________
(1)     Represents the sale of a land parcel, located in West Windsor, NJ.

As of December 31, 2022, the Company had no real estate assets that qualified as held for sale.

The Park Loggia

The Park Loggia, located in New York, NY, contains 172 for-sale residential condominiums and 66,000 square feet of commercial space. The Company sold 40, 53 and 70 residential condominiums at The Park Loggia, for gross proceeds of $126,848,000, $135,458,000 and $216,372,000 resulting in a gain in accordance with GAAP of $2,217,000, $3,110,000 and $8,213,000 during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there were nine residential condominiums remaining to be sold. The Company incurred $2,129,000, $4,087,000 and $5,662,000 during the years ended December 31, 2022, 2021 and 2020, respectively, in marketing, operating and administrative costs. All amounts are included in net for-sale condominium activity, on the accompanying Consolidated Statements of Comprehensive Income. As of December 31, 2022 and 2021, the unsold for-sale residential condominiums at The Park Loggia had an aggregate carrying value of $32,532,000 and $146,535,000, respectively, presented as for-sale condominium inventory on the accompanying Consolidated Balance Sheets.

7. Commitments and Contingencies

Employment Agreements and Arrangements

At December 31, 2022, the Company has an employment agreement with Benjamin W. Schall, who joined the Company on January 25, 2021 as President and a member of the Board of Directors, and was appointed to the additional role of Chief Executive Officer effective January 3, 2022.

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

In addition, the Company accounts for recoveries from legal matters as a reduction in the legal and related costs incurred associated with the matter, with recoveries in excess of these costs reported as a gain or, where appropriate, a reduction in the net cost basis of a community to which the suit related. During the year ended December 31, 2022, the Company recognized $6,000,000 in legal settlement proceeds related to a construction defect at a community, reported as a component of general and administrative expense on the accompanying Consolidated Statements of Comprehensive Income. There were no material receipts during the years ended December 31, 2021 and 2020.

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

As of December 31, 2022 and 2021, the Company had total operating lease assets of $114,977,000 and $118,370,000, respectively, and lease obligations of $142,602,000 and $146,377,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Consolidated Balance Sheets. The Company incurred costs of $15,667,000, $15,458,000 and $16,011,000 in the years ended December 31, 2022, 2021 and 2020, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease and four leases for portions of parking garages adjacent to apartment communities, that are finance leases. As of December 31, 2022 and 2021, the Company had total finance lease assets of $28,354,000 and $28,229,000, respectively, and total finance lease obligations of $20,069,000 and $20,120,000, respectively, reported as components of right of use lease assets and lease liabilities on the accompanying Consolidated Balance Sheets.

The following table details the weighted average remaining lease term and discount rates for the Company’s ground and office leases:

Weighted-average remaining lease term - finance leases	23 years
Weighted-average remaining lease term - operating leases	38 years
Weighted-average discount rate - finance leases	4.63%
Weighted-average discount rate - operating leases	4.62%

The following tables detail the future minimum lease payments under the Company's current leases and a reconciliation of undiscounted and discounted cash flows for operating and finance leases (dollars in thousands):

	Payments due by period
	2023	2024	2025	2026	2027	Thereafter
Operating Lease Obligations	$14,821	$14,544	$14,482	$14,301	$12,803	$279,529
Finance Lease Obligations	1,084	1,087	1,089	1,091	1,094	36,859
	$15,905	$15,631	$15,571	$15,392	$13,897	$316,388

	Total undiscounted cash flows	Total lease liabilities	Difference between discounted and undiscounted cash flows
Operating Lease Obligations	$350,480	$142,602	$207,878
Finance Lease Obligations	42,304	20,069	22,235
	$392,784	$162,671	$230,113

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

•Same Store is composed of consolidated communities where a comparison of operating results from the prior year to the current year is meaningful as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year. For the year ended December 31, 2022, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2021, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale as of December 31, 2022 or probable for disposition to unrelated third parties within the fiscal year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one year anniversary of completion of development or redevelopment.

•Other Stabilized is composed of completed consolidated communities that the Company owns and that are not Same Store but that had stabilized occupancy, as defined above, as of January 1, 2022, or which were acquired during the years ended December 31, 2022 or 2021. Other Stabilized includes stabilized wholly-owned communities in Charlotte, North Carolina and Dallas, Texas, the two new expansion markets the Company entered in 2021, but excludes communities that are conducting or are probable to conduct substantial redevelopment activities within the fiscal year.

•Development/Redevelopment is composed of (i) consolidated communities that are either currently under construction, or were under construction during the fiscal year, which may be partially or fully complete and operating, (ii) consolidated communities where substantial redevelopment is in progress or is probable to begin during the fiscal year and (iii) communities that have been complete for less than one year and have not reached stabilized occupancy, as defined above, as of January 1, 2022.

In addition, the Company owns land for future development and has other corporate assets that are not allocated to an operating segment.

The Company's segment disclosures present the measure(s) used by the chief operating decision maker ("CODM") for assessing each segment's performance. The Company's CODM is comprised of several members of its executive management team who use net operating income (“NOI”) as the primary financial measure for Same Store communities and Other Stabilized communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from investments in unconsolidated entities, depreciation expense, income tax expense (benefit), casualty loss, gain on sale of communities, gain on other real estate transactions, net, net for-sale condominium activity and net operating income from real estate assets sold or held for sale. The CODM evaluates the Company's financial performance on a consolidated residential and commercial basis. The commercial results attributable to the non-apartment components of the Company's mixed-use communities and other nonresidential operations represent 2.0%, 1.7% and 0.9% of total NOI for the years ended December 31, 2022, 2021 and 2020, respectively. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for years ended December 31, 2022, 2021 and 2020 is as follows (dollars in thousands):

	For the year ended December 31,
	2022	2021	2020
Net income	$1,136,438	$1,004,356	$827,706
Property management and other indirect operating expenses, net of corporate income	114,200	98,665	97,443
Expensed transaction, development and other pursuit costs, net of recoveries	16,565	3,231	12,399
Interest expense, net	230,074	220,415	214,151
Loss on extinguishment of debt, net	1,646	17,787	9,333
General and administrative expense	74,064	69,611	60,343
Income from investments in unconsolidated entities	(53,394)	(38,585)	(6,422)
Depreciation expense	814,978	758,596	707,331
Income tax expense (benefit)	14,646	5,733	(3,247)
Casualty loss	—	3,119	—
Gain on sale of communities	(555,558)	(602,235)	(340,444)
Gain on other real estate transactions, net	(5,039)	(2,097)	(440)
Net for-sale condominium activity	(88)	977	(2,551)
Net operating income from real estate assets sold or held for sale	(22,746)	(61,105)	(103,181)
Net operating income	$1,765,786	$1,478,468	$1,472,421

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the year ended December 31,
	2022	2021	2020

Rental income from real estate assets sold or held for sale	$35,374	$99,684	$165,092
Operating expenses from real estate assets sold or held for sale	(12,628)	(38,579)	(61,911)
Net operating income from real estate assets sold or held for sale	$22,746	$61,105	$103,181

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table details the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at December 31, 2022 for the years ended December 31, 2022 and 2021 and at December 31, 2021, for the year ended December 31, 2020. Segment information for the years ended December 31, 2022, 2021 and 2020 has been adjusted to exclude the real estate assets that were sold from January 1, 2020 through December 31, 2022, or otherwise qualify as held for sale as of December 31, 2022, as described in Note 6, “Real Estate Disposition Activities.”

	Total revenue	NOI	Gross real estate (1)
For the period ended December 31, 2022
Same Store
New England	$344,384	$228,316	$2,881,980
Metro NY/NJ	466,512	324,901	4,115,989
Mid-Atlantic	333,400	227,031	3,203,802
Southeast Florida	38,265	25,003	398,823
Denver, CO	26,848	19,652	321,685
Pacific Northwest	145,255	102,838	1,297,627
Northern California	403,611	288,468	3,687,929
Southern California	492,093	345,463	4,320,634
Total Same Store	2,250,368	1,561,672	20,228,469

Other Stabilized	210,341	141,593	2,973,170
Development / Redevelopment	91,030	62,521	2,367,634
Land Held for Development	N/A	N/A	179,204
Non-allocated (3)	6,333	N/A	155,418
Total	$2,558,072	$1,765,786	$25,903,895

For the period ended December 31, 2021
Same Store
New England	$305,627	$196,075	$2,845,834
Metro NY/NJ	415,936	284,819	4,089,024
Mid-Atlantic	310,274	208,505	3,174,279
Southeast Florida	31,703	19,689	395,999
Denver, CO	23,742	16,451	320,435
Pacific Northwest	126,513	85,980	1,288,975
Northern California	371,978	263,101	3,640,220
Southern California	441,765	303,336	4,264,695
Total Same Store (2)	2,027,538	1,377,956	20,019,461

Other Stabilized	121,659	75,422	2,413,391
Development / Redevelopment	42,885	25,090	1,580,653
Land Held for Development	N/A	N/A	147,546
Non-allocated (3)	3,084	N/A	257,536
Total	$2,195,166	$1,478,468	$24,418,587

For the year ended December 31, 2020
Same Store
New England	$294,955	$193,754	$2,678,628
Metro NY/NJ	399,686	277,666	3,895,554
Mid-Atlantic	336,264	233,307	3,479,627
Southeast Florida	29,151	15,730	393,926
Denver, CO	21,293	13,796	319,562
Pacific Northwest	110,976	77,324	1,052,903
Northern California	400,934	298,176	3,438,290
Southern California	433,203	299,196	4,226,724
Total Same Store (2)	2,026,462	1,408,949	19,485,214

Other Stabilized	79,431	52,614	1,081,327
Development / Redevelopment	28,298	10,858	1,917,913
Land Held for Development	N/A	N/A	110,142
Non-allocated (3)	1,978	N/A	367,189
Total	$2,136,169	$1,472,421	$22,961,785
_________________________________
(1)     Does not include gross real estate either sold or classified as held for sale subsequent to December 31, 2021 and 2020 of $482,542 and $955,497, respectively.
(2)     Gross real estate for the Company's Same Store includes capitalized additions of approximately $209,607, $158,991 and $126,548 in 2022, 2021 and 2020, respectively.

(3)     Revenue represents third-party property management, developer fees and miscellaneous income and other ancillary items which are not allocated to a reportable segment. Gross real estate includes the for-sale residential condominiums at The Park Loggia, as discussed in Note 6, "Real Estate Disposition Activities."

9. Stock-Based Compensation Plans

The Company's 2009 Plan includes an authorization to issue shares of the Company's common stock, par value $0.01 per share. At December 31, 2022, the Company had 5,787,169 shares remaining available to issue under the 2009 Plan, exclusive of shares that may be issued to satisfy currently outstanding awards such as stock options or performance awards. The 2009 Plan provides for various types of equity awards to associates, officers, non-employee directors and other key personnel of the Company and its subsidiaries. The types of awards that may be granted under the 2009 Plan include restricted stock, restricted stock units, stock options that qualify as incentive stock options (“ISOs”) under Section 422 of the Code, non-qualified stock options, stock appreciation rights and performance awards, among others. No grants of stock options and other awards will be made after May 15, 2027, and no grants of incentive stock options will be made after February 16, 2027.

The Company's current share-based compensation framework is composed of annual restricted stock awards for which one third of the award vests annually over a three-year period and multi-year long term incentive performance awards (the "Performance Awards"). For annual restricted stock awards, in lieu of time-vesting restricted stock, the recipient may elect to receive up to 100% of the award value, in increments of 25%, in the form of stock options, for which one third of the award vests annually over a three-year period. Under the Company's multi-year long term incentive compensation framework, the Company grants a target number of performance awards, with the ultimate award determined by the total shareholder return of the Company's common stock and/or operating performance metrics, measured in each case over a measurement period of up to three years. Performance units granted in 2018 and later years that are earned at the end of the measurement period are settled in fully vested shares of common stock and an amount of cash equal to the dividends that would have been payable, while the performance award was outstanding, on a number of shares equal to the number of units earned. The Company granted supplemental stock options in February 2021, that have a ten-year term and cliff vest on March 1, 2023. The options were granted at an exercise price that equaled the closing stock price on the grant date with recipients having 12 months to exercise the option if terminated without cause, and will have until the expiration date to exercise the options if they retire after the cliff vesting date.

For Performance Awards, after the first year of the performance period, if an employee's employment terminates on account of death, disability, retirement, or termination without cause, the employee vests in a pro rata portion of the award (based on the employee's service time during the performance period), with the vested portion to be earned and converted into shares and the cash amount for the dividends described above at the end of the performance period based on actual achievement under the performance award. For other terminating events, performance awards are generally forfeited.

Information with respect to stock options granted under the 2009 Plan is as follows:

	2009 Plan options	Weighted average exercise price per option
Options Outstanding, December 31, 2019	14,408	$124.05
Exercised	(1,902)	89.17
Granted	—	—
Forfeited	—	—
Options Outstanding, December 31, 2020	12,506	$129.35
Exercised	(2,759)	124.34
Granted (1)	294,115	180.32
Forfeited	(4,713)	180.32
Options Outstanding, December 31, 2021	299,149	$178.71
Exercised	(8,670)	135.78
Granted (2)	9,793	236.14
Forfeited	(6,459)	180.32
Options Outstanding, December 31, 2022	293,813	$181.85
Options Exercisable:
December 31, 2020	12,506	$129.35
December 31, 2021	9,747	$130.77
December 31, 2022	6,533	$165.51
__________________________________
(1)Includes 4,847 options from recipient elections to receive a portion of earned restricted stock awards in the form of stock options.
(2)All options are from recipient elections to receive a portion of earned restricted stock awards in the form of stock options.

The Company used the Black-Scholes Option Pricing model to determine the grant date fair value of options. The assumptions used are as follows:

2022
Dividend yield	3.0%
Estimated volatility	27.2%
Risk free rate	1.85%
Expected life of options	5 years
Estimated fair value	$44.22

The following summarizes the exercise prices and contractual lives of options outstanding as of December 31, 2022:

2009 Plan Number of Options	Exercise Price	Weighted Average Remaining Contractual Term (in years)
1,932	$130.23	0.1
282,088	$180.32	8.2
9,793	$236.14	9.1
293,813

Options outstanding and exercisable at December 31, 2022 had an intrinsic value of $60,000. Options exercisable had a weighted average contractual life of 0.1 years. The intrinsic value of options exercised under the 2009 Plan during 2022, 2021 and 2020 was $602,000, $186,000 and $251,000, respectively.

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2019	253,432	$176.27
Granted (1)	77,182	238.03
Change in awards based on performance (2)	18,112	177.26
Converted to restricted stock	(96,317)	177.26
Forfeited	(10,488)	188.52
Outstanding at December 31, 2020	241,921	$195.13
Granted (3)	138,033	191.12
Change in awards based on performance (2)	(37,469)	156.00
Converted to shares of common stock	(56,545)	156.00
Forfeited	(1,418)	207.65
Outstanding at December 31, 2021	284,522	$214.73
Granted (4)	72,783	254.75
Change in awards based on performance (2)	(20,356)	200.92
Converted to shares of common stock	(54,053)	217.33
Forfeited	(3,829)	230.36
Outstanding at December 31, 2022	279,067	$225.46
_________________________________
(1)     The shares of common stock earned was based on the total shareholder return metrics for the Company’s common stock for 38,823 performance awards and financial metrics related to operating performance, net asset value and leverage metrics of the Company for 38,359 performance awards.
(2)    Represents the change in the number of performance awards earned based on performance achievement.
(3)    The shares of common stock that may be earned is based on the total shareholder return metrics for the Company’s common stock for 69,064 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 68,969 performance awards.
(4)    The shares of common stock that may be earned is based on the total shareholder return metrics for the Company’s common stock for 39,972 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 32,811 performance awards.

The Company used a Monte Carlo model to assess the compensation cost associated with the portion of the performance awards granted for which achievement will be determined by using total shareholder return measures. The assumptions used are as follows:

	2022	2021	2020
Dividend yield	2.7%	3.5%	2.8%
Estimated volatility over the life of the plan (1)	16.1% - 36.8%	22.0% - 49.0%	11.1% - 15.5%
Risk free rate	0.72% - 1.68%	0.06% - 0.38%	1.45% - 1.62%
Estimated performance award value based on total shareholder return measure	$271.98	$213.16	$254.72
_________________________________
(1)     Estimated volatility over the life of the plan is using 50% historical volatility and 50% implied volatility.

For the portion of the performance awards granted for which achievement will be determined by using financial metrics, the compensation cost was based on an average grant date value of $233.94, $178.38 and $224.64, for the years ended December 31, 2022, 2021 and 2020, respectively, and the Company's estimate of corporate achievement for the financial metrics.
Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2019	148,326	$181.29	163,111
Granted - restricted stock shares	69,228	221.08	96,317
Vested - restricted stock shares	(79,931)	178.41	(111,325)
Forfeited	(5,899)	196.22	(1,784)
Outstanding at December 31, 2020	131,724	$203.28	146,319
Granted - restricted stock shares	99,291	178.84	—
Vested - restricted stock shares	(69,840)	192.32	(71,692)
Forfeited	(4,109)	195.77	—
Outstanding at December 31, 2021	157,066	$192.90	74,627
Granted - restricted stock shares	86,475	231.93	—
Vested - restricted stock shares	(78,212)	197.51	(48,171)
Forfeited	(3,615)	218.19	(86)
Outstanding at December 31, 2022	161,714	$210.97	26,370

Total employee stock-based compensation cost recognized in income was $34,131,000, $25,100,000 and $21,110,000 for the years ended December 31, 2022, 2021 and 2020, respectively, and total capitalized stock-based compensation cost was $10,431,000, $9,472,000 and $9,974,000 for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, there was a total unrecognized compensation cost of $31,571,000 for unvested restricted stock, stock options and performance awards, which is expected to be recognized over a weighted average period of 1.7 years. Forfeitures are included in compensation cost as they occur.

Employee Stock Purchase Plan

In October 1996, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan (as amended, the “ESPP”). Initially, 1,000,000 shares of common stock were reserved for issuance, and as of December 31, 2022, there are 592,075 shares remaining available for issuance under the ESPP. Employees of the Company generally are eligible to participate in the ESPP if, as of the last day of the applicable purchase period, they have been employed by the Company for at least one calendar month. Under the ESPP, eligible employees can acquire shares of the Company's common stock through payroll deductions, subject to maximum purchase limitations, during two purchase periods. The first purchase period begins January 1 and ends June 10, and the second purchase period begins July 1 and ends December 10. The purchase price for common stock under the plan is 85% of the lesser of the fair market value of the Company's common stock on the first or the last day of the applicable purchase period. The offering dates, purchase dates and duration of purchase periods may be changed if the change is announced prior to the beginning of the affected date or purchase period. The Company issued 20,837, 21,362 and 20,161 shares and recognized compensation expense of $564,000, $1,609,000 and $537,000 under the ESPP for the years ended December 31, 2022, 2021 and 2020, respectively. The Company accounts for transactions under the ESPP using the fair value method prescribed by accounting guidance applicable to entities that use employee share purchase plans.

10. Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, construction, development and redevelopment fee revenue. From these entities, the Company earned fees of $6,333,000, $3,084,000 and $3,819,000 in the years ended December 31, 2022, 2021 and 2020, respectively. In addition, the Company had outstanding receivables associated with its property, development and construction management roles of $2,855,000 and $3,964,000 as of December 31, 2022 and 2021, respectively.

Director Compensation

Directors of the Company who are also employees receive no additional compensation for their services as a director. Following each annual meeting of stockholders, non-employee directors receive (i) a number of shares of restricted stock (or deferred stock units) having a value of $175,000 and (ii) a cash payment of $100,000, payable in equal quarterly installments of $25,000. The number of shares of restricted stock (or deferred stock units) is calculated based on the closing price on the day of the award. Non-employee directors may elect to receive all or a portion of cash payments in the form of deferred stock units. Additionally, the Lead Independent Director receives in the aggregate an additional annual fee of $35,000 payable in equal quarterly installments of $8,750, the non-employee director serving as the chairperson of the Audit Committee receives additional cash compensation of $30,000 per year payable in equal quarterly installments of $7,500, the non-employee director serving as the chairperson of the Compensation Committee receives additional cash compensation of $25,000 per year payable in equal quarterly installments of $6,250 and the Nominating and Corporate Governance and Investment and Finance Committee chairpersons receive an additional annual fee of $20,000 payable in equal quarterly installments of $5,000.

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount of $2,228,000, $1,981,000 and $1,819,000 for the years ended December 31, 2022, 2021 and 2020, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $794,000, $696,000 and $614,000 on December 31, 2022, 2021 and 2020, respectively, reported as a component of prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

11. Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

The Company uses Hedging Derivatives to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group, and monitors the credit ratings of counterparties and the exposure of the Company to any single entity. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at December 31, 2022 (dollars in thousands):

Non-designated Hedges
Interest Rate Caps
Notional balance	$402,670
Weighted average interest rate (1)	5.3%
Weighted average swapped/capped interest rate	6.1%
Earliest maturity date	January 2024
Latest maturity date	November 2026
_________________________________
(1)     For debt hedged by interest rate caps, represents the weighted average interest rate on the hedged debt prior to any impact of the associated interest rate caps.

During the year ended December 31, 2022, in connection with the issuance of the Company's $350,000,000 unsecured notes due 2033 in November 2022, the Company terminated $150,000,000 of forward interest swap agreements designated as cash flow hedges of the interest rate variability on the issuance of unsecured notes, receiving a net payment of $26,869,000. The Company has deferred these amounts in accumulated other comprehensive income (loss) on the accompanying Consolidated Balance Sheets, and is recognizing the impact as a component of interest expense, net, over the term of the respective hedged debt.

The Company had five derivatives not designated as hedges at December 31, 2022 for which the fair value changes for the years ended December 31, 2022 and 2021 were not material. During 2022, the Company deferred $23,647,000 of net gains for the $150,000,000 forward interest rate swap agreements discussed above, as a component of accumulated other comprehensive income (loss).

The following table summarizes the deferred losses reclassified from accumulated other comprehensive loss into earnings (dollars in thousands):

	For the year ended December 31,
	2022	2021	2020
Cash flow hedge losses reclassified to earnings	$3,883	$13,151	$8,984

The Company anticipates reclassifying approximately $1,415,000 of net hedging losses from accumulated other comprehensive loss into earnings within the next 12 months as an offset to the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of December 31, 2022 and 2021.

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

Equity Securities

The Company has direct equity investments in property technology and environmentally focused companies. These investments are accounted for using the measurement alternative and are valued at the market price of observable transactions, a Level 2 price under the fair value hierarchy.

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

Other Financial Instruments

Rents and other receivables and prepaid expenses, accounts and construction payable and accrued expenses and other liabilities are carried at their face amounts, which reasonably approximate their fair values. The Company determined that its notes receivables approximate fair value, because interest rates, yields and other terms are consistent with interest rates, yields and other terms currently available for similar instruments and are considered to be a Level 2 price within the fair value hierarchy.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2022
Assets
Investments
Equity Securities	$27,027	$—	$27,027	$—
Notes Receivable, net	28,860	—	28,860	—
Non Designated Hedges
Interest Rate Caps	455	—	455	—
Total Assets	$56,342	$—	$56,342	$—

Liabilities
DownREIT units	$1,211	$1,211	$—	$—
Indebtedness
Fixed rate unsecured notes	6,653,681	6,653,681	—	—
Mortgage notes payable, Commercial Paper Program and variable rate unsecured notes	553,591	—	553,591	—
Total Liabilities	$7,208,483	$6,654,892	$553,591	$—

	December 31, 2021
Assets
Non Designated Hedges
Interest Rate Caps	$225	$—	$225	$—
Interest Rate Swaps - Assets	3,204	—	3,204	—
Total Assets	$3,429	$—	$3,429	$—

Liabilities
DownREIT units	$1,895	$1,895	$—	$—
Indebtedness
Fixed rate unsecured notes	7,624,560	7,624,560	—	—
Mortgage notes payable and variable rate unsecured notes	940,779	—	940,779	—
Total Liabilities	$8,567,234	$7,626,455	$940,779	$—

12. Subsequent Events

The Company has evaluated subsequent events, through the date on which this Form 10-K was filed, the date on which these financial statements were issued, and did not identify any items for disclosure.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(Dollars in thousands)

			2022								2021	2022
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
SAME STORE
NEW ENGLAND
Avalon at Lexington	Lexington, MA	198	$2,124	$12,567	$13,708	$2,124	$26,275	$28,399	$19,813	$8,586	$9,564	$—	1994
eaves Wilmington	Wilmington, MA	204	2,129	17,567	9,371	2,129	26,938	29,067	19,107	9,960	9,720	—	1999
eaves Quincy	Quincy, MA	245	1,743	14,662	15,448	1,743	30,110	31,853	20,526	11,327	11,181	—	1986/1995
eaves Wilmington West	Wilmington, MA	120	3,318	13,465	4,205	3,318	17,670	20,988	11,628	9,360	8,988	—	2002
Avalon at Newton Highlands	Newton, MA	294	10,905	45,547	19,283	10,905	64,830	75,735	39,376	36,359	38,287	—	2003
Avalon at The Pinehills	Plymouth, MA	192	6,876	30,401	7,869	6,876	38,270	45,146	19,314	25,832	26,023	—	2004
eaves Peabody	Peabody, MA	286	4,645	18,919	16,784	4,645	35,703	40,348	20,622	19,726	20,810	—	1962/2004
Avalon at Bedford Center	Bedford, MA	139	4,258	20,551	5,801	4,258	26,352	30,610	15,691	14,919	16,252	—	2006
Avalon at Chestnut Hill	Chestnut Hill, MA	204	14,572	45,911	14,656	14,572	60,567	75,139	31,634	43,505	45,222	—	2007
Avalon at Lexington Hills	Lexington, MA	387	8,691	79,121	16,687	8,691	95,808	104,499	51,042	53,457	56,981	—	2008
Avalon Acton	Acton, MA	380	13,124	48,695	12,018	13,124	60,713	73,837	29,368	44,469	44,717	45,000	2008
Avalon at the Hingham Shipyard	Hingham, MA	235	12,218	41,656	12,965	12,218	54,621	66,839	27,814	39,025	40,759	—	2009
Avalon Northborough	Northborough, MA	382	8,144	52,184	7,708	8,144	59,892	68,036	26,933	41,103	42,842	—	2009
Avalon Exeter (1)	Boston, MA	187	—	110,028	2,050	—	112,078	112,078	33,238	78,840	81,553	—	2014
Avalon Natick	Natick, MA	407	15,645	64,845	3,720	15,645	68,565	84,210	22,527	61,683	63,017	—	2013
Avalon at Assembly Row (2)	Somerville, MA	195	8,599	52,454	6,316	8,599	58,770	67,369	19,228	48,141	47,574	—	2015
AVA Somerville (2)	Somerville, MA	250	10,944	56,460	5,221	10,944	61,681	72,625	18,840	53,785	53,751	—	2015
AVA Back Bay	Boston, MA	271	9,034	36,540	52,612	9,034	89,152	98,186	49,993	48,193	51,041	—	1968/1998
Avalon Prudential Center II	Boston, MA	266	8,776	35,496	65,456	8,776	100,952	109,728	50,846	58,882	62,442	—	1968/1998
Avalon Prudential Center I (2)	Boston, MA	243	8,002	32,370	57,257	8,002	89,627	97,629	44,234	53,395	55,942	—	1968/1998
eaves Burlington	Burlington, MA	203	7,714	32,499	9,516	7,714	42,015	49,729	14,724	35,005	35,866	—	1988/2012
AVA Theater District	Boston, MA	398	17,072	163,633	769	17,072	164,402	181,474	42,329	139,145	144,600	—	2015
Avalon Burlington	Burlington, MA	312	15,600	60,649	18,843	15,600	79,492	95,092	27,563	67,529	69,047	—	1989/2013
Avalon Marlborough	Marlborough, MA	350	15,367	60,397	1,870	15,367	62,267	77,634	16,696	60,938	62,726	—	2015
Avalon North Station	Boston, MA	503	22,796	247,270	785	22,796	248,055	270,851	49,582	221,269	229,955	—	2017
Avalon Framingham	Framingham, MA	180	9,315	34,631	494	9,315	35,125	44,440	9,092	35,348	36,361	—	2015
Avalon Quincy	Quincy, MA	395	14,694	79,655	324	14,694	79,979	94,673	17,566	77,107	79,785	—	2017
Avalon Easton	Easton, MA	290	3,170	60,837	451	3,170	61,288	64,458	12,768	51,690	53,845	—	2017
Avalon at the Hingham Shipyard II	Hingham, MA	190	8,998	55,366	79	8,998	55,445	64,443	9,027	55,416	57,623	—	2019
Avalon Sudbury	Sudbury, MA	250	20,266	66,555	89	20,266	66,644	86,910	11,418	75,492	78,216	—	2019

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(Dollars in thousands)

			2022								2021	2022
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
Avalon Saugus	Saugus, MA	280	$17,809	$72,553	$1,376	$17,809	$73,929	$91,738	$10,248	$81,490	$84,195	$—	2019
Avalon Norwood	Norwood, MA	198	9,475	51,351	962	9,475	52,313	61,788	6,625	55,163	56,972	—	2020
AVA North Point	Cambridge, MA	265	31,263	81,196	2,848	31,263	84,044	115,307	12,713	102,594	105,833	—	2018/2019
Avalon Bear Hill	Waltham, MA	324	27,350	94,168	30,868	27,350	125,036	152,386	46,658	105,728	109,409	—	1999/2013
Avalon Wilton on River Rd	Wilton, CT	102	2,116	14,664	7,649	2,116	22,313	24,429	16,472	7,957	8,746	—	1997
Avalon New Canaan	New Canaan, CT	104	4,834	22,990	6,952	4,834	29,942	34,776	19,200	15,576	16,692	—	2002
Avalon Darien	Darien, CT	189	6,926	34,558	9,624	6,926	44,182	51,108	26,610	24,498	26,151	—	2004
TOTAL NEW ENGLAND		9,618	$388,512	$2,062,411	$442,634	$388,512	$2,505,045	$2,893,557	$921,065	$1,972,492	$2,042,688	$45,000

METRO NY/NJ
New York City, NY
Avalon Riverview (3)	Long Island City, NY	372	$—	$94,061	$14,584	$—	$108,645	$108,645	$75,664	$32,981	$36,280	$—	2002
Avalon Riverview North (2) (3)	Long Island City, NY	602	—	165,932	16,997	—	182,929	182,929	91,705	91,224	97,045	—	2008
AVA Fort Greene	Brooklyn, NY	631	83,038	216,802	10,031	83,038	226,833	309,871	97,515	212,356	220,214	—	2010
AVA DoBro (2)	Brooklyn, NY	500	76,127	206,762	816	76,127	207,578	283,705	49,757	233,948	241,072	—	2017
Avalon Willoughby Square	Brooklyn, NY	326	49,635	134,840	819	49,635	135,659	185,294	30,238	155,056	159,575	—	2017
Avalon Brooklyn Bay	Brooklyn, NY	180	9,690	84,361	404	9,690	84,765	94,455	16,975	77,480	78,920	—	2018
Avalon Midtown West	New York, NY	550	154,730	180,253	50,299	154,730	230,552	385,282	78,965	306,317	312,785	82,700	1998/2013
Avalon Clinton North	New York, NY	339	84,069	105,821	15,771	84,069	121,592	205,661	43,663	161,998	164,531	147,000	2008/2013
Avalon Clinton South	New York, NY	288	71,421	89,851	9,113	71,421	98,964	170,385	36,848	133,537	136,009	121,500	2007/2013
Total New York City, NY		3,788	$528,710	$1,278,683	$118,834	$528,710	$1,397,517	$1,926,227	$521,330	$1,404,897	$1,446,431	$351,200

New York - Suburban
Avalon Commons (2)	Smithtown, NY	312	$4,679	$28,259	$13,299	$4,679	$41,558	$46,237	$29,974	$16,263	$15,260	$—	1997
Avalon Mamaroneck (2)	Mamaroneck, NY	229	6,207	40,657	16,841	6,207	57,498	63,705	37,675	26,030	27,632	—	2000
Avalon Melville	Melville, NY	494	9,228	50,063	23,616	9,228	73,679	82,907	51,555	31,352	34,497	—	1997
Avalon White Plains (2)	White Plains, NY	407	15,391	137,312	2,904	15,391	140,216	155,607	65,496	90,111	94,611	—	2009
Avalon Rockville Centre I	Rockville Centre, NY	349	32,212	78,806	6,946	32,212	85,752	117,964	34,923	83,041	86,730	—	2012
Avalon Garden City	Garden City, NY	204	18,205	49,326	1,580	18,205	50,906	69,111	18,420	50,691	52,000	—	2013
Avalon Huntington Station	Huntington Station, NY	303	21,899	58,437	1,556	21,899	59,993	81,892	17,615	64,277	65,354	—	2014
Avalon Great Neck (2)	Great Neck, NY	191	14,777	65,412	277	14,777	65,689	80,466	14,236	66,230	68,486	—	2017
Avalon Rockville Centre II	Rockville Centre, NY	165	7,534	50,981	11	7,534	50,992	58,526	10,767	47,759	49,801	—	2017
Avalon Somers	Somers, NY	152	5,608	40,591	24	5,608	40,615	46,223	8,330	37,893	39,446	—	2018
Avalon Westbury	Westbury, NY	396	69,620	43,781	16,049	69,620	59,830	129,450	28,891	100,559	102,119	—	2006/2013
Total New York - Suburban		3,202	$205,360	$643,625	$83,103	$205,360	$726,728	$932,088	$317,882	$614,206	$635,936	$—

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(Dollars in thousands)

			2022								2021	2022
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
New Jersey
Avalon Cove	Jersey City, NJ	504	$8,760	$82,422	$32,555	$8,760	$114,977	$123,737	$86,719	$37,018	$40,964	$—	1997
Avalon at Edgewater I	Edgewater, NJ	168	5,982	24,389	10,833	5,982	35,222	41,204	22,656	18,548	18,802	—	2002
Avalon at Florham Park	Florham Park, NJ	270	6,647	34,906	17,531	6,647	52,437	59,084	34,143	24,941	26,719	—	2001
Avalon North Bergen	North Bergen, NJ	164	8,984	30,994	1,365	8,984	32,359	41,343	11,979	29,364	30,250	—	2012
Avalon at Wesmont Station I	Wood-Ridge, NJ	266	14,682	41,610	3,490	14,682	45,100	59,782	16,711	43,071	44,232	—	2012
Avalon Hackensack at Riverside	Hackensack, NJ	226	9,939	44,619	2,177	9,939	46,796	56,735	15,566	41,169	42,403	—	2013
Avalon at Wesmont Station II	Wood-Ridge, NJ	140	6,502	16,863	655	6,502	17,518	24,020	6,010	18,010	18,486	—	2013
Avalon Bloomingdale	Bloomingdale, NJ	174	3,006	27,801	861	3,006	28,662	31,668	9,144	22,524	23,104	—	2014
Avalon Wharton	Wharton, NJ	247	2,273	48,609	1,612	2,273	50,221	52,494	14,115	38,379	40,062	—	2015
Avalon Bloomfield Station (1) (2)	Bloomfield, NJ	224	10,701	36,430	1,042	10,701	37,472	48,173	9,991	38,182	38,648	—	2015
Avalon Roseland	Roseland, NJ	136	11,288	34,868	589	11,288	35,457	46,745	9,517	37,228	38,006	—	2015
Avalon Princeton	Princeton, NJ	280	26,461	68,003	864	26,461	68,867	95,328	15,585	79,743	82,349	—	2017
Avalon Union	Union, NJ	202	11,695	36,315	687	11,695	37,002	48,697	9,146	39,551	40,338	—	2016
Avalon Hoboken (2)	Hoboken, NJ	217	37,237	90,278	7,395	37,237	97,673	134,910	29,353	105,557	108,658	—	2008/2016
Avalon Maplewood (2)	Maplewood, NJ	235	15,179	49,425	2,159	15,179	51,584	66,763	11,097	55,666	55,898	—	2018
Avalon Boonton	Boonton, NJ	350	3,595	89,407	866	3,595	90,273	93,868	12,349	81,519	84,252	—	2019
Avalon Teaneck (2)	Teaneck, NJ	248	12,588	60,257	88	12,588	60,345	72,933	7,740	65,193	67,328	—	2020
Avalon Piscataway	Piscataway, NJ	360	14,329	75,897	524	14,329	76,421	90,750	12,333	78,417	81,032	—	2019
Avalon at Edgewater II	Edgewater, NJ	240	8,605	60,809	26	8,605	60,835	69,440	11,381	58,059	60,633	—	2018
Total New Jersey		4,651	$218,453	$953,902	$85,319	$218,453	$1,039,221	$1,257,674	$345,535	$912,139	$942,164	$—

TOTAL METRO NY/NJ		11,641	$952,523	$2,876,210	$287,256	$952,523	$3,163,466	$4,115,989	$1,184,747	$2,931,242	$3,024,531	$351,200

MID-ATLANTIC
Washington Metro/Baltimore, MD
Avalon at Foxhall	Washington, D.C.	308	$6,848	$27,614	$21,757	$6,848	$49,371	$56,219	$40,677	$15,542	$17,258	$—	1982/1994
Avalon at Gallery Place	Washington, D.C.	203	8,800	39,658	5,500	8,800	45,158	53,958	29,435	24,523	25,166	—	2003
AVA H Street	Washington, D.C.	138	7,425	25,282	374	7,425	25,656	33,081	9,257	23,824	24,488	—	2013
Avalon The Albemarle	Washington, D.C.	234	25,140	52,459	10,411	25,140	62,870	88,010	25,295	62,715	64,905	—	1966/2013
eaves Tunlaw Gardens	Washington, D.C.	166	16,430	22,902	2,892	16,430	25,794	42,224	10,181	32,043	32,683	—	1944/2013
The Statesman	Washington, D.C.	281	38,140	35,352	6,708	38,140	42,060	80,200	17,375	62,825	63,867	—	1961/2013
eaves Glover Park	Washington, D.C.	120	9,580	26,532	2,892	9,580	29,424	39,004	11,844	27,160	28,110	—	1953/2013
AVA Van Ness (2)	Washington, D.C.	269	22,890	58,691	24,387	22,890	83,078	105,968	27,780	78,188	79,841	—	1978/2013
Avalon First and M	Washington, D.C.	469	43,700	153,950	5,314	43,700	159,264	202,964	55,755	147,209	151,706	—	2012/2013
AVA NoMa	Washington, D.C.	438	25,246	114,933	977	25,246	115,910	141,156	26,627	114,529	118,961	—	2018
eaves Washingtonian Center	North Potomac, MD	288	4,047	18,553	6,810	4,047	25,363	29,410	20,343	9,067	9,396	—	1996

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(Dollars in thousands)

			2022								2021	2022
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
eaves Columbia Town Center	Columbia, MD	392	$8,802	$35,536	$14,625	$8,802	$50,161	$58,963	$29,768	$29,195	$30,532	$—	1986/1993
Avalon at Grosvenor Station	Bethesda, MD	497	29,159	52,993	8,558	29,159	61,551	90,710	38,821	51,889	52,971	—	2004
Avalon at Traville	Rockville, MD	520	14,365	55,398	9,046	14,365	64,444	78,809	41,322	37,487	39,119	—	2004
AVA Wheaton	Wheaton, MD	319	6,494	69,027	227	6,494	69,254	75,748	14,527	61,221	63,911	—	2018
Avalon Hunt Valley	Hunt Valley, MD	332	10,872	62,992	39	10,872	63,031	73,903	13,972	59,931	62,309	—	2017
Avalon Laurel	Laurel, MD	344	10,130	61,685	207	10,130	61,892	72,022	14,243	57,779	59,940	—	2017
Avalon Fairway Hills - Meadows	Columbia, MD	192	2,323	9,297	5,386	2,323	14,683	17,006	11,589	5,417	5,685	—	1987/1996
Avalon Fairway Hills - Woods (2)	Columbia, MD	336	3,958	15,839	14,680	3,958	30,519	34,477	20,158	14,319	15,114	—	1987/1996
Avalon Arundel Crossing II	Linthicum Heights, MD	310	12,208	69,888	2,901	12,208	72,789	84,997	15,728	69,269	72,070	—	2018/2018
Kanso Silver Spring	Silver Spring, MD	151	3,471	41,393	1,250	3,471	42,643	46,114	6,462	39,652	41,143	—	2009/2019
Avalon Russett	Laurel, MD	238	10,200	47,524	5,965	10,200	53,489	63,689	20,802	42,887	43,666	32,200	1999/2013
eaves Fair Lakes	Fairfax, VA	420	6,096	24,400	15,035	6,096	39,435	45,531	29,027	16,504	17,084	—	1989/1996
eaves Fairfax City	Fairfax, VA	141	2,152	8,907	5,811	2,152	14,718	16,870	10,592	6,278	6,680	—	1988/1997
Avalon Tysons Corner	Tysons Corner, VA	558	13,851	43,397	16,719	13,851	60,116	73,967	43,585	30,382	31,365	—	1996
Avalon at Arlington Square	Arlington, VA	842	22,041	90,296	35,080	22,041	125,376	147,417	75,700	71,717	74,340	—	2001
eaves Fairfax Towers	Falls Church, VA	415	17,889	74,727	16,575	17,889	91,302	109,191	35,709	73,482	76,565	—	1978/2011
Avalon Mosaic	Fairfax, VA	531	33,490	75,801	516	33,490	76,317	109,807	24,100	85,707	88,179	—	2014
Avalon Potomac Yard	Alexandria, VA	323	24,225	81,982	3,975	24,225	85,957	110,182	25,344	84,838	87,261	—	2014/2016
Avalon Clarendon	Arlington, VA	300	22,573	95,355	9,959	22,573	105,314	127,887	29,789	98,098	102,526	—	2002/2016
Avalon Columbia Pike	Arlington, VA	269	18,830	82,427	4,777	18,830	87,204	106,034	23,252	82,782	86,053	—	2009/2016
Avalon Dunn Loring	Vienna, VA	440	29,377	115,465	8,655	29,377	124,120	153,497	33,255	120,242	124,939	—	2012/2017
eaves Tysons Corner	Vienna, VA	217	16,030	45,420	4,024	16,030	49,444	65,474	20,623	44,851	46,217	—	1980/2013
Avalon Courthouse Place	Arlington, VA	564	56,550	178,032	17,475	56,550	195,507	252,057	71,271	180,786	186,212	—	1999/2013
Avalon Arlington North (2)	Arlington, VA	228	21,600	59,076	6,492	21,600	65,568	87,168	21,703	65,465	65,484	—	2014
Avalon Reston Landing	Reston, VA	400	26,710	83,084	14,387	26,710	97,471	124,181	39,455	84,726	86,367	—	2000/2013
Avalon Falls Church	Falls Church, VA	384	39,544	66,160	203	39,544	66,363	105,907	18,127	87,780	90,052	—	2016
TOTAL MID-ATLANTIC		12,577	$671,186	$2,222,027	$310,589	$671,186	$2,532,616	$3,203,802	$1,003,493	$2,200,309	$2,272,165	$32,200

DENVER, CO
Avalon Denver West	Lakewood, CO	252	$8,047	$67,861	$2,972	$8,047	$70,833	$78,880	$17,028	$61,852	$63,993	$—	2016/2017
Avalon Meadows at Castle Rock	Castle Rock, CO	240	8,527	64,565	1,451	8,527	66,016	74,543	13,302	61,241	63,941	—	2018/2018
Avalon Red Rocks	Littleton, CO	256	4,461	70,103	1,599	4,461	71,702	76,163	14,852	61,311	64,531	—	2018/2018
Avalon Southlands	Aurora, CO	338	5,101	85,184	1,814	5,101	86,998	92,099	16,797	75,302	79,189	—	2018/2019
TOTAL DENVER, CO		1,086	$26,136	$287,713	$7,836	$26,136	$295,549	$321,685	$61,979	$259,706	$271,654	$—

SOUTHEAST FLORIDA
Avalon 850 Boca	Boca Raton, FL	370	$21,430	$114,626	$5,039	$21,430	$119,665	$141,095	$27,326	$113,769	$117,970	$—	2017/2017

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(Dollars in thousands)

			2022								2021	2022
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
Avalon West Palm Beach	West Palm Beach, FL	290	$9,597	$91,411	$4,854	$9,597	$96,265	$105,862	$18,698	$87,164	$89,736	$—	2018/2018
Avalon Bonterra	Hialeah, FL	314	16,655	71,180	3,148	16,655	74,328	90,983	14,219	76,764	79,585	—	2018/2019
Avalon Toscana	Margate, FL	240	9,213	49,936	1,734	9,213	51,670	60,883	8,283	52,600	54,704	—	2016/2019
TOTAL SOUTHEAST FLORIDA		1,214	$56,895	$327,153	$14,775	$56,895	$341,928	$398,823	$68,526	$330,297	$341,995	$—

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek	Redmond, WA	264	$6,786	$27,641	$7,995	$6,786	$35,636	$42,422	$27,864	$14,558	$14,551	$—	1998/1998
Avalon Bellevue	Bellevue, WA	201	6,664	24,119	6,067	6,664	30,186	36,850	20,798	16,052	15,632	—	2001
Avalon RockMeadow	Bothell, WA	206	4,777	19,765	4,303	4,777	24,068	28,845	18,337	10,508	11,136	—	2000/2000
Avalon ParcSquare	Redmond, WA	124	3,789	15,139	4,594	3,789	19,733	23,522	14,549	8,973	9,583	—	2000/2000
AVA Belltown	Seattle, WA	100	5,644	12,733	2,391	5,644	15,124	20,768	10,579	10,189	10,404	—	2001
Avalon Meydenbauer	Bellevue, WA	368	12,697	77,450	6,212	12,697	83,662	96,359	41,596	54,763	57,075	—	2008
Avalon Towers Bellevue (3)	Bellevue, WA	397	—	123,029	4,803	—	127,832	127,832	53,615	74,217	76,311	—	2011
AVA Queen Anne	Seattle, WA	203	12,081	41,618	1,607	12,081	43,225	55,306	16,605	38,701	39,983	—	2012
AVA Ballard	Seattle, WA	265	16,460	46,926	1,983	16,460	48,909	65,369	17,124	48,245	49,303	—	2013
Avalon Alderwood I	Lynnwood, WA	367	12,294	55,627	454	12,294	56,081	68,375	16,507	51,868	53,350	—	2015
AVA Capitol Hill	Seattle, WA	249	20,613	59,986	1,276	20,613	61,262	81,875	16,068	65,807	68,283	—	2016
Avalon Esterra Park	Redmond, WA	482	23,178	112,986	1,391	23,178	114,377	137,555	26,241	111,314	115,545	—	2017
Avalon Alderwood II	Redmond, WA	124	5,072	21,418	15	5,072	21,433	26,505	4,893	21,612	22,369	—	2016
Avalon Newcastle Commons I	Newcastle, WA	378	9,649	111,600	1,066	9,649	112,666	122,315	22,172	100,143	105,073	—	2017
Avalon Belltown Towers	Seattle, WA	274	24,638	121,064	1,339	24,638	122,403	147,041	16,634	130,407	135,337	—	2019
AVA Esterra Park	Redmond, WA	323	16,405	74,569	—	16,405	74,569	90,974	11,226	79,748	82,813	—	2019
Avalon North Creek	Bothell, WA	316	13,498	69,015	—	13,498	69,015	82,513	9,198	73,315	76,043	—	2020
Archstone Redmond Lakeview	Redmond, WA	166	10,250	26,842	6,109	10,250	32,951	43,201	14,280	28,921	29,631	—	1987/2013
TOTAL PACIFIC NORTHWEST		4,807	$204,495	$1,041,527	$51,605	$204,495	$1,093,132	$1,297,627	$358,286	$939,341	$972,422	$—

NORTHERN CALIFORNIA
San Jose, CA
Avalon Campbell	Campbell, CA	348	$11,830	$47,828	$15,379	$11,830	$63,207	$75,037	$46,203	$28,834	$30,593	$—	1995
eaves San Jose	San Jose, CA	442	12,920	53,047	20,367	12,920	73,414	86,334	48,318	38,016	40,169	—	1985/1996
Avalon on the Alameda	San Jose, CA	307	6,119	50,225	14,587	6,119	64,812	70,931	46,548	24,383	26,307	—	1999
Avalon Silicon Valley	Sunnyvale, CA	712	20,713	99,573	37,577	20,713	137,150	157,863	95,676	62,187	66,031	—	1998
Avalon Mountain View	Mountain View, CA	248	9,755	39,393	13,083	9,755	52,476	62,231	39,678	22,553	24,286	—	1986
eaves Creekside	Mountain View, CA	300	6,546	26,263	22,915	6,546	49,178	55,724	34,129	21,595	22,478	—	1962/1997
Avalon at Cahill Park	San Jose, CA	218	4,765	47,600	4,739	4,765	52,339	57,104	35,510	21,594	23,053	—	2002
Avalon Towers on the Peninsula	Mountain View, CA	211	9,560	56,136	15,096	9,560	71,232	80,792	44,274	36,518	38,771	—	2002

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(Dollars in thousands)

			2022								2021	2022
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
Avalon Morrison Park	San Jose, CA	250	$13,837	$64,534	$1,340	$13,837	$65,874	$79,711	$20,483	$59,228	$61,116	$—	2014
Avalon Willow Glen	San Jose, CA	412	46,060	81,957	7,952	46,060	89,909	135,969	37,524	98,445	101,641	—	2002/2013
eaves West Valley	San Jose, CA	873	90,890	132,040	15,865	90,890	147,905	238,795	59,562	179,233	183,523	—	1970/2013
eaves Mountain View at Middlefield	Mountain View, CA	402	64,070	69,018	17,541	64,070	86,559	150,629	36,844	113,785	116,475	—	1969/2013
Total San Jose, CA		4,723	$297,065	$767,614	$186,441	$297,065	$954,055	$1,251,120	$544,749	$706,371	$734,443	$—

Oakland - East Bay, CA
Avalon Fremont (2)	Fremont, CA	308	$10,746	$43,399	$30,326	$10,746	$73,725	$84,471	$43,673	$40,798	$33,802	$—	1992/1994
eaves Dublin	Dublin, CA	204	5,276	19,642	13,088	5,276	32,730	38,006	23,284	14,722	15,563	—	1989/1997
eaves Pleasanton (2)	Pleasanton, CA	456	11,610	46,552	46,070	11,610	92,622	104,232	51,888	52,344	37,696	—	1988/1994
eaves Union City	Union City, CA	208	4,249	16,820	4,859	4,249	21,679	25,928	17,591	8,337	8,726	—	1973/1996
eaves Fremont	Fremont, CA	237	6,581	26,583	12,586	6,581	39,169	45,750	28,989	16,761	16,920	—	1985/1994
Avalon Union City	Union City, CA	439	14,732	104,024	5,892	14,732	109,916	124,648	49,355	75,293	77,029	—	2009
Avalon Walnut Creek (3)	Walnut Creek, CA	422	—	148,846	6,230	—	155,076	155,076	66,021	89,055	93,940	4,327	2010
Avalon Dublin Station	Dublin, CA	253	7,772	72,142	1,225	7,772	73,367	81,139	22,684	58,455	60,905	—	2014
Avalon Dublin Station II	Dublin, CA	252	7,762	76,587	371	7,762	76,958	84,720	18,476	66,244	68,997	—	2016
Avalon Public Market (1)	Emeryville, CA	289	27,394	144,259	261	27,394	144,520	171,914	16,447	155,467	160,339	—	2020
eaves Walnut Creek	Walnut Creek, CA	510	30,320	82,375	18,035	30,320	100,410	130,730	37,901	92,829	96,201	—	1987/2013
Avalon Walnut Ridge I	Walnut Creek, CA	106	9,860	19,850	5,941	9,860	25,791	35,651	9,603	26,048	26,867	—	2000/2013
Avalon Walnut Ridge II	Walnut Creek, CA	360	27,190	57,041	13,967	27,190	71,008	98,198	27,572	70,626	73,389	—	1989/2013
Avalon Berkeley	Berkeley, CA	94	4,500	28,689	108	4,500	28,797	33,297	8,447	24,850	25,777	—	2014
Total Oakland - East Bay, CA		4,138	$167,992	$886,809	$158,959	$167,992	$1,045,768	$1,213,760	$421,931	$791,829	$796,151	$4,327

San Francisco, CA
eaves Daly City	Daly City, CA	195	$4,230	$9,659	$21,527	$4,230	$31,186	$35,416	$23,516	$11,900	$12,630	$—	1972/1997
AVA Nob Hill	San Francisco, CA	185	5,403	21,567	10,935	5,403	32,502	37,905	23,055	14,850	15,386	—	1990/1995
eaves Foster City	Foster City, CA	288	7,852	31,445	14,038	7,852	45,483	53,335	33,693	19,642	20,622	—	1973/1994
eaves Pacifica	Pacifica, CA	220	6,125	24,796	5,082	6,125	29,878	36,003	24,258	11,745	12,531	—	1971/1995
Avalon Sunset Towers	San Francisco, CA	243	3,561	21,321	17,164	3,561	38,485	42,046	26,806	15,240	16,386	—	1961/1996
Avalon at Mission Bay I	San Francisco, CA	250	14,029	78,452	9,800	14,029	88,252	102,281	59,346	42,935	46,148	—	2003
Avalon at Mission Bay III	San Francisco, CA	260	28,687	119,156	1,334	28,687	120,490	149,177	55,040	94,137	97,713	—	2009
Avalon Ocean Avenue	San Francisco, CA	173	5,544	50,906	2,852	5,544	53,758	59,302	19,969	39,333	40,909	—	2012
AVA 55 Ninth	San Francisco, CA	273	20,267	97,321	1,360	20,267	98,681	118,948	30,591	88,357	91,559	—	2014
Avalon Hayes Valley	San Francisco, CA	182	12,595	81,228	737	12,595	81,965	94,560	22,429	72,131	74,387	—	2015
Avalon Dogpatch	San Francisco, CA	326	23,523	180,698	317	23,523	181,015	204,538	34,164	170,374	177,152	—	2018
Avalon San Bruno I	San Bruno, CA	300	40,780	68,684	8,152	40,780	76,836	117,616	30,967	86,649	89,179	60,950	2004/2013
Avalon San Bruno II	San Bruno, CA	185	23,787	44,934	3,513	23,787	48,447	72,234	17,488	54,746	55,746	—	2007/2013

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(Dollars in thousands)

			2022								2021	2022
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
Avalon San Bruno III	San Bruno, CA	187	$33,303	$62,910	$3,475	$33,303	$66,385	$99,688	$24,246	$75,442	$77,528	$51,000	2010/2013
Total San Francisco, CA		3,267	$229,686	$893,077	$100,286	$229,686	$993,363	$1,223,049	$425,568	$797,481	$827,876	$111,950

TOTAL NORTHERN CALIFORNIA		12,128	$694,743	$2,547,500	$445,686	$694,743	$2,993,186	$3,687,929	$1,392,248	$2,295,681	$2,358,470	$116,277

SOUTHERN CALIFORNIA
Los Angeles, CA
AVA Burbank	Burbank, CA	750	$22,483	$28,104	$54,096	$22,483	$82,200	$104,683	$54,963	$49,720	$51,701	$—	1961/1997
Avalon Woodland Hills (2)	Woodland Hills, CA	663	23,828	40,372	80,378	23,828	120,750	144,578	62,899	81,679	64,969	—	1989/1997
eaves Warner Center	Woodland Hills, CA	227	7,045	12,986	13,348	7,045	26,334	33,379	20,782	12,597	12,979	—	1979/1998
Avalon Glendale (3)	Glendale, CA	223	—	42,564	3,281	—	45,845	45,845	30,226	15,619	17,077	—	2003
Avalon Burbank	Burbank, CA	401	14,053	56,827	27,657	14,053	84,484	98,537	52,254	46,283	49,142	—	1988/2002
Avalon Camarillo	Camarillo, CA	249	8,446	40,290	3,605	8,446	43,895	52,341	24,832	27,509	28,837	—	2006
Avalon Wilshire	Los Angeles, CA	123	5,459	41,182	6,582	5,459	47,764	53,223	25,420	27,803	29,444	—	2007
Avalon Encino	Encino, CA	131	12,789	49,073	2,652	12,789	51,725	64,514	24,814	39,700	40,653	—	2008
Avalon Warner Place	Canoga Park, CA	210	7,920	44,845	2,920	7,920	47,765	55,685	23,394	32,291	33,748	—	2008
AVA Little Tokyo	Los Angeles, CA	280	14,734	94,001	2,160	14,734	96,161	110,895	28,170	82,725	85,683	—	2015
eaves Phillips Ranch	Pomona, CA	503	9,796	41,740	8,051	9,796	49,791	59,587	20,423	39,164	39,802	—	1989/2011
eaves San Dimas	San Dimas, CA	102	1,916	7,819	2,294	1,916	10,113	12,029	4,443	7,586	7,690	—	1978/2011
eaves San Dimas Canyon	San Dimas, CA	156	2,953	12,428	1,749	2,953	14,177	17,130	6,058	11,072	11,487	—	1981/2011
AVA Pasadena	Pasadena, CA	84	8,400	11,547	6,256	8,400	17,803	26,203	6,398	19,805	20,378	—	1973/2012
eaves Cerritos	Artesia, CA	151	8,305	21,195	2,377	8,305	23,572	31,877	8,490	23,387	23,799	—	1973/2012
Avalon Playa Vista	Los Angeles, CA	309	30,900	72,008	8,859	30,900	80,867	111,767	31,102	80,665	83,342	—	2006/2012
Avalon San Dimas	San Dimas, CA	156	9,141	30,726	378	9,141	31,104	40,245	9,360	30,885	31,660	—	2014
Avalon Glendora	Glendora, CA	281	18,311	64,303	668	18,311	64,971	83,282	16,999	66,283	68,558	—	2016
Avalon West Hollywood	West Hollywood, CA	294	35,214	119,105	1,741	35,214	120,846	156,060	25,584	130,476	135,100	—	2017
Avalon Mission Oaks	Camarillo, CA	160	9,600	37,602	1,936	9,600	39,538	49,138	13,037	36,101	37,252	—	2014
Avalon Chino Hills	Chino Hills, CA	331	16,617	79,829	783	16,617	80,612	97,229	16,756	80,473	82,794	—	2017
AVA North Hollywood	North Hollywood, CA	156	18,408	52,280	2,199	18,408	54,479	72,887	14,315	58,572	60,557	—	2015/2016
Avalon Cerritos	Cerritos, CA	132	8,869	51,452	926	8,869	52,378	61,247	8,380	52,867	54,816	30,250	2017/2019
Avalon Simi Valley	Simi Valley, CA	500	42,020	73,361	11,761	42,020	85,122	127,142	32,554	94,588	95,639	—	2007/2013
AVA Studio City II	Studio City, CA	101	4,626	22,954	7,970	4,626	30,924	35,550	11,254	24,296	25,419	—	1991/2013
Avalon Studio City	Studio City, CA	276	15,756	78,178	19,325	15,756	97,503	113,259	36,842	76,417	80,076	—	2002/2013
Avalon Calabasas	Calabasas, CA	600	42,720	107,642	25,656	42,720	133,298	176,018	60,303	115,715	121,483	—	1988/2013
Avalon Oak Creek	Agoura Hills, CA	336	43,540	79,974	9,930	43,540	89,904	133,444	40,807	92,637	94,193	—	2004/2013
Avalon Santa Monica on Main	Santa Monica, CA	133	32,000	60,770	15,482	32,000	76,252	108,252	27,218	81,034	83,107	—	2007/2013
eaves Old Town Pasadena	Pasadena, CA	96	9,110	15,371	7,378	9,110	22,749	31,859	8,567	23,292	24,050	—	1972/2013

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(Dollars in thousands)

			2022								2021	2022
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
eaves Thousand Oaks	Thousand Oaks, CA	154	$13,950	$20,211	$6,182	$13,950	$26,393	$40,343	$12,730	$27,613	$28,356	$—	1992/2013
eaves Los Feliz	Los Angeles, CA	263	18,940	43,661	13,970	18,940	57,631	76,571	21,693	54,878	56,777	41,400	1989/2013
AVA Toluca Hills	Los Angeles, CA	1,151	86,450	161,256	91,415	86,450	252,671	339,121	85,645	253,476	262,259	—	1973/2013
eaves Woodland Hills	Woodland Hills, CA	884	68,940	90,549	23,653	68,940	114,202	183,142	48,860	134,282	136,985	111,500	1971/2013
Avalon Thousand Oaks Plaza	Thousand Oaks, CA	148	12,810	22,581	3,470	12,810	26,051	38,861	11,202	27,659	28,320	—	2002/2013
Avalon Pasadena	Pasadena, CA	120	10,240	31,558	6,844	10,240	38,402	48,642	14,083	34,559	35,860	—	2004/2013
AVA Studio City I	Studio City, CA	450	17,658	90,715	37,291	17,658	128,006	145,664	44,462	101,202	105,876	—	1987/2013
Total Los Angeles, CA		11,284	$713,947	$1,951,059	$515,223	$713,947	$2,466,282	$3,180,229	$985,319	$2,194,910	$2,249,868	$183,150

Orange County, CA
AVA Newport	Costa Mesa, CA	145	$1,975	$3,814	$10,302	$1,975	$14,116	$16,091	$9,357	$6,734	$7,000	$—	1956/1996
eaves Mission Viejo	Mission Viejo, CA	166	2,517	9,257	5,365	2,517	14,622	17,139	11,566	5,573	5,715	—	1984/1996
eaves South Coast	Costa Mesa, CA	258	4,709	16,063	14,340	4,709	30,403	35,112	22,063	13,049	13,883	—	1973/1996
eaves Santa Margarita	Rancho Santa Margarita, CA	302	4,607	16,911	13,545	4,607	30,456	35,063	21,406	13,657	14,209	—	1990/1997
eaves Huntington Beach	Huntington Beach, CA	304	4,871	19,745	12,514	4,871	32,259	37,130	26,008	11,122	12,026	—	1971/1997
Avalon Irvine I	Irvine, CA	279	9,911	67,520	5,554	9,911	73,074	82,985	32,419	50,566	51,806	—	2010
Avalon Irvine II	Irvine, CA	179	4,358	40,905	1,324	4,358	42,229	46,587	14,543	32,044	32,748	—	2013
eaves Lake Forest	Lake Forest, CA	225	5,199	21,134	6,724	5,199	27,858	33,057	11,396	21,661	21,175	—	1975/2011
Avalon Baker Ranch	Lake Forest, CA	430	31,689	98,004	811	31,689	98,815	130,504	27,270	103,234	106,390	—	2015
Avalon Irvine III	Irvine, CA	156	11,607	43,973	289	11,607	44,262	55,869	10,904	44,965	46,372	—	2016
eaves Seal Beach	Seal Beach, CA	549	46,790	99,999	38,088	46,790	138,087	184,877	46,975	137,902	142,734	—	1971/2013
Avalon Huntington Beach	Huntington Beach, CA	378	13,055	105,981	979	13,055	106,960	120,015	24,282	95,733	99,415	—	2017
Total Orange County, CA		3,371	$141,288	$543,306	$109,835	$141,288	$653,141	$794,429	$258,189	$536,240	$553,473	$—

San Diego, CA
AVA Pacific Beach	San Diego, CA	564	$9,922	$40,580	$43,807	$9,922	$84,387	$94,309	$55,929	$38,380	$40,478	$—	1969/1997
eaves Mission Ridge	San Diego, CA	200	2,710	10,924	14,213	2,710	25,137	27,847	19,618	8,229	8,771	—	1960/1997
eaves San Marcos	San Marcos, CA	184	3,277	13,385	6,600	3,277	19,985	23,262	7,248	16,014	16,032	—	1988/2011
eaves Rancho Penasquitos	San Diego, CA	250	6,692	27,143	10,468	6,692	37,611	44,303	14,854	29,449	29,601	—	1986/2011
Avalon Vista	Vista, CA	221	12,689	43,328	865	12,689	44,193	56,882	12,433	44,449	46,015	—	2015
eaves La Mesa	La Mesa, CA	168	9,490	28,482	4,325	9,490	32,807	42,297	14,771	27,526	28,691	—	1989/2013
Avalon La Jolla Colony	San Diego, CA	180	16,760	27,694	12,622	16,760	40,316	57,076	16,132	40,944	42,316	—	1987/2013
Total San Diego, CA		1,767	$61,540	$191,536	$92,900	$61,540	$284,436	$345,976	$140,985	$204,991	$211,904	$—

TOTAL SOUTHERN CALIFORNIA		16,422	$916,775	$2,685,901	$717,958	$916,775	$3,403,859	$4,320,634	$1,384,493	$2,936,141	$3,015,245	$183,150

TOTAL SAME STORE		69,493	$3,911,265	$14,050,442	$2,278,339	$3,911,265	$16,328,781	$20,240,046	$6,374,837	$13,865,209	$14,299,170	$727,827

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(Dollars in thousands)

			2022								2021	2022
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
OTHER STABILIZED
AVA Hollywood at La Pietra Place	Hollywood, CA	695	$99,309	$272,636	$1,608	$99,309	$274,244	$373,553	$26,917	$346,636	$355,102	$—	2021
Avalon Walnut Creek II (3)	Walnut Creek, CA	200	—	112,692	285	—	112,977	112,977	9,913	103,064	107,424	—	2020
Avalon Monrovia	Monrovia, CA	154	12,125	56,230	194	12,125	56,424	68,549	3,399	65,150	67,269	—	2021
Avalon Flatirons	Lafayette, CO	207	7,390	86,734	1,423	7,390	88,157	95,547	4,509	91,038	—	—	2020/2022
Avalon Doral	Doral, FL	350	23,392	92,934	—	23,392	92,934	116,326	7,465	108,861	110,622	—	2020
Avalon Fort Lauderdale	Fort Lauderdale, FL	243	20,029	122,092	6,928	20,029	129,020	149,049	8,617	140,432	146,639	—	2020/2021
Avalon Miramar	Miramar, FL	380	17,959	110,866	5,415	17,959	116,281	134,240	10,629	123,611	131,127	—	2018/2021
Avalon Miramar Park Place	Miramar, FL	650	50,919	228,816	14,705	50,919	243,521	294,440	16,679	277,761	—	—	2022/2022
Avalon Acton II	Acton, MA	86	1,720	29,353	—	1,720	29,353	31,073	2,435	28,638	29,737	—	2021
Avalon Marlborough II	Marlborough, MA	123	5,523	36,380	—	5,523	36,380	41,903	3,176	38,727	40,157	—	2020
Avalon Easton II	Easton, MA	44	570	14,051	—	570	14,051	14,621	647	13,974	14,032	—	2021
Kanso Twinbrook	Rockville, MD	238	9,151	56,959	29	9,151	56,988	66,139	4,178	61,961	63,858	—	2021
Avalon Towson	Towson, MD	371	12,906	98,307	—	12,906	98,307	111,213	9,556	101,657	105,108	—	2020
Avalon Arundel Crossing	Linthicum Heights, MD	384	9,933	108,911	2,690	9,933	111,601	121,534	10,841	110,693	115,029	—	2020/2021
Avalon South End	Charlotte, NC	265	13,723	87,712	2,776	13,723	90,488	104,211	6,876	97,335	101,735	—	2020/2021
AVA South End	Charlotte, NC	164	9,367	44,477	687	9,367	45,164	54,531	2,856	51,675	52,667	—	2013/2021
Avalon Hawk (1)	Charlotte, NC	71	2,564	43,837	258	2,564	44,095	46,659	2,010	44,649	46,515	—	2021/2021
Avalon Highland Creek	Charlotte, NC	260	4,586	70,861	1,648	4,586	72,509	77,095	1,423	75,672	—	—	2022/2022
Avalon Princeton Junction	West Windsor, NJ	512	5,585	21,752	34,435	5,585	56,187	61,772	35,920	25,852	22,762	—	1988/1993
Avalon Old Bridge	Old Bridge, NJ	252	6,895	65,090	404	6,895	65,494	72,389	5,237	67,152	69,224	—	2021
Avalon Yonkers	Yonkers, NY	590	28,131	186,513	57	28,131	186,570	214,701	16,263	198,438	206,005	—	2021
Avalon Lakeside	Flower Mound, TX	425	15,073	98,049	5,050	15,073	103,099	118,172	10,210	107,962	112,879	—	2015/2021
Waterford Court	Addison, TX	196	11,174	57,289	1,345	11,174	58,634	69,808	2,628	67,180	—	—	1995/2022
AVA Ballston	Arlington, VA	344	7,291	29,177	27,866	7,291	57,043	64,334	37,278	27,056	25,808	—	1990
Avalon Newcastle Commons II	Newcastle, WA	293	6,981	99,814	146	6,981	99,960	106,941	6,668	100,273	103,269	—	2021
eaves Redmond Campus	Redmond, WA	374	15,665	80,985	32,991	15,665	113,976	129,641	42,785	86,856	91,035	—	1991/2013
The Park Loggia Commercial (6)	New York, NY	N/A	77,393	76,410	8,057	77,393	84,467	161,860	9,567	152,293	148,963	—	2019
TOTAL OTHER STABILIZED		7,871	$475,354	$2,388,927	$148,997	$475,354	$2,537,924	$3,013,278	$298,682	$2,714,596	$2,266,966	$—

REDEVELOPMENT
AVA Ballston Square	Arlington, VA	714	$71,640	$215,937	$49,986	$71,640	$265,923	$337,563	$93,837	$243,726	$246,835	$—	1992/2013
TOTAL REDEVELOPMENT		714	$71,640	$215,937	$49,986	$71,640	$265,923	$337,563	$93,837	$243,726	$246,835	$—

TOTAL CURRENT COMMUNITIES (5)		78,078	$4,458,259	$16,655,306	$2,477,322	$4,458,259	$19,132,628	$23,590,887	$6,767,356	$16,823,531	$16,812,971	$727,827

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(Dollars in thousands)

			2022								2021	2022
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
DEVELOPMENT (4)
Avalon Brea Place	Brea, CA	653	$72,921	$218,116	$37	$72,921	$218,153	$291,074	$8,655	$282,419	$275,832	$—	2022
AVA RiNo	Denver, CO	246	15,152	71,467	—	15,152	71,467	86,619	2,586	84,033	79,421	—	2022
Avalon Woburn	Woburn, MA	350	21,559	97,381	766	21,559	98,147	119,706	4,276	115,430	114,536	—	2022
Avalon 555 President	Baltimore, MD	400	13,168	121,428	5	13,168	121,433	134,601	9,583	125,018	128,827	—	2021
Avalon Foundry Row	Owings Mill, MD	437	11,130	85,522	—	11,130	85,522	96,652	5,041	91,611	90,477	—	2022
Avalon Harbor Isle	Island Park, NY	172	16,472	74,051	—	16,472	74,051	90,523	861	89,662	54,379	—	2022
Avalon West Dublin	Dublin, CA	499	—	—	157,784	—	157,784	157,784	—	157,784	55,994	—	N/A
Avalon Westminster Promenade	Westminster, CO	312	—	—	48,830	—	48,830	48,830	—	48,830	22,949	—	N/A
Avalon Governor's Park	Denver, CO	304	—	—	44,987	—	44,987	44,987	—	44,987	—	—	N/A
Avalon Merrick Park	Miami, FL	254	—	—	85,052	—	85,052	85,052	—	85,052	42,274	—	N/A
Avalon North Andover	North Andover, MA	221	5,233	24,795	29,564	5,233	54,359	59,592	144	59,448	22,363	—	N/A
Avalon Brighton	Boston, MA	180	—	—	76,197	—	76,197	76,197	—	76,197	29,586	—	N/A
Kanso Milford	Milford, MA	162	—	—	15,540	—	15,540	15,540	—	15,540	—	—	N/A
Avalon Annapolis	Annapolis, MD	508	—	—	66,119	—	66,119	66,119	—	66,119	—	—	N/A
Avalon Durham	Durham, NC	336	—	—	33,214	—	33,214	33,214	—	33,214	—	—	N/A
Avalon Montville	Montville, NJ	349	—	—	49,944	—	49,944	49,944	—	49,944	16,790	—	N/A
Avalon Somerville Station (1)	Somerville, NJ	374	9,535	57,837	31,829	9,535	89,666	99,201	731	98,470	52,998	—	N/A
Avalon West Windsor	West Windsor, NJ	535	—	—	30,097	—	30,097	30,097	—	30,097	—	—	N/A
Avalon Princeton Circle	Princeton, NJ	221	—	—	42,622	—	42,622	42,622	—	42,622	16,521	—	N/A
Avalon Harrison	Harrison, NY	143	8,223	44,305	30,234	8,223	74,539	82,762	1,898	80,864	64,175	—	N/A
Avalon Amityville	Amityville, NY	338	—	—	81,899	—	81,899	81,899	—	81,899	45,239	—	N/A
Avalon Bothell Commons	Bothell, WA	467	—	—	126,331	—	126,331	126,331	—	126,331	51,690	—	N/A
Avalon Redmond Campus	Redmond, WA	214	—	—	43,599	—	43,599	43,599	—	43,599	13,364	—	N/A
TOTAL DEVELOPMENT		7,675	$173,393	$794,902	$994,650	$173,393	$1,789,552	$1,962,945	$33,775	$1,929,170	$1,177,415	$—

Land Held for Development		N/A	$179,204	$—	$—	$179,204	$—	$179,204	$—	$179,204	$147,546	$—
Corporate Overhead		N/A	9,319	11,414	117,594	9,319	129,008	138,327	77,425	60,902	60,680	7,650,000
For-sale condominium inventory (5)	New York, NY	N/A	15,918	235,574	(218,960)	15,918	16,614	32,532	—	32,532	146,535	—	2019
2022 Disposed Communities		N/A	—	—	—	—	—	—	—	—	364,437	—
TOTAL		85,753	$4,836,093	$17,697,196	$3,370,606	$4,836,093	$21,067,802	$25,903,895	$6,878,556	$19,025,339	$18,709,584	$8,377,827	(6)
_________________________________
(1)     Some or all of the land or associated parking structure for this community is subject to a finance lease.
(2)     This community was under redevelopment for some or all of 2022, with the redevelopment activities not expected to materially impact community operations, and therefore this community is included in the Same Store portfolio and not classified as a Redevelopment Community.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(Dollars in thousands)

(3)    Some or all of the land for this community is subject to an operating lease.
(4)     Current and Development Communities excludes Unconsolidated Communities and Unconsolidated Development Communities.
(5)    The Park Loggia is comprised of 172 for-sale residential condominiums, of which 163 have been sold as of December 31, 2022, and 66,000 square feet of commercial space. Real estate related to the sold condominiums is included in costs subsequent to acquisition/construction.
(6) Balance outstanding represents total amount due at maturity, and excludes deferred financing costs and debt discount associated with the unsecured and secured notes of $47,695 and $14,087, respectively.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(Dollars in thousands)

Amounts include real estate assets held for sale.

Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:

Building and related improvements —30 years

Furniture, fixtures and equipment—not to exceed seven years

The aggregate cost of total real estate for federal income tax purposes was approximately $24,460,692 at December 31, 2022.

The changes in total real estate assets for the years ended December 31, 2022, 2021 and 2020 are as follows:

	12/31/2022	12/31/2021	12/31/2020
Balance, beginning of period	$24,927,305	$23,962,222	$23,606,872
Acquisitions, construction costs and improvements	1,599,311	1,588,314	860,594
Dispositions, including casualty losses and impairment loss on planned dispositions	(622,721)	(623,231)	(505,244)
Balance, end of period	$25,903,895	$24,927,305	$23,962,222

The changes in accumulated depreciation for the years ended December 31, 2022, 2021 and 2020, are as follows:

	12/31/2022	12/31/2021	12/31/2020
Balance, beginning of period	$6,217,721	$5,728,440	$5,173,883
Depreciation, including discontinued operations	814,978	758,596	707,331
Dispositions, including casualty losses	(154,143)	(269,315)	(152,774)
Balance, end of period	$6,878,556	$6,217,721	$5,728,440