Form 10-Q
period 2023-03-31
AVALONBAY COMMUNITIES INC
filed 2023-05-05
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

141,999,068 shares of common stock, par value $0.01 per share, were outstanding as of April 28, 2023.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,645,240	$4,640,971
Buildings and improvements	18,852,853	18,804,510
Furniture, fixtures and equipment	1,202,848	1,174,135
	24,700,941	24,619,616
Less accumulated depreciation	(7,058,327)	(6,878,556)
Net operating real estate	17,642,614	17,741,060
Construction in progress, including land	1,211,405	1,072,543
Land held for development	177,889	179,204
Real estate assets held for sale, net	11,832	—
Total real estate, net	19,043,740	18,992,807

Cash and cash equivalents	254,466	613,189
Cash in escrow	121,598	121,056
Resident security deposits	36,347	36,815
Unconsolidated investments	219,143	212,084
Deferred development costs	64,348	58,489
Prepaid expenses and other assets	296,995	279,993
Right of use lease assets	138,258	143,331
Total assets	$20,174,895	$20,457,764

LIABILITIES AND EQUITY
Unsecured notes, net	$7,353,721	$7,602,305
Variable rate unsecured credit facility and commercial paper	—	—
Mortgage notes payable, net	713,174	713,740
Dividends payable	233,375	226,022
Payables for construction	84,978	72,802
Accrued expenses and other liabilities	322,851	306,186
Lease liabilities	157,414	162,671
Accrued interest payable	73,295	54,100
Resident security deposits	64,097	63,700
Total liabilities	9,002,905	9,201,526

Commitments and contingencies

Redeemable noncontrolling interests	2,734	2,685

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at March 31, 2023 and December 31, 2022; zero shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at March 31, 2023 and December 31, 2022; 140,002,856 and 139,916,864 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,401	1,400
Additional paid-in capital	10,764,461	10,765,431
Accumulated earnings less dividends	401,879	485,221
Accumulated other comprehensive income (loss)	1,438	1,424
Total stockholders' equity	11,169,179	11,253,476
Noncontrolling interests	77	77
Total equity	11,169,256	11,253,553
Total liabilities and equity	$20,174,895	$20,457,764

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended March 31,
	2023	2022
Revenue:
Rental and other income	$673,642	$613,175
Management, development and other fees	1,066	752
Total revenue	674,708	613,927

Expenses:
Operating expenses, excluding property taxes	164,832	151,312
Property taxes	74,495	70,738
Expensed transaction, development and other pursuit costs, net of recoveries	2,992	987
Interest expense, net	56,821	56,526
Depreciation expense	204,743	201,786
General and administrative expense	20,400	17,421
Casualty loss	5,051	—
Total expenses	529,334	498,770

Income from unconsolidated investments	4,845	317
(Loss) gain on sale of communities	(13)	148,800
Other real estate activity	129	273

Income before income taxes	150,335	264,547
Income tax expense	(3,560)	(2,471)

Net income	146,775	262,076
Net loss (income) attributable to noncontrolling interests	127	(32)

Net income attributable to common stockholders	$146,902	$262,044

Other comprehensive income:
(Loss) gain on cash flow hedges	(340)	10,155
Cash flow hedge losses reclassified to earnings	354	1,013
Comprehensive income	$146,916	$273,212

Earnings per common share - basic:
Net income attributable to common stockholders	$1.05	$1.87

Earnings per common share - diluted:
Net income attributable to common stockholders	$1.05	$1.87

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$146,775	$262,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	204,743	201,786
Amortization of deferred financing costs and debt discount	3,231	2,691
Amortization of stock-based compensation	7,921	6,970
Equity in (income) loss of, and return on, unconsolidated investments and noncontrolling interests, net of eliminations	(1,457)	913
Casualty loss	2,407	—
Abandonment of development pursuits	2,992	8
Cash flow hedge losses reclassified to earnings	354	1,013
Gain on sale of real estate assets	(318)	(149,839)
Decrease in resident security deposits, prepaid expenses and other assets	(1,439)	(1,233)
Increase in accrued expenses, other liabilities and accrued interest payable	30,909	19,295
Net cash provided by operating activities	396,118	343,680

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(229,361)	(232,038)
Acquisition of real estate assets	—	(95,426)
Capital expenditures - existing real estate assets	(31,281)	(29,472)
Capital expenditures - non-real estate assets	(3,201)	(2,472)
Increase in payables for construction	12,176	3,124
Proceeds from sale of real estate and for-sale condominiums, net of selling costs	3,964	267,736
Note receivable lending	(14,034)	—
Note receivable payments	—	1,946
Unconsolidated investments	(5,602)	(3,598)
Net cash used in investing activities	(267,339)	(90,200)

Cash flows from financing activities:
Issuance of common stock, net	135	459
Repurchase of common stock, net	(1,129)	—
Dividends paid	(223,465)	(223,063)
Repayments of mortgage notes payable, including prepayment penalties	(899)	(362)
Repayment of unsecured notes	(250,000)	(100,000)
Payment of deferred financing costs	(662)	(421)
Acquisition of/payments to noncontrolling interest	—	(16)
Payments related to tax withholding for share-based compensation	(10,310)	(16,353)
Distributions to DownREIT partnership unitholders	(12)	(12)
Distributions to joint venture and profit-sharing partners	(98)	(89)
Preferred interest obligation redemption and dividends	(520)	—
Net cash used in financing activities	(486,960)	(339,857)

Net decrease in cash, cash equivalents and cash in escrow	(358,181)	(86,377)

Cash, cash equivalents and cash in escrow, beginning of period	734,245	543,788
Cash, cash equivalents and cash in escrow, end of period	$376,064	$457,411

Cash paid during the period for interest, net of amount capitalized	$33,814	$36,290
See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and cash in escrow reported in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$254,466	$343,457
Cash in escrow	121,598	113,954
Cash, cash equivalents and cash in escrow reported in the Condensed Consolidated Statements of Cash Flows	$376,064	$457,411

Supplemental disclosures of non-cash investing and financing activities:

During the three months ended March 31, 2023:

•As described in Note 4, "Equity," the Company issued 151,053 shares of common stock as part of the Company's stock-based compensation plans, of which 60,016 shares related to the conversion of performance awards to shares of common stock, and the remaining 91,037 shares valued at $16,182,000 were issued in connection with new stock grants; 847 shares valued at $144,000 were issued through the Company's dividend reinvestment plan; 60,693 shares valued at $10,242,000 were withheld to satisfy employees' tax withholding and other liabilities; and 147 restricted shares with an aggregate value of $29,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•Common stock dividends declared but not paid totaled $231,438,000.

•The Company recorded an increase of $286,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•The Company recorded (i) an increase to accrued expenses and other liabilities of $650,000, an increase to prepaid expenses and other assets of $310,000 and a corresponding adjustment of $340,000 to accumulated other comprehensive income; and (ii) reclassified $354,000 of cash flow hedge losses from other comprehensive income (loss) to interest expense, net, to record the impact of the Company's derivative and hedging activity.

During the three months ended March 31, 2022:

•The Company issued 132,135 shares of common stock as part of the Company's stock-based compensation plans, of which 54,053 shares related to the conversion of performance awards to shares of common stock, and the remaining 78,082 shares valued at $18,441,000 were issued in connection with new stock grants; 605 shares valued at $150,000 were issued through the Company's dividend reinvestment plan; 69,721 shares valued at $16,365,000 were withheld to satisfy employees' tax withholding and other liabilities; and 1,181 restricted shares with an aggregate value of $255,000 previously issued in connection with employee compensation were canceled upon forfeiture.

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

AVALONBAY COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Organization, Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

AvalonBay Communities, Inc. (the "Company," which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries) is a Maryland corporation that has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code"). The Company focuses on the development, redevelopment, acquisition, ownership and operation of multifamily communities in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California, as well as in the Company's expansion regions of Raleigh-Durham and Charlotte, North Carolina, Southeast Florida, Dallas and Austin, Texas, and Denver, Colorado.

At March 31, 2023, the Company owned or held a direct or indirect ownership interest in 295 operating apartment communities containing 88,826 apartment homes in 12 states and the District of Columbia, of which 19 communities were under development and one was under redevelopment. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 41 communities that, if developed as expected, will contain an estimated 14,290 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended March 31,
	2023	2022
Basic and diluted shares outstanding
Weighted average common shares - basic	139,766,727	139,559,904
Weighted average DownREIT units outstanding	7,500	7,500
Effect of dilutive securities	249,583	408,678
Weighted average common shares - diluted	140,023,810	139,976,082

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$146,902	$262,044
Net income allocated to unvested restricted shares	(267)	(523)
Net income attributable to common stockholders - basic	$146,635	$261,521

Weighted average common shares - basic	139,766,727	139,559,904

Earnings per common share - basic	$1.05	$1.87

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$146,902	$262,044
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	12	12
Net income attributable to common stockholders - diluted	$146,914	$262,056

Weighted average common shares - diluted	140,023,810	139,976,082

Earnings per common share - diluted	$1.05	$1.87

Certain options to purchase shares of common stock in the amounts of 307,625 and 9,793 were outstanding as of March 31, 2023 and 2022, respectively, but were not included in the computation of diluted earnings per share because such options were anti-dilutive for the period.

Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, "Hedging Derivatives") for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into Hedging Derivatives for trading or other speculative purposes. The Company assesses the effectiveness of qualifying cash flow and fair value hedges, both at inception and on an ongoing basis. The fair values of Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair values of Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities. The Company does not present or disclose the fair value of Hedging Derivatives on a net basis. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of interest expense, net. For the Hedging Derivatives that qualify as effective cash flow hedges, the Company has recorded the cumulative changes in the fair value of Hedging Derivatives in accumulated other comprehensive income (loss). Amounts recorded in accumulated other comprehensive loss will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The effective portion of the change in fair value of the Hedging Derivatives that qualify as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding hedged item. See Note 11, “Fair Value,” for further discussion of derivative financial instruments.

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

Acquisitions of Investments in Real Estate

The Company accounts for real estate acquisitions, by first determining if the real estate investment is the acquisition of an asset or a business combination. Under either model, the Company identifies and determines the fair value of any assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. Typical assets acquired and liabilities assumed include land, building, furniture, fixtures and equipment, debt and identified intangible assets and liabilities, consisting of the value of above or below market leases and in-place leases. The Company utilizes various sources to determine fair value, including its own analysis of recently acquired and existing comparable properties in its portfolio and other market data. Consideration for acquisitions is typically in the form of cash unless otherwise disclosed. For a business combination, the Company records the assets acquired and liabilities assumed based on the fair value of each respective item. For an asset acquisition, the purchase price is allocated based on the relative fair value of the net assets. The Company expenses all applicable acquisition costs for a business combination and capitalizes all applicable acquisition costs for an asset acquisition. The Company expects that acquisitions of individual operating communities will generally be asset acquisitions.

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

Reclassifications

Certain reclassifications have been made to amounts in prior years' notes to financial statements to conform to current year presentations as a result of changes in held for sale classification, disposition activity, segment classification and classification of for-sale condominium inventory and activity.

For-Sale Condominium Inventory

The Company presents for-sale condominium inventory at historical cost and evaluates the condominiums for impairment when potential indicators exist, as further discussed in Note 5, "Investments." For-sale condominium inventory is included as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

Income Taxes

During the three months ended March 31, 2023 and 2022, the Company recognized income tax expense of $3,560,000 and $2,471,000, respectively, primarily related to The Park Loggia.

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

The Company’s leases include both fixed and variable lease payments that are based on an index or rate such as the consumer price index (CPI) or percentage rents based on total sales. Variable lease payments that are not based on an index or rate are not included in the measurement of the lease liability, but will be recognized as variable lease expense in the period in which they are incurred.

For leases that have options to extend the term or terminate the lease early, the Company only factored the impact of such options into the lease term if the option was considered reasonably certain to be exercised. The Company determined the discount rate associated with its ground and office leases on a lease by lease basis using the Company’s actual borrowing rates as well as indicative market pricing for longer term rates and taking into consideration the remaining term of the lease agreements. For leases that are 12 months or less, the Company has elected the practical expedient to not assess these leases under Accounting Standards Codification ("ASC") 842, Leases, and recognize the lease payments on a straight line basis.

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

Revenue and Gain Recognition

Under ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue for the transfer of goods and services to customers for consideration that the Company expects to receive. The majority of the Company’s revenue is derived from residential and commercial rental and other lease income, which are accounted for as discussed above, under "Leases". The Company's revenue streams that are not accounted for under ASC 842, Leases, include (i) management, development and other fees, (ii) non-lease related revenue and (iii) gains or losses on the sale of real estate.

The following table details the Company’s revenue disaggregated by reportable operating segment, further discussed in Note 8, “Segment Reporting,” for the three months ended March 31, 2023 and 2022. Segment information for total revenue excludes real estate assets that were sold from January 1, 2022 through March 31, 2023, or otherwise qualify as held for sale as of March 31, 2023, as described in Note 6, "Real Estate Disposition Activities" (dollars in thousands):

	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the three months ended March 31, 2023
Management, development and other fees and other ancillary items	$—	$—	$—	$1,066	$1,066
Non-lease related revenue (2)	2,604	1,141	36	—	3,781
Total non-lease revenue (3)	2,604	1,141	36	1,066	4,847

Lease income (4)	627,325	30,589	10,464	—	668,378

Total revenue	$629,929	$31,730	$10,500	$1,066	$673,225

For the three months ended March 31, 2022
Management, development and other fees and other ancillary items	$—	$—	$—	$752	$752
Non-lease related revenue (2)	2,258	410	13	—	2,681
Total non-lease revenue (3)	2,258	410	13	752	3,433

Lease income (4)	573,386	14,805	6,039	—	594,230

Total revenue	$575,644	$15,215	$6,052	$752	$597,663
__________________________________
(1)Represents third-party property management, developer fees and miscellaneous income and other ancillary items which are not allocated to a reportable segment.
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

Due to the nature and timing of the Company’s identified revenue streams, there were no material amounts of outstanding or unsatisfied performance obligations as of March 31, 2023.

Uncollectible Lease Revenue Reserves

The Company assesses the collectability of its lease revenue and receivables on an ongoing basis by (i) assessing the probability of receiving all lease amounts due on a lease by lease basis, (ii) reserving all amounts for those leases where collection of substantially all of the remaining lease payments is not probable and (iii) subsequently, will only recognize revenue to the extent cash is received. If the Company determines that collection of the remaining lease payments becomes probable at a future date, the Company will recognize the cumulative revenue that would have been recorded under the original lease agreement.

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

The Company recorded an aggregate offset to income for uncollectible lease revenue, net of amounts received from government rent relief programs, for its residential and commercial portfolios of $16,971,000 and $13,600,000 for the three months ended March 31, 2023 and 2022, respectively, under ASC 842 and ASC 450.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $11,018,000 and $7,100,000 for the three months ended March 31, 2023 and 2022, respectively.

3.  Debt

The Company's debt, which consists of unsecured notes, the variable rate unsecured term loan (the "Term Loan"), mortgage notes payable, the Credit Facility and the Commercial Paper Program, each as defined below, as of March 31, 2023 and December 31, 2022 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of March 31, 2023 and December 31, 2022, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities"). The weighted average interest rates in the following table for secured and unsecured notes include costs of financing such as credit enhancement fees, trustees' fees, the impact of interest rate hedges and mark-to-market adjustments.

	March 31, 2023		December 31, 2022

Fixed rate unsecured notes	$7,250,000	3.3%	$7,500,000	3.3%
Term Loan	150,000	5.9%	150,000	5.4%
Fixed rate mortgage notes payable - conventional and tax-exempt	270,677	3.4%	270,677	3.4%
Variable rate mortgage notes payable - conventional and tax-exempt	456,250	5.6%	457,150	5.3%
Total mortgage notes payable and unsecured notes and Term Loan	8,126,927	3.5%	8,377,827	3.4%
Credit Facility	—	—%	—	—%
Commercial paper	—	—%	—	—%
Total principal outstanding	8,126,927	3.5%	8,377,827	3.4%
Less deferred financing costs and debt discount (1)	(60,032)		(61,782)
Total	$8,066,895		$8,316,045
_____________________________________
(1)Excludes deferred financing costs and debt discount associated with the Credit Facility and the Commercial Paper Program which are included in prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

The borrowing capacity under the Credit Facility is impacted by the Commercial Paper Program and outstanding letters of credit, which as of March 31, 2023 and December 31, 2022, were $1,914,000.

After taking into account its letters of credit, the Company had $2,248,086,000 available under the Credit Facility as of March 31, 2023. In addition, the Company had $50,682,000 and $48,740,000 outstanding in additional letters of credit unrelated to the Credit Facility as of March 31, 2023 and December 31, 2022, respectively.

During the three months ended March 31, 2023, the Company repaid $250,000,000 principal amount of its 2.85% unsecured notes at its maturity.

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

At March 31, 2023, the Company had a $2,250,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in September 2026. The interest rate that would be applicable to borrowings under the Credit Facility is 5.70% at March 31, 2023 and is composed of (i) the Secured Overnight Financing Rate ("SOFR"), applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.825% per annum, which consists of a 0.10% SOFR adjustment plus 0.725% per annum, assuming a one month term SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.65% to SOFR plus 1.40% based upon the rating of the Company's unsecured and unsubordinated long-term indebtedness. There is also an annual facility commitment fee of 0.125% of the borrowing capacity under the facility, which can vary from 0.10% to 0.30% based upon the rating of the Company's unsecured and unsubordinated long-term indebtedness. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases by meeting or missing targets related to environmental sustainability, specifically greenhouse gas emission reductions, with the adjustment determined annually beginning in July 2023.

In the aggregate, secured notes payable mature at various dates from March 2027 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,174,526,000, excluding communities classified as held for sale, as of March 31, 2023).

In addition to the Commercial Paper Program, scheduled payments and maturities of secured notes payable and unsecured notes outstanding at March 31, 2023 were as follows (dollars in thousands):

Year	Secured notes principal payments and maturities	Unsecured notes and Term Loan maturities		Stated interest rate of unsecured notes and Term Loan
2023	$7,400	$350,000		4.200%
2024	9,100	300,000		3.500%
		150,000	(1)	SOFR + 0.95%
2025	9,700	525,000		3.450%
		300,000		3.500%
2026	10,600	475,000		2.950%
		300,000		2.900%
2027	249,000	400,000		3.350%
2028	17,600	450,000		3.200%
		400,000		1.900%
2029	74,750	450,000		3.300%
2030	9,000	700,000		2.300%
2031	9,600	600,000		2.450%
2032	10,300	700,000		2.050%
Thereafter	319,877	350,000		5.000%
		350,000		3.900%
		300,000		4.150%
		300,000		4.350%
	$726,927	$7,400,000
_________________________________

(1)     The borrowing spread to SOFR of 0.95% per annum, consists of a 0.10% SOFR adjustment plus 0.85% per annum.

The Company was in compliance at March 31, 2023 with customary covenants under the Credit Facility and the Commercial Paper Program, the Term Loan and the indentures under which the Company's unsecured notes were issued.

4.  Equity

The following summarizes the changes in equity for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive income (loss)	Total stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2022	$1,400	$10,765,431	$485,221	$1,424	$11,253,476	$77	$11,253,553
Net income attributable to common stockholders	—	—	146,902	—	146,902	—	146,902
Loss on cash flow hedges, net	—	—	—	(340)	(340)	—	(340)
Cash flow hedge losses reclassified to earnings	—	—	—	354	354	—	354
Change in redemption value of redeemable noncontrolling interest	—	—	(286)	—	(286)	—	(286)
Dividends declared to common stockholders ($1.65 per share)	—	—	(230,958)	—	(230,958)	—	(230,958)
Issuance of common stock, net of withholdings	1	(11,554)	1,590	—	(9,963)	—	(9,963)
Repurchase of common stock, including repurchase costs	—	(539)	(590)	—	(1,129)	—	(1,129)
Amortization of deferred compensation	—	11,123	—	—	11,123	—	11,123
Balance at March 31, 2023	$1,401	$10,764,461	$401,879	$1,438	$11,169,179	$77	$11,169,256

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive income (loss)	Total stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2021	$1,398	$10,716,414	$240,821	$(26,106)	$10,932,527	$566	$10,933,093
Net income attributable to common stockholders	—	—	262,044	—	262,044	—	262,044
Gain on cash flow hedges, net	—	—	—	10,155	10,155	—	10,155
Cash flow hedge losses reclassified to earnings	—	—	—	1,013	1,013	—	1,013
Change in redemption value of redeemable noncontrolling interest	—	—	(43)	—	(43)	—	(43)
Noncontrolling interest distribution and income allocation	—	—	—	—	—	(10)	(10)
Dividends declared to common stockholders ($1.59 per share)	—	—	(222,373)	—	(222,373)	—	(222,373)
Issuance of common stock, net of withholdings	1	(14,263)	(1,501)	—	(15,763)	—	(15,763)
Amortization of deferred compensation	—	9,176	—	—	9,176	—	9,176
Balance at March 31, 2022	$1,399	$10,711,327	$278,948	$(14,938)	$10,976,736	$556	$10,977,292

As of March 31, 2023 and December 31, 2022, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the three months ended March 31, 2023, the Company:

i.issued 1,932 shares of common stock in connection with stock options exercised;
ii.issued 847 shares of common stock through the Company's dividend reinvestment plan;
iii.issued 151,053 shares of common stock in connection with restricted stock grants and the conversion of performance awards to shares of common stock;
iv.withheld 60,693 shares of common stock to satisfy employees' tax withholding and other liabilities;
v.canceled 147 shares of restricted common stock upon forfeiture; and
vi.repurchased 7,000 common shares through the 2020 Stock Repurchase Program.

Deferred compensation granted under the Company's Second Amended and Restated 2009 Equity Incentive Plan (the "2009 Plan") for the three months ended March 31, 2023 does not impact the Company's Condensed Consolidated Financial Statements until recognized as compensation cost.

In July 2020, the Company’s Board of Directors approved a stock repurchase program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "2020 Stock Repurchase Program"). Purchases of common stock under the 2020 Stock Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the three months ended March 31, 2023, the Company repurchased 7,000 shares of common stock at an average price of $161.29 per share. As of March 31, 2023, the Company had $315,019,000 remaining authorized for purchase under this program.

In May 2019, the Company commenced a fifth continuous equity program ("CEP V") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and the Company's determinations of the appropriate funding sources. The Company engaged sales agents for CEP V who receive compensation of up to 1.5% of the gross sales price for shares sold. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During the three months ended March 31, 2023, the Company had no sales under this program. As of March 31, 2023, the Company had $705,961,000 remaining authorized for issuance under CEP V.

In addition to CEP V, during April 2022, the Company completed an underwritten public offering of 2,000,000 shares of its common stock for an initial net forward sales price of $247.30 per share, after offering fees and discounts, offered in connection with forward contracts entered into with certain financial institutions acting as forward purchasers (the "Equity Forward") (see Note 12, "Subsequent Events" for a discussion of the settlement of the Equity Forward in April 2023).

5.  Investments

Unconsolidated Investments

As of March 31, 2023, the Company had investments in six unconsolidated real estate entities with ownership interest percentages ranging from 20.0% to 50.0% and other unconsolidated investments including property technology and environmentally focused companies and investment management funds. The Company accounts for its unconsolidated investments under the equity method of accounting or under the measurement alternative with the carrying amount of the investment adjusted to fair value when there is an observable transaction for the same or similar investment of the same issuer indicating a change in fair value. The significant accounting policies of the Company's unconsolidated investments are consistent with those of the Company in all material respects. Certain of these investments are subject to various buy‑sell provisions or other rights which are customary in real estate joint venture agreements. The Company and its partners in these entities may initiate these provisions to either sell the Company's interest or acquire the interest from the Company's partner.

Structured Investment Program

In April 2022, the Company established its Structured Investment Program (the “SIP”), an investment platform through which the Company provides mezzanine loans or preferred equity to third-party multifamily developers in the Company's existing markets. As of March 31, 2023, the Company had commitments to fund three mezzanine loans of up to $92,375,000 in the aggregate. The mezzanine loans have a weighted average rate of return of 9.8% and mature at various dates on or before June 2026. At March 31, 2023, the Company had funded $42,074,000 of these commitments.

The Company evaluates each SIP commitment to determine the classification as a loan or an investment in a real estate development project. As of March 31, 2023, all of the SIP commitments are classified as loans. The Company includes amounts outstanding under the SIP as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets. The Company evaluates the credit risk for each loan on an ongoing basis, estimating the reserve for credit losses using relevant available information from internal and external sources. Market-based historical credit loss data provides the basis for the estimation of expected credit losses, with adjustments, if necessary, for differences in current loan-specific risk characteristics, such as the amount of equity capital provided by a borrower, nature of the real estate being developed or other factors.

For the three existing loans, interest is recognized as earned as interest income, and interest income and any change in the expected credit loss are included as a component of income from unconsolidated investments, on the accompanying Condensed Consolidated Statements of Comprehensive Income.

Expensed Transaction, Development and Other Pursuit Costs

The Company capitalizes costs associated with its development activities when future development is probable ("Development Rights") to the basis of land held, or if the Company has either not yet acquired the land or if the project is subject to a leasehold interest, the costs are capitalized as deferred development costs. Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the Company determines a Development Right is no longer probable, the Company recognizes any necessary expense to write down its basis in the Development Right. The Company expensed costs related to development pursuits not yet considered probable for development and the abandonment of Development Rights, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $2,992,000 and $987,000 for the three months ended March 31, 2023 and 2022, respectively. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Impairment of Long-Lived Assets and Casualty Loss

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset. Based on periodic tests of recoverability of long-lived assets, for the three months ended March 31, 2023 and 2022, the Company did not recognize any material impairment losses. For the three months ended March 31, 2023, the Company recognized a charge of $5,051,000 for the property and casualty damages across certain communities in its Northeast and California regions related to severe weather, reported as casualty loss on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company evaluates its for-sale condominium inventory for potential indicators of impairment, considering whether the fair value of the individual for-sale condominium units exceeds the carrying value of those units. For-sale condominium inventory is stated at the lower of cost or fair value. The Company determines the fair value of its for-sale condominium inventory as the estimated sales price less direct costs to sell. For the three months ended March 31, 2023 and 2022, the Company did not recognize any impairment losses on its for-sale condominium inventory.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. For the three months ended March 31, 2023 and 2022, the Company did not recognize any impairment charges on its investment in land.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company's intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized for any of the Company's unconsolidated investments for the three months ended March 31, 2023 and 2022.

6.  Real Estate Disposition Activities

At March 31, 2023, the Company had one real estate asset that qualified as held for sale.

The Park Loggia

The Park Loggia, located in New York, NY, contains 172 for-sale residential condominiums and 66,000 square feet of commercial space. During the three months ended March 31, 2023 and 2022, the Company sold one and 15 residential condominiums at The Park Loggia for gross proceeds of $3,907,000 and $40,336,000, respectively, resulting in a gain in accordance with GAAP of $28,000 and $1,002,000, respectively. The Company incurred $202,000 and $766,000 for the three months ended March 31, 2023 and 2022, respectively, in marketing, operating and administrative costs. All amounts are included in other real estate activity, on the accompanying Condensed Consolidated Statements of Comprehensive Income. As of March 31, 2023, there were eight residential condominiums remaining to be sold. As of March 31, 2023 and December 31, 2022, the unsold for-sale residential condominiums at The Park Loggia had an aggregate carrying value of $28,913,000 and $32,532,000, respectively, presented in prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

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

As of March 31, 2023 and December 31, 2022, the Company had total operating lease assets of $109,976,000 and $114,977,000, respectively, and lease obligations of $137,359,000 and $142,602,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company incurred costs of $4,005,000 and $3,706,000 for the three months ended March 31, 2023 and 2022, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease and four leases for portions of parking garages adjacent to apartment communities, that are finance leases. As of March 31, 2023 and December 31, 2022, the Company had total finance lease assets of $28,282,000 and $28,354,000, respectively, and total finance lease obligations of $20,055,000 and $20,069,000, respectively, reported as components of right of use lease assets and lease liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

The Company's segment disclosures present the measure(s) used by the chief operating decision maker ("CODM") for assessing each segment's performance. The Company's CODM is comprised of several members of its executive management team who use net operating income ("NOI") as the primary financial measure for Same Store communities and Other Stabilized communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from unconsolidated investments, depreciation expense, income tax expense, casualty loss, loss (gain) on sale of communities, other real estate activity and net operating income from real estate assets sold or held for sale. The CODM evaluates the Company's financial performance on a consolidated residential and commercial basis. The commercial results attributable to the non-apartment components of the Company's mixed-use communities and other nonresidential operations represent 1.9% and 2.0% of total NOI for the three months ended March 31, 2023 and 2022, respectively. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for the three months ended March 31, 2023 and 2022 is as follows (dollars in thousands):

	For the three months ended March 31,
	2023	2022
Net income	$146,775	$262,076
Property management and other indirect operating expenses, net of corporate income	30,784	28,113
Expensed transaction, development and other pursuit costs, net of recoveries	2,992	987
Interest expense, net	56,821	56,526
General and administrative expense	20,400	17,421
Income from unconsolidated investments	(4,845)	(317)
Depreciation expense	204,743	201,786
Income tax expense	3,560	2,471
Casualty loss	5,051	—
Loss (gain) on sale of communities	13	(148,800)
Other real estate activity	(129)	(273)
Net operating income from real estate assets sold or held for sale	(1,126)	(10,277)
Net operating income	$465,039	$409,713

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended March 31,
	2023	2022
Rental income from real estate assets sold or held for sale	$1,483	$16,264
Operating expenses from real estate assets sold or held for sale	(357)	(5,987)
Net operating income from real estate assets sold or held for sale	$1,126	$10,277

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table details the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2023. Segment information for the three months ended March 31, 2023 and 2022 has been adjusted to exclude the real estate assets that were sold from January 1, 2022 through March 31, 2023, or otherwise qualify as held for sale as of March 31, 2023, as described in Note 6, "Real Estate Disposition Activities."

	For the three months ended
	Total revenue	NOI	Gross real estate (1)
For the period ended March 31, 2023
Same Store
New England	$92,435	$61,511	$2,976,832
Metro NY/NJ	132,495	92,052	4,470,962
Mid-Atlantic	92,079	64,739	3,511,646
Southeast Florida	19,310	12,933	799,221
Denver, CO	6,847	4,944	321,744
Pacific Northwest	42,660	30,429	1,536,311
Northern California	105,145	74,788	3,771,728
Southern California	133,099	90,982	4,771,435
Other Expansion Regions	5,859	4,076	326,335
Total Same Store	629,929	436,454	22,486,214

Other Stabilized	31,730	22,348	1,518,856
Development / Redevelopment	10,500	6,237	1,781,207
Land Held for Development	N/A	N/A	177,889
Non-allocated (2)	1,066	N/A	126,069

Total	$673,225	$465,039	$26,090,235

For the period ended March 31, 2022
Same Store
New England	$82,806	$53,448	$2,939,442
Metro NY/NJ	118,641	81,495	4,437,153
Mid-Atlantic	85,300	58,495	3,477,547
Southeast Florida	16,459	10,482	793,309
Denver, CO	6,315	4,727	320,803
Pacific Northwest	38,851	27,476	1,526,324
Northern California	97,105	68,753	3,729,145
Southern California	124,968	86,447	4,717,572
Other Expansion Regions	5,199	3,603	321,265
Total Same Store	575,644	394,926	22,262,560

Other Stabilized	15,215	10,739	1,052,283
Development / Redevelopment	6,052	4,048	943,753
Land Held for Development	N/A	N/A	218,852
Non-allocated (2)	752	N/A	113,478

Total	$597,663	$409,713	$24,590,926
__________________________________
(1)Does not include gross real estate assets held for sale of $35,556 as of March 31, 2023 and gross real estate either sold or classified as held for sale subsequent to March 31, 2022 of $433,495.
(2)Revenue represents third-party property management, developer fees and miscellaneous income and other ancillary items which are not allocated to a reportable segment.

9.  Stock-Based Compensation Plans

As part of its long-term compensation plans, the Company has granted stock options, performance awards and restricted stock under the 2009 Plan. Details of the outstanding awards and activity under the 2009 Plan for the three months ended March 31, 2023 are presented below.

Stock Options:

	Options	Weighted average exercise price per option
Options Outstanding at December 31, 2022	293,813	$181.85
Granted (1)	15,744	177.83
Exercised	(1,932)	130.23
Forfeited	—	—
Options Outstanding at March 31, 2023	307,625	$181.97
Options Exercisable at March 31, 2023	283,735	$180.96
__________________________________
(1)Grants are from recipient elections to receive a portion of earned restricted stock awards in the form of stock options.

Performance Awards:

	Performance awards	Weighted average grant date fair value per award (1)
Outstanding at December 31, 2022	279,067	$225.46
Granted (2)	89,426	193.86
Change in awards based on performance (3)	(31,345)	241.49
Converted to shares of common stock	(60,016)	238.71
Forfeited	(1,936)	213.33
Outstanding at March 31, 2023	275,196	$210.56
__________________________________
(1)Weighted average grant date fair value per award includes the impact of post grant modifications.
(2)The shares of common stock that may be earned is based on the total shareholder return metrics for the Company's common stock for 49,177 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 40,249 performance awards.
(3)Represents the change in the number of performance awards earned based on performance achievement.

The Company used a Monte Carlo model to assess the compensation cost associated with the portion of the performance awards granted for which achievement will be determined by using total shareholder return measures. For the awards granted in 2023, the assumptions used are as follows:

2023
Dividend yield	3.7%
Estimated volatility over the life of the plan (1)	22.9% - 26.1%
Risk free rate	4.35% - 4.61%
Estimated performance award value based on total shareholder return measure	$206.97
__________________________________
(1)Estimated volatility over the life of the plan is using 50% historical volatility and 50% implied volatility.

For the portion of the performance awards granted in 2023 for which achievement will be determined by using financial metrics, the compensation cost was based on an average grant date value of $177.83, and the Company's estimate of corporate achievement for the financial metrics.

Restricted Stock:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2022	161,714	$210.97	26,370
Granted	91,037	177.75	—
Vested	(73,601)	209.34	(26,370)
Forfeited	(147)	195.71	—
Outstanding at March 31, 2023	179,003	$194.76	—

Total employee stock-based compensation cost recognized in income was $8,018,000 and $6,887,000 for the three months ended March 31, 2023 and 2022, respectively, and total capitalized stock-based compensation cost was $3,284,000 and $2,377,000 for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, there was a total unrecognized compensation cost of $55,569,000 for unvested restricted stock, stock options and performance awards, which is expected to be recognized over a weighted average period of 2.3 years. Forfeitures are included in compensation cost as they occur.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, construction, development and redevelopment fee revenue. From these entities, the Company earned fees of $1,066,000 and $752,000 for the three months ended March 31, 2023 and 2022, respectively. In addition, the Company had outstanding receivables associated with its property and construction management roles of $3,141,000 and $2,855,000 as of March 31, 2023 and December 31, 2022, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount of $615,000 and $515,000 for the three months ended March 31, 2023 and 2022, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $354,000 and $794,000 on March 31, 2023 and December 31, 2022, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

11.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

The Company uses Hedging Derivatives to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group, and monitors the credit ratings of counterparties and the exposure of the Company to any single entity. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at March 31, 2023 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps
Notional balance	$402,670	$200,000
Weighted average interest rate (1)	5.6%	N/A
Weighted average capped/swapped interest rate	6.1%	3.1%
Earliest maturity date	January 2024	June 2023
Latest maturity date	November 2026	February 2024
____________________________________
(1)For debt hedged by interest rate caps, represents the weighted average interest rate on the hedged debt prior to any impact of the associated interest rate caps.

During the three months ended March 31, 2023, the Company entered into $200,000,000 of new forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of the Company's anticipated future debt issuance activity. The Company expects to cash settle the swaps and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

The Company had five derivatives not designated as hedges at March 31, 2023 for which the fair value changes for the three months ended March 31, 2023 and 2022 were not material.

Cash flow hedge losses reclassified from accumulated other comprehensive loss into earnings were $354,000 and $1,013,000 for the three months ended March 31, 2023 and 2022, respectively.

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

Indebtedness

The Company values its fixed rate unsecured notes using quoted market prices, a Level 1 price within the fair value hierarchy. The Company values its mortgage notes payable, variable rate unsecured notes, including the Term Loan, and any outstanding amounts under the Credit Facility and Commercial Paper Program using a discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The process also considers credit valuation adjustments to appropriately reflect the Company's nonperformance risk. The Company has concluded that the value of its mortgage notes payable, variable rate unsecured notes, Term Loan and any outstanding amounts under the Credit Facility and Commercial Paper Program are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy.

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	March 31, 2023
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investments
Equity Securities	$27,027	$—	$27,027	$—
Notes Receivable, net	44,593	—	44,593	—
Non Designated Hedges
Interest Rate Caps	227	—	227	—
Interest Rate Swaps - Assets	310	—	310	—
Total Assets	$72,157	$—	$72,157	$—

Liabilities
Interest Rate Swaps - Liabilities	650	—	650	—
DownREIT units	1,261	1,261	—	—
Indebtedness
Fixed rate unsecured notes	6,535,913	6,535,913	—	—
Mortgage notes payable, Commercial Paper Program and variable rate unsecured notes	777,506	—	777,506	—
Total Liabilities	$7,315,330	$6,537,174	$778,156	$—

	December 31, 2022
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investments
Equity Securities	$27,027	$—	$27,027	$—
Notes Receivable, net	28,860	—	28,860	—
Non Designated Hedges
Interest Rate Caps	455	—	455	—
Total Assets	$56,342	—	56,342	—

Liabilities
DownREIT units	$1,211	$1,211	$—	$—
Indebtedness
Fixed rate unsecured notes	6,653,681	6,653,681	—	—
Mortgage notes payable, Commercial Paper Program and variable rate unsecured notes	768,984	—	768,984	—
Total Liabilities	$7,423,876	$6,654,892	$768,984	$—
12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In April 2023, the Company settled the Equity Forward, issuing 2,000,000 shares of common stock, net of offering fees and discounts, for $491,912,000 or $245.96 per share.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help provide an understanding of our business, financial condition and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under "Forward-Looking Statements" included in this report. Actual results or developments could differ materially from those projected in such statements as a result of the factors described under "Forward-Looking Statements" as well as the risk factors described in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022 (the "Form 10-K") and in Part II, Item 1A. "Risk Factors" in this report.

Capitalized terms used without definition have the meanings provided elsewhere in this Form 10-Q.

Executive Overview

Business Description

We develop, redevelop, acquire, own and operate multifamily apartment communities in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California, as well as in our expansion regions of Raleigh-Durham and Charlotte, North Carolina, Southeast Florida, Dallas and Austin, Texas, and Denver, Colorado. We focus on leading metropolitan areas that we believe are characterized by growing employment in high wage sectors of the economy, higher cost of home ownership and a diverse and vibrant quality of life. We believe these market characteristics have offered, and will continue to offer, the opportunity for superior risk-adjusted returns over the long-term on apartment community investments relative to other markets that do not have these characteristics. We seek to create long-term shareholder value by accessing cost effective capital; deploying that capital to develop, redevelop and acquire apartment communities in our markets; leveraging our strong operating organization, our culture, our scale and our competencies in technology and data science, to operate apartment communities; and selling communities when they no longer meet our long-term investment strategy or when pricing is attractive.

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

First Quarter 2023 Operating Highlights

•Net income attributable to common stockholders for the three months ended March 31, 2023 was $146,902,000, a decrease of $115,142,000, or 43.9%, from the prior year period. The decrease is primarily attributable to decreases in real estate sales and related gains, partially offset by an increase in NOI from communities, over the prior year period.

•Same Store NOI attributable to our apartment rental operations, including parking and other ancillary residential revenue ("Residential"), for the three months ended March 31, 2023 was $430,430,000, an increase of $41,569,000, or 10.7%, over the prior year period. The increase over the prior year period was due to an increase in Residential rental revenues of $54,168,000, or 9.5%, partially offset by an increase in Residential property operating expenses of $12,713,000, or 7.1%.

First Quarter 2023 Development Highlights

At March 31, 2023, we owned or held a direct or indirect interest in:

•18 wholly-owned communities under construction, which are expected to contain 5,762 apartment homes with a projected total capitalized cost of $2,360,000,000, and one unconsolidated community under construction, which is expected to contain 475 apartment homes with a projected total capitalized cost of $288,000,000.

•Land or rights to land on which we expect to develop an additional 41 apartment communities that, if developed as expected, will contain 14,290 apartment homes and will be developed for an aggregate projected total capitalized cost of $6,415,000,000.

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

Current Communities are categorized as Same Store, Other Stabilized, Redevelopment, or Unconsolidated according to the following attributes:

•Same Store is composed of consolidated communities where a comparison of operating results from the prior year to the current year is meaningful as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period. For the three month periods ended March 31, 2023 and 2022, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2022, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale as of March 31, 2023 or probable for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•Other Stabilized is composed of completed consolidated communities that we own and that are not Same Store but which have stabilized occupancy, as defined above, as of January 1, 2023, or which were acquired subsequent to January 1, 2022. Other Stabilized excludes communities that are conducting or are probable to conduct substantial redevelopment activities within the current year, as defined below.

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

Development is composed of consolidated communities that are either currently under construction, were under construction and were completed during the current year or where construction has been complete for less than one year and that did not have stabilized occupancy as of January 1, 2023. These communities may be partially or fully complete and operating.

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

As of March 31, 2023, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Same Store:
New England	40	9,871
Metro NY/NJ	42	12,995
Mid-Atlantic	40	13,570
Southeast Florida	7	2,187
Denver, CO	4	1,086
Pacific Northwest	20	5,474
Northern California	40	12,133
Southern California	58	17,277
Other Expansion Regions	4	925
Total Same Store	255	75,518

Other Stabilized:
New England	1	350
Metro NY/NJ	—	—
Mid-Atlantic	3	1,181
Southeast Florida	1	650
Denver, CO	2	453
Pacific Northwest	—	—
Northern California	1	195
Southern California	1	653
Other Expansion Regions	2	456
Total Other Stabilized	11	3,938

Redevelopment	1	714

Unconsolidated	8	2,247

Total Current	275	82,417

Development	19	5,934

Unconsolidated Development	1	475

Total Communities	295	88,826

Development Rights	41	14,290

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in Same Store NOI; NOI derived from acquisitions, development completions and development under construction and in lease-up; loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three months ended March 31, 2023 and 2022 is as follows (unaudited, dollars in thousands).

	For the three months ended March 31,		March 31, 2023 vs. 2022
	2023	2022	$ Change	% Change

Revenue:
Rental and other income	$673,642	$613,175	$60,467	9.9%
Management, development and other fees	1,066	752	314	41.8%
Total revenue	674,708	613,927	60,781	9.9%

Expenses:
Direct property operating expenses, excluding property taxes	132,981	122,461	10,520	8.6%
Property taxes	74,495	70,738	3,757	5.3%
Total community operating expenses	207,476	193,199	14,277	7.4%

Corporate-level property management and other indirect operating expenses	(31,851)	(28,851)	(3,000)	10.4%
Expensed transaction, development and other pursuit costs, net of recoveries	(2,992)	(987)	(2,005)	203.1%
Interest expense, net	(56,821)	(56,526)	(295)	0.5%
Depreciation expense	(204,743)	(201,786)	(2,957)	1.5%
General and administrative expense	(20,400)	(17,421)	(2,979)	17.1%
Casualty loss	(5,051)	—	(5,051)	(100.0)%
Income from unconsolidated investments	4,845	317	4,528	N/A (1)
(Loss) gain on sale of communities	(13)	148,800	(148,813)	N/A (1)
Other real estate activity	129	273	(144)	(52.7)%
Income before income taxes	150,335	264,547	(114,212)	(43.2)%
Income tax expense	(3,560)	(2,471)	(1,089)	44.1%
Net income	146,775	262,076	(115,301)	(44.0)%

Net loss (income) attributable to noncontrolling interests	127	(32)	159	N/A (1)

Net income attributable to common stockholders	$146,902	$262,044	$(115,142)	(43.9)%
_________________________
(1)Percent change is not meaningful.

Net income attributable to common stockholders decreased $115,142,000, or 43.9%, to $146,902,000 for the three months ended March 31, 2023, as compared to the prior year period, primarily due to decreases in real estate sales and related gains, partially offset by an increase in NOI from communities, over the prior year period.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from unconsolidated investments, depreciation expense, income tax expense, casualty loss, loss (gain) on sale of communities, other real estate activity and net operating income from real estate assets sold or held for sale.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Residential NOI represents results attributable to our apartment rental operations, including parking and other ancillary residential revenue. Reconciliations of NOI and Residential NOI for the three months ended March 31, 2023 and 2022 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended March 31,
	2023	2022

Net income	$146,775	$262,076
Property management and other indirect operating expenses, net of corporate income	30,784	28,113
Expensed transaction, development and other pursuit costs, net of recoveries	2,992	987
Interest expense, net	56,821	56,526
General and administrative expense	20,400	17,421
Income from unconsolidated investments	(4,845)	(317)
Depreciation expense	204,743	201,786
Income tax expense	3,560	2,471
Casualty loss	5,051	—
Loss (gain) on sale of communities	13	(148,800)
Other real estate activity	(129)	(273)
Net operating income from real estate assets sold or held for sale	(1,126)	(10,277)
NOI	465,039	409,713

Commercial NOI (1)	(8,753)	(8,224)
Residential NOI	$456,286	$401,489
_________________________
(1)Represents results attributable to the commercial and other non-residential operations at our communities ("Commercial").

The Residential NOI changes for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 consist of changes in the following categories (unaudited, dollars in thousands):

For the three months ended
March 31, 2023

Same Store	$41,569
Other Stabilized	10,894
Development / Redevelopment	2,334
Total	$54,797

The increase in our Same Store Residential NOI for the three months ended March 31, 2023 is due to an increase in Residential rental revenue of $54,168,000, or 9.5%, partially offset by an increase in Residential property operating expenses of $12,713,000, or 7.1%, over the prior year period.

Rental and other income increased $60,467,000, or 9.9%, for the three months ended March 31, 2023, compared to the prior year period, primarily due to the increased rental revenue from our stabilized wholly-owned communities, discussed below.

Consolidated Communities — The weighted average number of occupied apartment homes for consolidated communities increased to 77,482 apartment homes for the three months ended March 31, 2023, compared to 77,081 homes for the prior year period. The weighted average monthly rental revenue per occupied apartment home increased to $2,892 for the three months ended March 31, 2023 compared to $2,648 in the prior year period.

The following table presents the change in Same Store Residential rental revenue, including the attribution of the change between average rental revenue per occupied home and Economic Occupancy (as defined below) for the three months ended March 31, 2023 (unaudited, dollars in thousands).

	For the three months ended March 31,
	Residential rental revenue				Average rental revenue per occupied home			Economic Occupancy (1)
			$ Change	% Change			% Change		% Change
	2023	2022	2023 to 2022	2023 to 2022	2023	2022	2023 to 2022	2023	2022	2023 to 2022
New England	$92,278	$82,737	$9,541	11.5%	$3,226	$2,880	12.0%	96.6%	97.1%	(0.5)%
Metro NY/NJ	130,852	117,161	13,691	11.7%	3,495	3,111	12.3%	96.0%	96.6%	(0.6)%
Mid-Atlantic	91,456	84,596	6,860	8.1%	2,356	2,179	8.1%	95.4%	95.4%	—%
Southeast Florida	18,441	15,722	2,719	17.3%	2,887	2,477	16.6%	97.3%	96.6%	0.7%
Denver, CO	6,846	6,314	532	8.4%	2,211	2,032	8.8%	95.1%	95.5%	(0.4)%
Pacific Northwest	41,456	37,504	3,952	10.5%	2,646	2,383	11.0%	95.4%	95.9%	(0.5)%
Northern California	104,214	95,954	8,260	8.6%	2,969	2,745	8.2%	96.4%	96.0%	0.4%
Southern California	131,236	123,310	7,926	6.4%	2,632	2,471	6.5%	96.2%	96.3%	(0.1)%
Other Expansion Regions	5,670	4,983	687	13.8%	2,143	1,907	12.4%	95.3%	93.9%	1.4%
Total Same Store	$622,449	$568,281	$54,168	9.5%	$2,859	$2,608	9.6%	96.1%	96.2%	(0.1)%
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

The following table details the increase in Same Store Residential rental revenue by component, for the three months ended March 31, 2023, compared to the prior year period (unaudited):

For the three months ended
March 31, 2023
Residential rental revenue
Lease rates	8.0%
Concessions and other discounts	1.2%
Economic Occupancy	(0.1)%
Other rental revenue	0.9%
Uncollectible lease revenue (excluding rent relief)	(2.0)%
Rent relief	1.5%
Total Residential rental revenue	9.5%

The increase for Same Store Residential rental revenue for the three months ended March 31, 2023, compared to the prior year period, was impacted by (i) uncollectible lease revenue, net of amounts received from government rent relief programs and (ii) concessions.

Same Store uncollectible lease revenue increased for the three months ended March 31, 2023 by $2,843,000. The change in uncollectible lease revenue for the three months ended March 31, 2023 was impacted by amounts received from government rent relief programs. Adjusting to remove the impact of rent relief, uncollectible lease revenue as a percentage of Same Store Residential rental revenue decreased to 3.0% in the three months ended March 31, 2023 from 4.7% in the three months ended March 31, 2022. We recognized $3,056,000 and $14,235,000 from government rent relief programs for the three months ended March 31, 2023 and 2022, respectively.

Beginning in 2020 in conjunction with the COVID-19 pandemic (the "Pandemic"), we increased our use of residential concessions relative to concessions granted prior to 2020. Concessions granted for our Same Store portfolio remained slightly elevated relative to periods prior to 2020, with an increase in concessions for our Same Store communities granted in the three months ended March 31, 2023 over the prior year period of $956,000 to $3,591,000. We amortize concessions on a straight-line basis over the life of the respective leases (generally one year), reducing the income recognized over the lease term. For the three months ended March 31, 2023, amortized concessions decreased by $6,462,000 contributing to the increase in revenue as compared to the prior year period. The remaining net unamortized balance of Same Store residential concessions at March 31, 2023 was $6,736,000.

For approximately 15 years, we have used a revenue management system called Lease Rent Options (“LRO”) as part of our process for determining rental rates to offer at our communities, and we have not used any other third party revenue management system during this period. We originally contracted with The Rainmaker Group to license LRO for our use, and the LRO system was subsequently acquired by RealPage, Inc. in 2017. We have been named as a defendant in cases alleging antitrust violations by RealPage, Inc. and owners and/or operators of multifamily housing which utilize systems provided by RealPage, Inc. The complaints allege a conspiracy to artificially inflate rental rates for multifamily residential real estate above competitive levels. We believe that these cases are without merit as it pertains to us and our use of LRO, and we plan to vigorously defend the lawsuits.

Direct property operating expenses, excluding property taxes, increased $10,520,000, or 8.6%, for the three months ended March 31, 2023, compared to the prior year period, primarily due to the addition of newly developed apartment communities as well as increased operating expenses at our Same Store communities as discussed below.

Same Store Residential direct property operating expenses, excluding property taxes, represents substantially all of total Same Store operating expenses for the three months ended March 31, 2023. Same Store Residential direct property operating expenses, excluding property taxes, increased $9,735,000, or 8.5%, for the three months ended March 31, 2023, compared to the prior year period, primarily due to increased utilities, maintenance costs and bad debt associated with resident expense reimbursements.

Property taxes increased $3,757,000, or 5.3%, for the three months ended March 31, 2023, compared to the prior year period, primarily due to the addition of newly developed apartment communities, increased assessments for our stabilized portfolio and the expiration of property tax incentive programs primarily at certain of our properties in New York City, partially offset by decreased property taxes from dispositions.

Same Store Residential property taxes represents substantially all of total Same Store property taxes for the three months ended March 31, 2023. Same Store Residential property taxes increased $2,978,000, or 4.5%, for the three months ended March 31, 2023, compared to the prior year period, due to increased assessments across the portfolio and the expiration of property tax incentive programs primarily at certain of our properties in New York City.

Corporate-level property management and other indirect operating expenses increased $3,000,000, or 10.4%, for the three months ended March 31, 2023, compared to the prior year period, primarily due to increased compensation related costs as well as increased costs related to investments in technology and other initiatives to improve future efficiency in services for residents and prospects.

Expensed transaction, development and other pursuit costs, net of recoveries primarily reflect costs incurred for development pursuits not yet considered probable for development, as well as write downs and abandonment of Development Rights and costs related to abandoned acquisition and disposition pursuits, offset by any recoveries of costs incurred. In periods of increased acquisition pursuit activity, periods of economic downturn or when there is limited access to capital, these costs can be volatile and may vary significantly from year to year. In addition, the timing for potential recoveries will not always align with the timing for expensing an abandoned pursuit. Expensed transaction, development and other pursuit costs, net of recoveries, increased $2,005,000 for the three months ended March 31, 2023, compared to the prior year period.

Depreciation expense increased $2,957,000, or 1.5%, for the three months ended March 31, 2023, compared to the prior year period, primarily due to the addition of newly developed apartment communities, partially offset by dispositions.

General and administrative expense increased $2,979,000, or 17.1%, for the three months ended March 31, 2023, as compared to the prior year period, primarily due to an increase in compensation related expenses, including severance, coupled with a legal recovery that was recognized in the prior year period not present in the current year period.

Casualty loss was $5,051,000 for the three months ended March 31, 2023 due to charges recognized for the damages across certain of our communities in our Northeast and California regions related to severe weather.

Income from unconsolidated investments increased $4,528,000 for the three months ended March 31, 2023, compared to the prior year period, primarily due to unrealized gains on property technology investments recognized in the current year period.

(Loss) gain on sale of communities decreased $148,813,000 for the three months ended March 31, 2023, compared to the prior year period. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area. The gain of $148,800,000 for the three months ended March 31, 2022 was primarily due to the sale of three wholly-owned communities.

Income tax expense for the three months ended March 31, 2023 and 2022 is an expense of $3,560,000 and $2,471,000, respectively, primarily related to The Park Loggia.

Non-GAAP Financial Measures - Reconciliation of FFO and Core FFO

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

FFO can help with the comparison of the operating and financial performance of a real estate company between periods or as compared to different companies because the adjustments such as (i) excluding gains or losses on sales of previously depreciated property or (ii) real estate depreciation may impact comparability as the amount and timing of these or similar items can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates. By further adjusting for items that we do not consider part of our core business operations, Core FFO can help with the comparison of our core operating performance year over year. We believe that, in order to understand our operating results, FFO and Core FFO should be considered in conjunction with net income as presented in the Condensed Consolidated Statements of Comprehensive Income included elsewhere in this report.

We calculate Core FFO as FFO, adjusted for:

•joint venture gains (if not adjusted through FFO), non-core costs and promoted interests from partnerships;
•casualty and impairment losses or gains, net on non-depreciable real estate or other investments;
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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended March 31,
	2023	2022

Net income attributable to common stockholders	$146,902	$262,044
Depreciation - real estate assets, including joint venture adjustments	203,280	200,652
Distributions to noncontrolling interests	12	12
Loss (gain) on sale of previously depreciated real estate	13	(148,800)
Casualty loss on real estate	5,051	—
FFO attributable to common stockholders	355,258	313,908

Adjusting items:
Unconsolidated entity gains, net (1)	(3,056)	(255)
Structured Investment Program loan reserve (2)	(19)	—
Hedge accounting activity	228	(729)
Advocacy contributions	—	150
Executive transition compensation costs	347	402
Severance related costs	1,173	41
Expensed transaction, development and other pursuit costs, net of recoveries	2,451	159
Other real estate activity	(129)	(273)
For-sale condominium imputed carry cost (3)	255	919
Legal settlements	(98)	130
Income tax expense (4)	3,560	2,471
Core FFO attributable to common stockholders	$359,970	$316,923

Weighted average common shares outstanding - diluted	140,023,810	139,976,082

EPS per common share - diluted	$1.05	$1.87
FFO per common share - diluted	$2.54	$2.24
Core FFO per common share - diluted	$2.57	$2.26
_________________________
(1)Amounts consist primarily of net unrealized gains on technology investments.
(2)Amounts are the expected credit losses associated with the lending commitments under our SIP. The timing and amount of actual losses that will be incurred, if any, is to be determined.
(3)Represents the imputed carry cost of for-sale residential condominiums at The Park Loggia. We computed this adjustment by multiplying the total capitalized cost of completed and unsold for-sale residential condominiums by our weighted average unsecured debt rate.
(4)Amounts are primarily for the recognition of taxes associated with The Park Loggia.

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

We had cash, cash equivalents and cash in escrow of $376,064,000 at March 31, 2023, a decrease of $358,181,000 from $734,245,000 at December 31, 2022. The following discussion relates to changes in cash, cash equivalents and cash in escrow due to operating, investing and financing activities.

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands):

	For the three months ended March 31,		March 31, 2023 vs. 2022
	2023	2022
Net cash provided by operating activities	$396,118	$343,680	$52,438
Net cash used in investing activities	$(267,339)	$(90,200)	$(177,139)
Net cash used in financing activities	$(486,960)	$(339,857)	$(147,103)
•Net cash provided by operating activities increased primarily due to increases in rental income.

•Net cash used in investing activities was primarily due to (i) investment of $229,361,000 in the development and redevelopment of communities and (ii) capital expenditures of $34,482,000 for our wholly-owned communities and non-real estate assets.

•Net cash used in financing activities was primarily due to (i) the repayment of the $250,000,000 fixed rate unsecured notes and (ii) payment of cash dividends in the amount of $223,465,000.

Commercial Paper Program

In March 2022, we established the Commercial Paper Program. Under the terms of the Commercial Paper Program, we may issue, from time to time, unsecured commercial paper notes with varying maturities of less than one year. Amounts available under the Commercial Paper Program may be issued, repaid and re-issued from time to time, with the maximum aggregate face or principal amount outstanding at any one time not to exceed $500,000,000. The Commercial Paper Program is backstopped by our commitment to maintain available borrowing capacity under the Credit Facility in an amount equal to actual borrowings under the Commercial Paper Program. As of April 28, 2023, we did not have any amounts outstanding under the Commercial Paper Program.

Variable Rate Unsecured Credit Facility

The $2,250,000,000 Credit Facility matures in September 2026. The interest rate that would be applicable to borrowings under the Credit Facility is 5.64% at April 28, 2023 and is composed of (i) SOFR, applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.825% per annum, which consists of a 0.10% SOFR adjustment plus 0.725% per annum, assuming a one month term SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.65% to SOFR plus 1.40% based upon the rating of our unsecured and unsubordinated long-term indebtedness. There is also an annual facility commitment fee of 0.125% of the borrowing capacity under the facility, which can vary from 0.10% to 0.30% based upon the rating of our unsecured and unsubordinated long-term indebtedness. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases by meeting or missing targets related to environmental sustainability, specifically greenhouse gas emission reductions, with the adjustment determined annually beginning in July 2023.

We did not have any borrowings outstanding under the Credit Facility and, after taking into account the $1,914,000 outstanding in letters of credit, we had $2,248,086,000 available under the Credit Facility as of April 28, 2023. We had $51,132,000 outstanding in additional letters of credit unrelated to the Credit Facility as of April 28, 2023.

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

We were in compliance with these covenants at March 31, 2023.

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

Continuous Equity Offering Program

In May 2019, we commenced CEP V under which we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and our determinations of the appropriate funding sources. We engaged sales agents for CEP V who receive compensation of up to 1.5% of the gross sales price for shares sold. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement and to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During the three months ended March 31, 2023 and through April 28, 2023, we did not have any sales under this program. As of April 28, 2023, we had $705,961,000 remaining authorized for issuance under this program.

Forward Equity Offering

In addition to CEP V, during April 2023, we settled the Equity Forward, issuing 2,000,000 shares of common stock, net of offering fees and discounts, for $491,912,000 or $245.96 per share.

Interest Rate Swap Agreements

During the three months ended March 31, 2023, we entered into $200,000,000 of new forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of our anticipated future debt issuance activity. In April 2023, we entered into an additional $50,000,000 of new forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of our anticipated future debt issuance activity. We expect to cash settle the swaps and either pay or receive cash for the then current fair value. Assuming that we issue the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

Stock Repurchase Program

In July 2020, our Board of Directors approved the 2020 Stock Repurchase Program. Purchases of common stock under the 2020 Stock Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors including price, corporate and regulatory requirements and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the three months ended March 31, 2023, we repurchased 7,000 shares of common stock at an average price of $161.29 per share. In April 2023 through April 28, 2023, we repurchased 4,800 additional shares of common stock at an average price of $162.93 per share. As of April 28, 2023, we had $314,237,000 remaining authorized for purchase under this program.

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

During the three months ended March 31, 2023, we repaid $250,000,000 principal amount of our 2.85% unsecured notes upon maturity.

The following table details our consolidated debt obligations, including the effective interest rate and contractual maturity dates, and principal payments for periodic amortization and maturities for the next five years, excluding our Credit Facility and Commercial Paper Program and amounts outstanding related to communities classified as held for sale, for debt outstanding at March 31, 2023 and December 31, 2022 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest other than as disclosed related to the AVA Arts District construction loan (see "Unconsolidated Investments - Development Communities" for further discussion of the construction loan).

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
				12/31/2022	3/31/2023	2023	2024	2025	2026	2027	Thereafter
Tax-exempt bonds
Variable rate
Avalon Acton	5.01%	Jul-2040	(3)	$45,000	$45,000	$—	$—	$—	$—	$—	$45,000
Avalon Clinton North	5.66%	Nov-2038	(3)	147,000	147,000	—	—	—	—	700	146,300
Avalon Clinton South	5.66%	Nov-2038	(3)	121,500	121,500	—	—	—	—	600	120,900
Avalon Midtown West	5.60%	May-2029	(3)	82,700	82,700	6,100	6,800	7,300	8,100	8,800	45,600
Avalon San Bruno I	5.55%	Dec-2037	(3)	60,950	60,050	1,300	2,300	2,400	2,500	2,800	48,750
				457,150	456,250	7,400	9,100	9,700	10,600	12,900	406,550
Conventional loans
Fixed rate
$250 million unsecured notes	—%	Mar-2023	(4)	250,000	—	—	—	—	—	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	350,000	—	—	—	—	—
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	300,000	—	—	—	—
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	525,000	—	—	—
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	300,000	—	—	—
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	475,000	—	—
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	300,000	—	—
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	—	400,000	—
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	—	450,000
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	—	—	450,000
$700 million unsecured notes	2.69%	Mar-2030		700,000	700,000	—	—	—	—	—	700,000
$600 million unsecured notes	2.65%	Jan-2031		600,000	600,000	—	—	—	—	—	600,000
$700 million unsecured notes	2.16%	Jan-2032		700,000	700,000	—	—	—	—	—	700,000
$400 million unsecured notes	2.03%	Dec-2028		400,000	400,000	—	—	—	—	—	400,000
$350 million unsecured notes	4.38%	Feb-2033		350,000	350,000	—	—	—	—	—	350,000
Avalon Walnut Creek	4.00%	Jul-2066		4,327	4,327	—	—	—	—	—	4,327
eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	—	41,400	—
eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	—	111,500	—
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	—	32,200	—
Avalon San Bruno III	2.38%	Mar-2027		51,000	51,000	—	—	—	—	51,000	—
Avalon Cerritos	3.35%	Aug-2029		30,250	30,250	—	—	—	—	—	30,250
				7,770,677	7,520,677	350,000	300,000	825,000	775,000	636,100	4,634,577

Variable rate
Term Loan - $150 million	5.91%	Feb-2024		150,000	150,000	—	150,000	—	—	—	—

Total indebtedness - excluding Credit Facility and Commercial Paper				$8,377,827	$8,126,927	$357,400	$459,100	$834,700	$785,600	$649,000	$5,041,127
_________________________
(1)Rates are as of March 31, 2023 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark-to-market amortization and other fees.
(2)Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $46,279 and $47,695 as of March 31, 2023 and December 31, 2022, respectively, and deferred financing costs and debt discount associated with secured notes of $13,753 and $14,087 as of March 31, 2023 and December 31, 2022, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.
(3)Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.
(4)During 2023, we repaid this borrowing at its scheduled maturity date.

In addition to consolidated debt, we have scheduled contractual obligations associated with (i) ground leases for land underlying current operating or development communities and commercial and parking facilities and (ii) office leases for our corporate headquarters and regional offices. As of March 31, 2023, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Future Financing and Capital Needs — Portfolio and Capital Markets Activity

We invest in various real estate and real estate related investments, which include (i) the acquisition, development and redevelopment of communities both wholly-owned and through the formation of joint ventures, (ii) other indirect investments in real estate through the SIP, all as discussed further below and (iii) investments in other real estate-related ventures through direct and indirect investments in property technology and environmentally focused companies and investment management funds.

In 2023, in addition to the settlement of the Equity Forward, we expect to continue to meet our liquidity needs from one or more of a variety of internal and external sources, which may include (i) real estate dispositions, (ii) cash balances on hand as well as cash generated from our operating activities, (iii) borrowing capacity under the Credit Facility, (iv) borrowings under the Commercial Paper Program and (v) secured and unsecured debt financings. Additional sources of liquidity in 2023 may include the issuance of common and preferred equity, including the issuance of shares of our common stock under CEP V. Our ability to obtain additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments - Operating Communities

As of March 31, 2023, we had investments in the following unconsolidated real estate entities accounted for under the equity method of accounting, excluding development joint ventures. See Note 5, "Investments," of the Condensed Consolidated Financial Statements included elsewhere in this report. For joint ventures holding operating apartment communities as of March 31, 2023, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of apartment homes	Total capitalized cost	Debt (1)
				Principal Amount		Interest rate	Maturity date
Unconsolidated Real Estate Investments					Type

NYTA MF Investors, LLC
1. Avalon Bowery Place I - New York, NY		206	$214,476	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II - New York, NY		90	91,298	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside - New York, NY (2)		295	211,586	111,750	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea - New York, NY (3)		305	128,938	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line - New York, NY (3)		405	122,213	84,000	Fixed	4.01%	Jan 2029
Total NYTA MF Investors, LLC	20.0%	1,301	768,511	395,189		3.88%

Other Operating Joint Ventures
1. MVP I, LLC - Avalon at Mission Bay II - San Francisco, CA	25.0%	313	129,404	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC - Brandywine - Washington, D.C.	28.7%	305	19,670	19,566	Fixed	3.40%	Jun 2028
3. Avalon Alderwood MF Member, LLC - Avalon Alderwood Place - Lynnwood, WA	50.0%	328	108,727	—	N/A	N/A	N/A
Total Other Joint Ventures		946	257,801	122,566		3.27%

Total Unconsolidated Investments (4)		2,247	$1,026,312	$517,755		3.73%
_____________________________
(1)We have not guaranteed the debt of these unconsolidated investees and bear no responsibility for the repayment unless otherwise disclosed.
(2)Borrowing on this community is comprised of two mortgage loans. The interest rate is the weighted average interest rate as of March 31, 2023.
(3)Borrowing on this dual-branded community is comprised of a single mortgage loan. This dual-branded community is subject to a leasehold interest which is not included in the total capitalized cost.
(4)In addition to leasehold assets, there were net other assets of $54,295 as of March 31, 2023 associated with our unconsolidated real estate investments which are primarily cash and cash equivalents.

Unconsolidated Investments - Development Communities

The following table presents a summary of the Unconsolidated Development Communities.

Unconsolidated Development Community		Company ownership percentage	# of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected occupancy	Estimated completion
1.	AVA Arts District (2)(3) Los Angeles, CA	25.0%	475	$288	Q3 2020	Q3 2023	Q4 2023
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
(3)As of March 31, 2023, we had contributed our full expected equity investment in AVA Arts District of $31,139. The remaining development costs are expected to be funded by the venture's variable rate construction loan. The venture had drawn $99,130 of the $167,147 maximum borrowing capacity of the construction loan as of March 31, 2023. While we guarantee the construction loan on behalf of the venture, any amounts under the guarantee are obligations of the venture partners in proportion to ownership interest.

Development Communities

As of March 31, 2023, we owned or held a direct interest in 18 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 5,762 apartment homes and 56,000 square feet of commercial space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,360,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate.

The following table presents a summary of the Development Communities.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy	Estimated completion	Estimated stabilized operations (2)
1.	Avalon Harrison (3) Harrison, NY	143	$94	Q4 2018	Q3 2021	Q2 2023	Q4 2023
2.	Avalon Somerville Station Somerville, NJ	374	122	Q4 2020	Q2 2022	Q3 2023	Q1 2024
3.	Avalon North Andover North Andover, MA	221	78	Q2 2021	Q4 2022	Q3 2023	Q4 2023
4.	Avalon Brighton Boston, MA	180	89	Q2 2021	Q1 2023	Q2 2023	Q4 2023
5.	Avalon Merrick Park (4) Miami, FL	254	102	Q2 2021	Q2 2023	Q3 2023	Q2 2024
6.	Avalon Amityville Amityville, NY	338	135	Q2 2021	Q2 2023	Q2 2024	Q4 2024
7.	Avalon Bothell Commons I Bothell, WA	467	236	Q2 2021	Q3 2023	Q3 2024	Q2 2025
8.	Avalon Westminster Promenade Westminster, CO	312	110	Q3 2021	Q1 2024	Q2 2024	Q1 2025
9.	Avalon West Dublin Dublin, CA	499	270	Q3 2021	Q4 2023	Q1 2025	Q2 2025
10.	Avalon Princeton Circle Princeton, NJ	221	88	Q4 2021	Q2 2023	Q1 2024	Q3 2024
11.	Avalon Montville Montville, NJ	349	127	Q4 2021	Q4 2023	Q3 2024	Q4 2024
12.	Avalon Redmond Campus (5) Redmond, WA	214	80	Q4 2021	Q4 2023	Q2 2024	Q4 2024
13.	Avalon Governor's Park Denver, CO	304	135	Q1 2022	Q2 2024	Q3 2024	Q2 2025
14.	Avalon West Windsor (3) West Windsor, NJ	535	201	Q2 2022	Q2 2025	Q3 2026	Q1 2027
15.	Avalon Durham (4) Durham, NC	336	125	Q2 2022	Q2 2024	Q3 2024	Q2 2025
16.	Avalon Annapolis Annapolis, MD	508	202	Q3 2022	Q3 2024	Q3 2025	Q2 2026
17.	Kanso Milford Milford, MA	162	65	Q4 2022	Q1 2024	Q3 2024	Q1 2025
18.	Avalon Lake Norman (4) Mooresville, NC	345	101	Q1 2023	Q4 2024	Q4 2025	Q2 2026
	Total	5,762	$2,360
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
(4)Communities being developed through the Developer Funding Program. We use the DFP to accelerate wholly-owned development in our expansion regions, by utilizing third-party multifamily developers to source and construct communities which we own and operate.

(5)Avalon Redmond Campus is a densification of the existing eaves Redmond Campus wholly-owned community, replacing 48 existing older apartment homes that were demolished.

During the three months ended March 31, 2023, we did not complete any developments.

Development Rights

At March 31, 2023, we had $177,889,000 in acquisition and related capitalized costs for direct interests in seven land parcels we own. In addition, we had $64,348,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to (i) 30 Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land, as well as (ii) costs incurred for four Development Rights that we expect to construct as additional phases of our existing stabilized operating communities on land we own. Collectively, the land held for development and associated costs for deferred development rights relate to 41 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 14,290 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. For the three months ended March 31, 2023, we incurred a charge of $2,992,000, for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed.

Structured Investment Program

As of March 31, 2023, we had commitments to fund three mezzanine loans of up to $92,375,000 in the aggregate under the SIP in our existing markets. The mezzanine loans have a weighted average rate of return of 9.8% and mature at various dates on or before June 2026. As of April 28, 2023, we had funded $46,840,000 of these commitments. See Note 5, "Investments," of the Condensed Consolidated Financial Statements included elsewhere in this report.

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

•interest rates;

•general economic conditions, including the potential impacts from current economic conditions, including rising interest rates and general price inflation;

•trends affecting our financial condition or results of operations;

•regulatory changes that may affect us; and

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk as disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4.    CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors that could materially affect our business, financial condition or future results discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 in Part I, Item 1A. "Risk Factors." The risks described in our Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors since December 31, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1 - January 31, 2023	—	$—	—	$316,148
February 1 - February 28, 2023	3,380	$178.02	—	$316,148
March 1 - March 31, 2023	64,313	$167.46	7,000	$315,019
Total	67,693	$167.98	7,000
___________________________________

(1)Consists of shares surrendered to the Company in connection with exercise of stock options as payment of exercise price and activity under the 2020 Stock Repurchase Program, as well as for taxes associated with the vesting of restricted share grants and the conversion of performance awards to shares of common stock.
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

3(ii).2	—
Fourth Amendment to the Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on November 10, 2022. (Incorporated by reference to Exhibit 3.1 to Form 8-K of the Company filed November 10, 2022.)

10.1+	—
AvalonBay Communities, Inc. Second Amended and Restated 2009 Equity Incentive Plan, as restated to reflect the First Amendment, Second Amendment, Third Amendment and Fourth Amendment thereto. (Incorporated by reference to Exhibit 10.1 to Form 10-K of the Company filed February 24, 2023.)

10.2+	—
Form of Agreement for Grant of Performance-Based Restricted Stock Units with attached Award Terms (subject to changes in the following: weightings; target, threshold and maximum levels of achievement; and metrics used.) (Incorporated by reference to Exhibit 10.7 to Form 10-K of the Company filed February 24, 2023.)

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
The following financial materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements. (Filed herewith.)

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

AVALONBAY COMMUNITIES, INC.

Date:	May 5, 2023	/s/ Benjamin W. Schall
Benjamin W. Schall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 5, 2023	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)