Form 10-Q
period 2023-06-30
AVALONBAY COMMUNITIES INC
filed 2023-08-04
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

142,015,558 shares of common stock, par value $0.01 per share, were outstanding as of July 31, 2023.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,647,879	$4,640,971
Buildings and improvements	18,906,003	18,804,510
Furniture, fixtures and equipment	1,221,610	1,174,135
	24,775,492	24,619,616
Less accumulated depreciation	(7,193,053)	(6,878,556)
Net operating real estate	17,582,439	17,741,060
Construction in progress, including land	1,202,977	1,072,543
Land held for development	195,115	179,204
Real estate assets held for sale, net	81,047	—
Total real estate, net	19,061,578	18,992,807

Cash and cash equivalents	769,622	613,189
Cash in escrow	177,376	121,056
Resident security deposits	39,027	36,815
Unconsolidated investments	216,533	212,084
Deferred development costs	71,421	58,489
Prepaid expenses and other assets	334,460	279,993
Right of use lease assets	136,180	143,331
Total assets	$20,806,197	$20,457,764

LIABILITIES AND EQUITY
Unsecured notes, net	$7,355,693	$7,602,305
Variable rate unsecured credit facility and commercial paper	—	—
Mortgage notes payable, net	707,006	713,740
Dividends payable	237,147	226,022
Payables for construction	88,961	72,802
Accrued expenses and other liabilities	319,271	306,186
Lease liabilities	154,957	162,671
Accrued interest payable	61,014	54,100
Resident security deposits	65,070	63,700
Total liabilities	8,989,119	9,201,526

Commitments and contingencies

Redeemable noncontrolling interests	1,513	2,685

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at June 30, 2023 and December 31, 2022; zero shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at June 30, 2023 and December 31, 2022; 142,014,755 and 139,916,864 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,420	1,400
Additional paid-in capital	11,269,159	10,765,431
Accumulated earnings less dividends	534,291	485,221
Accumulated other comprehensive income	10,618	1,424
Total stockholders' equity	11,815,488	11,253,476
Noncontrolling interests	77	77
Total equity	11,815,565	11,253,553
Total liabilities and equity	$20,806,197	$20,457,764

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenue:
Rental and other income	$688,148	$643,655	$1,361,791	$1,256,830
Management, development and other fees	2,712	904	3,778	1,656
Total revenue	690,860	644,559	1,365,569	1,258,486

Expenses:
Operating expenses, excluding property taxes	169,848	156,389	334,680	307,701
Property taxes	74,987	70,865	149,483	141,603
Expensed transaction, development and other pursuit costs, net of recoveries	1,261	2,364	4,253	3,351
Interest expense, net	51,585	58,797	108,406	115,323
Depreciation expense	200,546	199,302	405,289	401,088
General and administrative expense	17,676	21,291	38,076	38,712
Casualty loss	—	—	5,051	—
Total expenses	515,903	509,008	1,045,238	1,007,778

Income from unconsolidated investments	4,970	2,480	9,815	2,797
Gain on sale of communities	187,322	404	187,309	149,204
Other real estate activity	341	(28)	470	245

Income before income taxes	367,590	138,407	517,925	402,954
Income tax benefit (expense)	217	159	(3,343)	(2,312)

Net income	367,807	138,566	514,582	400,642
Net loss attributable to noncontrolling interests	116	125	243	93

Net income attributable to common stockholders	$367,923	$138,691	$514,825	$400,735

Other comprehensive income:
Gain on cash flow hedges	8,826	7,759	8,486	17,914
Cash flow hedge losses reclassified to earnings	354	1,013	708	2,026
Comprehensive income	$377,103	$147,463	$524,019	$420,675

Earnings per common share - basic:
Net income attributable to common stockholders	$2.59	$0.99	$3.65	$2.87

Earnings per common share - diluted:
Net income attributable to common stockholders	$2.59	$0.99	$3.65	$2.86

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$514,582	$400,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	405,289	401,088
Amortization of deferred financing costs and debt discount	6,352	5,337
Amortization of stock-based compensation	15,115	17,681
Equity in loss (income) of, and return on, unconsolidated investments and noncontrolling interests, net of eliminations	622	(1)
Casualty loss	2,407	—
Abandonment of development pursuits	4,253	738
Cash flow hedge losses reclassified to earnings	708	2,026
Gain on sale of real estate assets	(188,078)	(150,753)
Decrease in resident security deposits, prepaid expenses and other assets	(28,456)	(31,336)
Increase (decrease) in accrued expenses, other liabilities and accrued interest payable	9,785	(5,374)
Net cash provided by operating activities	742,579	640,048

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(453,139)	(414,107)
Acquisition of real estate assets	—	(165,117)
Capital expenditures - existing real estate assets	(73,746)	(64,356)
Capital expenditures - non-real estate assets	(8,106)	(5,665)
Increase (decrease) in payables for construction	16,159	(5,024)
Proceeds from sale of real estate and for-sale condominiums, net of selling costs	252,904	305,842
Note receivable lending	(27,108)	(6,055)
Note receivable payments	230	4,021
Distributions from unconsolidated entities	3,859	2,000
Unconsolidated investments	(8,930)	(8,047)
Net cash used in investing activities	(297,877)	(356,508)

Cash flows from financing activities:
Issuance of common stock, net	494,959	2,010
Repurchase of common stock, net	(1,911)	—
Dividends paid	(454,323)	(445,226)
Repayments of mortgage notes payable, including prepayment penalties	(7,401)	(6,427)
Repayment of unsecured notes	(250,000)	(100,000)
Payment of deferred financing costs	(662)	(421)
Redemption of noncontrolling interest and units for cash by minority partners	(1,355)	—
Payments to noncontrolling interest	—	(29)
Payments related to tax withholding for share-based compensation	(10,509)	(16,379)
Distributions to DownREIT partnership unitholders	(25)	(24)
Distributions to joint venture and profit-sharing partners	(202)	(181)
Preferred interest obligation redemption and dividends	(520)	(460)
Net cash used in financing activities	(231,949)	(567,137)

Net increase (decrease) in cash, cash equivalents and cash in escrow	212,753	(283,597)

Cash, cash equivalents and cash in escrow, beginning of period	734,245	543,788
Cash, cash equivalents and cash in escrow, end of period	$946,998	$260,191

Cash paid during the period for interest, net of amount capitalized	$94,241	$106,443
See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and cash in escrow reported in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$769,622	$152,522
Cash in escrow	177,376	107,669
Cash, cash equivalents and cash in escrow reported in the Condensed Consolidated Statements of Cash Flows	$946,998	$260,191

Supplemental disclosures of non-cash investing and financing activities:

During the six months ended June 30, 2023:

•As described in Note 4, "Equity," the Company issued 152,708 shares of common stock as part of the Company's stock-based compensation plans, of which 60,016 shares related to the conversion of performance awards to shares of common stock, and the remaining 92,692 shares valued at $16,472,000 were issued in connection with new stock grants; 1,703 shares valued at $293,000 were issued through the Company's dividend reinvestment plan; 62,215 shares valued at $10,509,000 were withheld to satisfy employees' tax withholding and other liabilities; and 566 restricted shares with an aggregate value of $108,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•Common stock dividends declared but not paid totaled $235,206,000.

•The Company recorded (i) an increase to prepaid expenses and other assets of $8,486,000 and a corresponding adjustment to accumulated other comprehensive income; and (ii) reclassified $708,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company's derivative and hedging activity.

During the six months ended June 30, 2022:

•The Company issued 135,860 shares of common stock as part of the Company's stock-based compensation plans, of which 54,053 shares related to the conversion of performance awards to shares of common stock, and the remaining 81,807 shares valued at $19,236,000 were issued in connection with new stock grants; 1,211 shares valued at $298,000 were issued through the Company's dividend reinvestment plan; 69,834 shares valued at $16,389,000 were withheld to satisfy employees' tax withholding and other liabilities; and 2,878 restricted shares with an aggregate value of $610,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•Common stock dividends declared but not paid totaled $223,215,000.

•The Company recorded a decrease of $125,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•The Company recorded (i) an increase to prepaid expenses and other assets of $17,914,000 and a corresponding adjustment to accumulated other comprehensive income and (ii) reclassified $2,026,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company's derivative and hedging activity.

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

At June 30, 2023, the Company owned or held a direct or indirect ownership interest in 294 operating apartment communities containing 88,659 apartment homes in 12 states and the District of Columbia, of which 18 communities were under development and one was under redevelopment. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 43 communities that, if developed as expected, will contain an estimated 14,993 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Basic and diluted shares outstanding
Weighted average common shares - basic	141,779,951	139,630,291	140,773,339	139,595,098
Weighted average DownREIT units outstanding	6,511	7,500	7,005	7,500
Effect of dilutive securities	337,655	296,687	293,620	352,682
Weighted average common shares - diluted	142,124,117	139,934,478	141,073,964	139,955,280

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$367,923	$138,691	$514,825	$400,735
Net income allocated to unvested restricted shares	(645)	(247)	(919)	(756)
Net income attributable to common stockholders - basic	$367,278	$138,444	$513,906	$399,979

Weighted average common shares - basic	141,779,951	139,630,291	140,773,339	139,595,098

Earnings per common share - basic	$2.59	$0.99	$3.65	$2.87

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$367,923	$138,691	$514,825	$400,735
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	13	12	25	24
Net income attributable to common stockholders - diluted	$367,936	$138,703	$514,850	$400,759

Weighted average common shares - diluted	142,124,117	139,934,478	141,073,964	139,955,280

Earnings per common share - diluted	$2.59	$0.99	$3.65	$2.86

Certain options to purchase shares of common stock in the amounts of 303,784 and 8,222 were outstanding as of June 30, 2023 and 2022, respectively, but were not included in the computation of diluted earnings per share because such options were anti-dilutive for the period.

Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, "Hedging Derivatives") for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into Hedging Derivatives for trading or other speculative purposes. The Company assesses the effectiveness of qualifying cash flow and fair value hedges, both at inception and on an ongoing basis. The fair values of Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair values of Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities. The Company does not present or disclose the fair value of Hedging Derivatives on a net basis. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of interest expense, net. For the Hedging Derivatives that qualify as effective cash flow hedges, the Company has recorded the cumulative changes in the fair value of Hedging Derivatives in accumulated other comprehensive income. Amounts recorded in accumulated other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The effective portion of the change in fair value of the Hedging Derivatives that qualify as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding hedged item. See Note 11, “Fair Value,” for further discussion of derivative financial instruments.

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

Acquisitions of Investments in Real Estate

The Company accounts for real estate acquisitions by first determining if the real estate investment is the acquisition of an asset or a business combination. Under either model, the Company identifies and determines the fair value of any assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. Typical assets acquired and liabilities assumed include land, building, furniture, fixtures and equipment, debt and identified intangible assets and liabilities, consisting of the value of above or below market leases and in-place leases. The Company utilizes various sources to determine fair value, including its own analysis of recently acquired and existing comparable properties in its portfolio and other market data. Consideration for acquisitions is typically in the form of cash unless otherwise disclosed. For a business combination, the Company records the assets acquired and liabilities assumed based on the fair value of each respective item. For an asset acquisition, the purchase price is allocated based on the relative fair value of the net assets. The Company expenses all applicable acquisition costs for a business combination and capitalizes all applicable acquisition costs for an asset acquisition. The Company expects that acquisitions of individual operating communities will generally be asset acquisitions.

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

Reclassifications

Certain reclassifications have been made to amounts in prior years' financial statements and notes to the financial statements to conform to current year presentations as a result of changes in held for sale classification, disposition activity, segment classification and classification of for-sale condominium inventory and activity.

Income Taxes

During the six months ended June 30, 2023 and 2022, the Company recognized income tax expense of $3,343,000 and $2,312,000, respectively, primarily related to The Park Loggia.

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

For leases that have options to extend the term or terminate the lease early, the Company only factored the impact of such options into the lease term if the option was considered reasonably certain to be exercised. The Company determined the discount rate associated with its ground and office leases on a lease-by-lease basis using the Company’s actual borrowing rates as well as indicative market pricing for longer term rates and taking into consideration the remaining term of the lease agreements. For leases that are 12 months or less, the Company has elected the practical expedient to not assess these leases under Accounting Standards Codification ("ASC") 842, Leases, and recognize the lease payments on a straight line basis.

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

The following table details the Company’s revenue disaggregated by reportable operating segment, further discussed in Note 8, “Segment Reporting,” for the three and six months ended June 30, 2023 and 2022. Segment information for total revenue excludes real estate assets that were sold from January 1, 2022 through June 30, 2023, or otherwise qualify as held for sale as of June 30, 2023, as described in Note 6, "Real Estate Disposition Activities" (dollars in thousands):

	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the three months ended June 30, 2023
Management, development and other fees and other ancillary items	$—	$—	$—	$2,712	$2,712
Non-lease related revenue (2)	2,639	1,258	79	—	3,976
Total non-lease revenue (3)	2,639	1,258	79	2,712	6,688

Lease income (4)	634,251	30,982	12,950	—	678,183

Total revenue	$636,890	$32,240	$13,029	$2,712	$684,871

For the three months ended June 30, 2022
Management, development and other fees and other ancillary items	$—	$—	$—	$904	$904
Non-lease related revenue (2)	2,767	556	32	—	3,355
Total non-lease revenue (3)	2,767	556	32	904	4,259

Lease income (4)	597,061	18,522	6,514	—	622,097

Total revenue	$599,828	$19,078	$6,546	$904	$626,356

	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the six months ended June 30, 2023
Management, development and other fees and other ancillary items	$—	$—	$—	$3,778	$3,778
Non-lease related revenue (2)	5,211	2,400	115	—	7,726
Total non-lease revenue (3)	5,211	2,400	115	3,778	11,504

Lease income (4)	1,256,430	61,572	23,414	—	1,341,416

Total revenue	$1,261,641	$63,972	$23,529	$3,778	$1,352,920

For the six months ended June 30, 2022
Management, development and other fees and other ancillary items	$—	$—	$—	$1,656	$1,656
Non-lease related revenue (2)	5,020	966	45	—	6,031
Total non-lease revenue (3)	5,020	966	45	1,656	7,687

Lease income (4)	1,165,899	33,325	12,552	—	1,211,776

Total revenue	$1,170,919	$34,291	$12,597	$1,656	$1,219,463
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

Due to the nature and timing of the Company’s identified revenue streams, there were no material amounts of outstanding or unsatisfied performance obligations as of June 30, 2023.

Uncollectible Lease Revenue Reserves

The Company assesses the collectability of its lease revenue and receivables on an ongoing basis by (i) assessing the probability of receiving all lease amounts due on a lease-by-lease basis, (ii) reserving all amounts for those leases where collection of substantially all of the remaining lease payments is not probable and (iii) subsequently, will only recognize revenue to the extent cash is received. If the Company determines that collection of the remaining lease payments becomes probable at a future date, the Company will recognize the cumulative revenue that would have been recorded under the original lease agreement.

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

The Company recorded an aggregate offset to income for uncollectible lease revenue, net of amounts received from government rent relief programs, for its residential and commercial portfolios of $13,333,000 and $7,061,000 for the three months ended June 30, 2023 and 2022, respectively, and $30,304,000 and $20,660,000 for the six months ended June 30, 2023 and 2022, respectively, under ASC 842 and ASC 450.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $11,606,000 and $8,193,000 for the three months ended June 30, 2023 and 2022, respectively, and $22,624,000 and $15,293,000 for the six months ended June 30, 2023 and 2022, respectively.

3.  Debt

The Company's debt, which consists of unsecured notes, the variable rate unsecured term loan (the "Term Loan"), mortgage notes payable, the Credit Facility and the Commercial Paper Program, each as defined below, as of June 30, 2023 and December 31, 2022 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of June 30, 2023 and December 31, 2022, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities"). The weighted average interest rates in the following table for secured and unsecured notes include costs of financing such as credit enhancement fees, trustees' fees, the impact of interest rate hedges and mark-to-market adjustments.

	June 30, 2023		December 31, 2022

Fixed rate unsecured notes	$7,250,000	3.3%	$7,500,000	3.3%
Term Loan	150,000	6.2%	150,000	5.4%
Fixed rate mortgage notes payable - conventional and tax-exempt	270,677	3.4%	270,677	3.4%
Variable rate mortgage notes payable - conventional and tax-exempt	449,750	5.6%	457,150	5.3%
Total mortgage notes payable and unsecured notes and Term Loan	8,120,427	3.5%	8,377,827	3.4%
Credit Facility	—	—%	—	—%
Commercial paper	—	—%	—	—%
Total principal outstanding	8,120,427	3.5%	8,377,827	3.4%
Less deferred financing costs and debt discount (1)	(57,728)		(61,782)
Total	$8,062,699		$8,316,045
_____________________________________
(1)Excludes deferred financing costs and debt discount associated with the Credit Facility and the Commercial Paper Program which are included in prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

The Company has a $2,250,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in September 2026. The interest rate that would be applicable to borrowings under the Credit Facility was 5.92% at June 30, 2023 and was composed of (i) the Secured Overnight Financing Rate ("SOFR") plus (ii) the current borrowing spread to SOFR of 0.825% per annum, which consisted of a 0.10% SOFR adjustment plus 0.725% per annum, assuming a daily SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.65% to SOFR plus 1.40% based upon the rating of the Company's unsecured and unsubordinated long-term indebtedness. There is also an annual facility commitment fee of 0.125% of the borrowing capacity under the facility, which can vary from 0.10% to 0.30% based upon the rating of the Company's unsecured and unsubordinated long-term indebtedness. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases by meeting or missing targets related to environmental sustainability, specifically greenhouse gas emission reductions, with the adjustment determined annually beginning in July 2023.

The availability on the Company's Credit Facility as of June 30, 2023 and December 31, 2022, respectively, was as follows (dollars in thousands):

	June 30, 2023	December 31, 2022

Credit Facility commitment	$2,250,000	$2,250,000
Credit Facility outstanding	—	—
Commercial paper outstanding	—	—
Letters of credit outstanding (1)	(1,914)	(1,914)
Total Credit Facility available	$2,248,086	$2,248,086
_____________________________________
(1)In addition, the Company had $51,832 and $48,740 outstanding in additional letters of credit unrelated to the Credit Facility as of June 30, 2023 and December 31, 2022, respectively.

The Company has an unsecured commercial paper note program (the “Commercial Paper Program”) with the maximum aggregate face or principal amount outstanding at any one time not to exceed $500,000,000. The Commercial Paper Program is backstopped by the Company's commitment to maintain available borrowing capacity under the Credit Facility in an amount equal to actual borrowings under the Commercial Paper Program.

During the six months ended June 30, 2023, the Company repaid $250,000,000 principal amount of its 2.85% unsecured notes at its maturity.

In the aggregate, secured notes payable mature at various dates from March 2027 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,166,698,000, excluding communities classified as held for sale, as of June 30, 2023).

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at June 30, 2023 were as follows (dollars in thousands):

Year	Secured notes principal payments and maturities	Unsecured notes and Term Loan maturities		Stated interest rate of unsecured notes and Term Loan
2023	$900	$350,000		4.200%
2024	9,100	300,000		3.500%
		150,000	(1)	SOFR + 0.95%
2025	9,700	525,000		3.450%
		300,000		3.500%
2026	10,600	475,000		2.950%
		300,000		2.900%
2027	249,000	400,000		3.350%
2028	17,600	450,000		3.200%
		400,000		1.900%
2029	74,750	450,000		3.300%
2030	9,000	700,000		2.300%
2031	9,600	600,000		2.450%
2032	10,300	700,000		2.050%
Thereafter	319,877	350,000		5.000%
		350,000		3.900%
		300,000		4.150%
		300,000		4.350%
	$720,427	$7,400,000
_________________________________
(1)     The borrowing spread to SOFR of 0.95% per annum, consists of a 0.10% SOFR adjustment plus 0.85% per annum.

The Company was in compliance at June 30, 2023 with customary covenants under the Credit Facility and the Commercial Paper Program, the Term Loan and the indentures under which the Company's unsecured notes were issued.

4.  Equity

The following summarizes the changes in equity for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive income (loss)	Total stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2022	$1,400	$10,765,431	$485,221	$1,424	$11,253,476	$77	$11,253,553
Net income attributable to common stockholders	—	—	146,902	—	146,902	—	146,902
Loss on cash flow hedges, net	—	—	—	(340)	(340)	—	(340)
Cash flow hedge losses reclassified to earnings	—	—	—	354	354	—	354
Change in redemption value of redeemable noncontrolling interest	—	—	(286)	—	(286)	—	(286)
Dividends declared to common stockholders ($1.65 per share)	—	—	(230,958)	—	(230,958)	—	(230,958)
Issuance of common stock, net of withholdings	1	(11,554)	1,590	—	(9,963)	—	(9,963)
Repurchase of common stock, including repurchase costs	—	(539)	(590)	—	(1,129)	—	(1,129)
Amortization of deferred compensation	—	11,123	—	—	11,123	—	11,123
Balance at March 31, 2023	$1,401	$10,764,461	$401,879	$1,438	$11,169,179	$77	$11,169,256
Net income attributable to common stockholders	—	—	367,923	—	367,923	—	367,923
Gain on cash flow hedges, net	—	—	—	8,826	8,826	—	8,826
Cash flow hedge losses reclassified to earnings	—	—	—	354	354	—	354
Change in redemption value of redeemable noncontrolling interest	—	—	(367)	—	(367)	—	(367)
Dividends declared to common stockholders ($1.65 per share)	—	—	(234,774)	—	(234,774)	—	(234,774)
Issuance of common stock, net of withholdings	19	494,643	43	—	494,705	—	494,705
Repurchase of common stock, including repurchase costs	—	(369)	(413)	—	(782)	—	(782)
Amortization of deferred compensation	—	10,424	—	—	10,424	—	10,424
Balance at June 30, 2023	$1,420	$11,269,159	$534,291	$10,618	$11,815,488	$77	$11,815,565

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive income (loss)	Total stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2021	$1,398	$10,716,414	$240,821	$(26,106)	$10,932,527	$566	$10,933,093
Net income attributable to common stockholders	—	—	262,044	—	262,044	—	262,044
Gain on cash flow hedges, net	—	—	—	10,155	10,155	—	10,155
Cash flow hedge losses reclassified to earnings	—	—	—	1,013	1,013	—	1,013
Change in redemption value of redeemable noncontrolling interest	—	—	(43)	—	(43)	—	(43)
Noncontrolling interest distribution and income allocation	—	—	—	—	—	(10)	(10)
Dividends declared to common stockholders ($1.59 per share)	—	—	(222,373)	—	(222,373)	—	(222,373)
Issuance of common stock, net of withholdings	1	(14,263)	(1,501)	—	(15,763)	—	(15,763)
Amortization of deferred compensation	—	9,176	—	—	9,176	—	9,176
Balance at March 31, 2022	$1,399	$10,711,327	$278,948	$(14,938)	$10,976,736	$556	$10,977,292
Net income attributable to common stockholders	—	—	138,691	—	138,691	—	138,691
Gain on cash flow hedges, net	—	—	—	7,759	7,759	—	7,759
Cash flow hedge losses reclassified to earnings	—	—	—	1,013	1,013	—	1,013
Change in redemption value of redeemable noncontrolling interest	—	—	168	—	168	—	168
Noncontrolling interest distribution and income allocation	—	—	—	—	—	(6)	(6)
Dividends declared to common stockholders ($1.59 per share)	—	—	(222,772)	—	(222,772)	—	(222,772)
Issuance of common stock, net of withholdings	—	1,683	—	—	1,683	—	1,683
Amortization of deferred compensation	—	14,183	—	—	14,183	—	14,183
Balance at June 30, 2022	$1,399	$10,727,193	$195,035	$(6,166)	$10,917,461	$550	$10,918,011

As of June 30, 2023 and December 31, 2022, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the six months ended June 30, 2023, the Company:

i.issued 5,773 shares of common stock in connection with stock options exercised;
ii.issued 1,703 shares of common stock through the Company's dividend reinvestment plan;
iii.issued 152,708 shares of common stock in connection with restricted stock grants and the conversion of performance awards to shares of common stock;
iv.issued 2,000,000 shares of common stock in the settlement of the forward contracts, as discussed below;
v.issued 12,288 shares of common stock through the Employee Stock Purchase Plan;
vi.withheld 62,215 shares of common stock to satisfy employees' tax withholding and other liabilities;
vii.canceled 566 shares of restricted common stock upon forfeiture; and
viii.repurchased 11,800 common shares through the Stock Repurchase Program (as defined below).

Deferred compensation granted under the Company's Second Amended and Restated 2009 Equity Incentive Plan (the "2009 Plan") for the six months ended June 30, 2023 does not impact the Company's Condensed Consolidated Financial Statements until recognized as compensation cost.

The Company has a continuous equity program ("CEP") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. During the three and six months ended June 30, 2023, the Company had no sales under this program. As of June 30, 2023, the Company had $705,961,000 remaining authorized for issuance under the CEP.

In addition to the CEP, during the three months ended June 30, 2023, the Company settled the outstanding forward contracts entered into in April 2022 (the "Equity Forward"), issuing 2,000,000 shares of common stock, net of offering fees and discounts for $491,912,000 or $245.96 per share.

The Company has a stock repurchase program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "Stock Repurchase Program"). During the three and six months ended June 30, 2023, the Company repurchased 4,800 and 11,800 shares of common stock, respectively, at an average price of $162.93 per share and $161.96 per share, respectively. As of June 30, 2023, the Company had $314,237,000 remaining authorized for purchase under this program.

5.  Investments

Unconsolidated Investments

As of June 30, 2023, the Company had investments in five unconsolidated entities with real estate entities holdings, with ownership interest percentages ranging from 20.0% to 50.0%, coupled with other unconsolidated investments including property technology and environmentally focused companies and investment management funds. For one of the investments which is under development of which the Company has an investment of 25.0%, the Company has guaranteed a construction loan on behalf of the venture, which had an outstanding balance of $111,662,000 as of June 30, 2023. Any amounts under the guarantee of this construction loan are obligations of the venture partners in proportion to their ownership interest. The Company accounts for its unconsolidated investments under the equity method of accounting or under the measurement alternative with the carrying amount of the investment adjusted to fair value when there is an observable transaction for the same or similar investment of the same issuer indicating a change in fair value. The significant accounting policies of the Company's unconsolidated investments are consistent with those of the Company in all material respects. Certain of these investments are subject to various buy‑sell provisions or other rights which are customary in real estate joint venture agreements. The Company and its partners in these entities may initiate these provisions to either sell the Company's interest or acquire the interest from the Company's partner.

The Company also has an equity interest of 28.6% in the Archstone Multifamily Partners AC LP (the "U.S. Fund") and upon achievement of a threshold return, which has been met, the Company has a right to incentive distributions for its promoted interest based on the returns earned by the U.S. Fund. During the three months ended June 30, 2023, the Company recognized income of $1,072,000 for its promoted interest which is included in income from unconsolidated investments on the accompanying Condensed Consolidated Statements of Comprehensive Income. The U.S. Fund sold its final three communities in 2022 and is in the process of being dissolved.

Structured Investment Program

The Company has its Structured Investment Program (the “SIP”), an investment platform through which the Company provides mezzanine loans or preferred equity to third-party multifamily developers in the Company's existing markets. As of June 30, 2023, the Company had commitments to fund three mezzanine loans of up to $92,375,000 in the aggregate. The mezzanine loans have a weighted average rate of return of 9.8% and mature at various dates on or before June 2026. At June 30, 2023, the Company had funded $55,869,000 of these commitments.

The Company evaluates each SIP commitment to determine the classification as a loan or an investment in a real estate development project. As of June 30, 2023, all of the SIP commitments are classified as loans. The Company includes amounts outstanding under the SIP as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets. The Company evaluates the credit risk for each loan on an ongoing basis, estimating the reserve for credit losses using relevant available information from internal and external sources. Market-based historical credit loss data provides the basis for the estimation of expected credit losses, with adjustments, if necessary, for differences in current loan-specific risk characteristics, such as the amount of equity capital provided by a borrower, nature of the real estate being developed or other factors.

For the three existing loans, interest is recognized as earned as interest income, and interest income and any change in the expected credit loss are included as a component of income from unconsolidated investments, on the accompanying Condensed Consolidated Statements of Comprehensive Income.

Expensed Transaction, Development and Other Pursuit Costs

The Company capitalizes costs associated with its development activities when future development is probable ("Development Rights") to the basis of land held, or if the Company has either not yet acquired the land or if the project is subject to a leasehold interest, the costs are capitalized as deferred development costs. Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the Company determines a Development Right is no longer probable, the Company recognizes any necessary expense to write down its basis in the Development Right. The Company expensed costs related to development pursuits not yet considered probable for development and the abandonment of Development Rights, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $1,261,000 and $2,364,000 for the three months ended June 30, 2023 and 2022, respectively, and $4,253,000 and $3,351,000 for the six months ended June 30, 2023 and 2022, respectively. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Impairment of Long-Lived Assets and Casualty Loss

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset. Based on periodic tests of recoverability of long-lived assets, for the three and six months ended June 30, 2023 and 2022, the Company did not recognize any material impairment losses. For the six months ended June 30, 2023, the Company recognized a charge of $5,051,000 for the property and casualty damages across certain communities in its Northeast and California regions related to severe weather, reported as casualty loss on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company evaluates its for-sale condominium inventory for potential indicators of impairment, considering whether the fair value of the individual for-sale condominium units exceeds the carrying value of those units. For-sale condominium inventory is stated at the lower of cost or fair value. The Company determines the fair value of its for-sale condominium inventory as the estimated sales price less direct costs to sell. For the three and six months ended June 30, 2023 and 2022, the Company did not recognize any impairment losses on its for-sale condominium inventory.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. For the three and six months ended June 30, 2023 and 2022, the Company did not recognize any impairment charges on its investment in land.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company's intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized for any of the Company's unconsolidated investments for the three and six months ended June 30, 2023 and 2022.

6.  Real Estate Disposition Activities

The following real estate sales occurred during the six months ended June 30, 2023 (dollars in thousands):

Community name	Location	Period of sale	Apartment homes	Gross sales price	Gain on disposition (1)
eaves Daly City	Daly City, CA	Q223	195	$67,000	$54,618
Avalon at Newton Highlands	Newton, MA	Q223	294	$170,000	$132,723
_________________________________
(1)    Gain on disposition was reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

At June 30, 2023, the Company had one real estate asset that qualified as held for sale.

The Park Loggia

The Park Loggia, located in New York, NY, contains 172 for-sale residential condominiums and 66,000 square feet of commercial space. During the three and six months ended June 30, 2023, the Company sold three and four residential condominiums at The Park Loggia for gross proceeds of $15,435,000 and $19,342,000, respectively, resulting in a gain in accordance with GAAP of $382,000 and $410,000, respectively. During the three and six months ended June 30, 2022, the Company sold 13 and 28 residential condominiums at The Park Loggia for gross proceeds of $41,002,000 and $81,338,000, respectively, resulting in a gain in accordance with GAAP of $467,000 and $1,469,000, respectively. The Company incurred marketing, operating and administrative costs of $97,000 and $538,000 for the three months ended June 30, 2023 and 2022, respectively, and $299,000 and $1,304,000 for the six months ended June 30, 2023 and 2022, respectively. All amounts are included in other real estate activity on the accompanying Condensed Consolidated Statements of Comprehensive Income. As of June 30, 2023, there were five residential condominiums remaining to be sold. As of June 30, 2023 and December 31, 2022, the unsold for-sale residential condominiums at The Park Loggia had an aggregate carrying value of $15,336,000 and $32,532,000, respectively, presented in prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

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

As of June 30, 2023 and December 31, 2022, the Company had total operating lease assets of $107,765,000 and $114,977,000, respectively, and lease obligations of $134,916,000 and $142,602,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company incurred costs of $4,081,000 and $3,964,000 for the three months ended June 30, 2023 and 2022, respectively, and $8,086,000 and $7,670,000 for the six months ended June 30, 2023 and 2022, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease and four leases for portions of parking garages adjacent to apartment communities, that are finance leases. As of June 30, 2023 and December 31, 2022, the Company had total finance lease assets of $28,415,000 and $28,354,000, respectively, and total finance lease obligations of $20,041,000 and $20,069,000, respectively, reported as components of right of use lease assets and lease liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

The Company's segment disclosures present the measure(s) used by the chief operating decision maker ("CODM") for assessing each segment's performance. The Company's CODM is comprised of several members of its executive management team who use net operating income ("NOI") as the primary financial measure for Same Store communities and Other Stabilized communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from unconsolidated investments, depreciation expense, income tax (benefit) expense, casualty loss, gain on sale of communities, other real estate activity and net operating income from real estate assets sold or held for sale. The CODM evaluates the Company's financial performance on a consolidated residential and commercial basis. The commercial results attributable to the non-apartment components of the Company's mixed-use communities and other nonresidential operations represent 1.8% and 1.7% of total NOI for the three months ended June 30, 2023 and 2022, respectively, and 1.8% and 1.9% for the six months ended June 30, 2023 and 2022, respectively. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for the three and six months ended June 30, 2023 and 2022 is as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net income	$367,807	$138,566	$514,582	$400,642
Property management and other indirect operating expenses, net of corporate income	28,972	30,632	59,756	58,745
Expensed transaction, development and other pursuit costs, net of recoveries	1,261	2,364	4,253	3,351
Interest expense, net	51,585	58,797	108,406	115,323
General and administrative expense	17,676	21,291	38,076	38,712
Income from unconsolidated investments	(4,970)	(2,480)	(9,815)	(2,797)
Depreciation expense	200,546	199,302	405,289	401,088
Income tax (benefit) expense	(217)	(159)	3,343	2,312
Casualty loss	—	—	5,051	—
Gain on sale of communities	(187,322)	(404)	(187,309)	(149,204)
Other real estate activity	(341)	28	(470)	(245)
Net operating income from real estate assets sold or held for sale	(3,977)	(12,252)	(8,781)	(25,521)
Net operating income	$471,020	$435,685	$932,381	$842,406

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Rental income from real estate assets sold or held for sale	$5,989	$18,203	$12,649	$39,023
Operating expenses from real estate assets sold or held for sale	(2,012)	(5,951)	(3,868)	(13,502)
Net operating income from real estate assets sold or held for sale	$3,977	$12,252	$8,781	$25,521

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table details the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2023. Segment information for the three and six months ended June 30, 2023 and 2022 has been adjusted to exclude the real estate assets that were sold from January 1, 2022 through June 30, 2023, or otherwise qualify as held for sale as of June 30, 2023, as described in Note 6, "Real Estate Disposition Activities."

	For the three months ended		For the six months ended
	Total revenue	NOI	Total revenue	NOI	Gross real estate (1)
For the period ended June 30, 2023
Same Store
New England	$91,269	$61,570	$180,732	$120,976	$2,906,134
Metro NY/NJ	133,790	91,850	266,285	183,903	4,477,824
Mid-Atlantic	92,494	63,849	182,367	127,015	3,417,578
Southeast Florida	18,809	12,342	38,119	25,274	800,150
Denver, CO	7,036	4,821	13,882	9,765	321,900
Pacific Northwest	43,128	30,601	85,789	61,030	1,538,635
Northern California	106,960	76,678	212,104	151,466	3,777,499
Southern California	137,441	94,965	270,540	185,947	4,784,990
Other Expansion Regions	5,963	4,027	11,823	8,103	327,216
Total Same Store	636,890	440,703	1,261,641	873,479	22,351,926

Other Stabilized	32,240	22,319	63,972	44,667	1,522,042
Development / Redevelopment	13,029	7,998	23,529	14,235	1,973,380
Land Held for Development	N/A	N/A	N/A	N/A	195,115
Non-allocated (2)	2,712	N/A	3,778	N/A	131,121

Total	$684,871	$471,020	$1,352,920	$932,381	$26,173,584

For the period ended June 30, 2022
Same Store
New England	$84,243	$56,444	$164,414	$108,137	$2,873,720
Metro NY/NJ	123,855	85,874	242,497	167,369	4,443,758
Mid-Atlantic	86,609	59,453	169,988	116,712	3,378,869
Southeast Florida	17,034	10,799	33,493	21,281	794,486
Denver, CO	6,663	4,900	12,978	9,627	321,043
Pacific Northwest	41,189	29,594	80,040	57,071	1,528,734
Northern California	100,888	72,166	197,993	140,919	3,738,969
Southern California	133,920	95,471	258,890	181,918	4,729,905
Other Expansion Regions	5,427	3,763	10,626	7,366	322,069
Total Same Store	599,828	418,464	1,170,919	810,400	22,131,553

Other Stabilized	19,078	13,326	34,291	24,063	1,129,359
Development / Redevelopment	6,546	3,895	12,597	7,943	1,125,990
Land Held for Development	N/A	N/A	N/A	N/A	194,458
Non-allocated (2)	904	N/A	1,656	N/A	116,678

Total	$626,356	$435,685	$1,219,463	$842,406	$24,698,038
__________________________________
(1)Does not include gross real estate assets held for sale of $106,098 as of June 30, 2023 and gross real estate either sold or classified as held for sale subsequent to June 30, 2022 of $462,673.
(2)Revenue represents third-party property management, developer fees and miscellaneous income and other ancillary items which are not allocated to a reportable segment.

9.  Stock-Based Compensation Plans

As part of its long-term compensation plans, the Company has granted stock options, performance awards and restricted stock under the 2009 Plan. Details of the outstanding awards and activity under the 2009 Plan for the six months ended June 30, 2023 are presented below.

Stock Options:

	Options	Weighted average exercise price per option
Options Outstanding at December 31, 2022	293,813	$181.85
Granted (1)	15,744	177.83
Exercised	(5,773)	163.56
Forfeited	—	—
Options Outstanding at June 30, 2023	303,784	$181.99
Options Exercisable at June 30, 2023	279,894	$180.97
__________________________________
(1)Grants are from recipient elections to receive a portion of earned restricted stock awards in the form of stock options.

Performance Awards:

	Performance awards	Weighted average grant date fair value per award (1)
Outstanding at December 31, 2022	279,067	$225.46
Granted (2)	89,977	193.88
Change in awards based on performance (3)	(31,345)	241.49
Converted to shares of common stock	(60,016)	238.71
Forfeited	(2,719)	212.05
Outstanding at June 30, 2023	274,964	$210.54
__________________________________
(1)Weighted average grant date fair value per award includes the impact of post grant modifications.
(2)The shares of common stock that may be earned is based on the total shareholder return metrics for the Company's common stock for 49,480 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 40,497 performance awards.
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

For the portion of the performance awards granted in 2023 for which achievement will be determined by using financial metrics, the compensation cost was based on an average grant date value of $177.85, and the Company's estimate of corporate achievement for the financial metrics.

Restricted Stock:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2022	161,714	$210.97	26,370
Granted	92,692	177.70	—
Vested	(76,870)	208.78	(26,370)
Forfeited	(566)	190.09	—
Outstanding at June 30, 2023	176,970	$194.57	—

Total employee stock-based compensation cost recognized in income was $15,192,000 and $17,751,000 for the six months ended June 30, 2023 and 2022, respectively, and total capitalized stock-based compensation cost was $6,483,000 and $5,614,000 for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, there was a total unrecognized compensation cost of $44,587,000 for unvested restricted stock, stock options and performance awards, which is expected to be recognized over a weighted average period of 2.1 years. Forfeitures are included in compensation cost as they occur.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities and may provide other real estate related services to third parties, for which it receives asset management, property management, construction, development and redevelopment fee revenue. From these entities, the Company earned fees of $2,712,000 and $904,000 for the three months ended June 30, 2023 and 2022, respectively, and $3,778,000 and $1,656,000 for the six months ended June 30, 2023 and 2022, respectively. In addition, the Company had outstanding receivables associated with its property and construction management roles of $3,387,000 and $2,855,000 as of June 30, 2023 and December 31, 2022, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount of $631,000 and $575,000 for the three months ended June 30, 2023 and 2022, respectively, and $1,246,000 and $1,090,000 for the six months ended June 30, 2023 and 2022, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $1,766,000 and $794,000 on June 30, 2023 and December 31, 2022, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

11.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

The Company uses Hedging Derivatives to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group, and monitors the credit ratings of counterparties and the exposure of the Company to any single entity. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at June 30, 2023 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps
Notional balance	$402,670	$250,000
Weighted average interest rate (1)	5.6%	N/A
Weighted average capped/swapped interest rate	6.1%	3.1%
Earliest maturity date	January 2024	December 2023
Latest maturity date	November 2026	February 2024
____________________________________
(1)For debt hedged by interest rate caps, represents the weighted average interest rate on the hedged debt prior to any impact of the associated interest rate caps.

During the three and six months ended June 30, 2023, the Company entered into $50,000,000 and $250,000,000, respectively, of new forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of the Company's anticipated future debt issuance activity in 2023 and 2024. The Company expects to cash settle the swaps and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

The Company had five derivatives not designated as hedges at June 30, 2023 for which the fair value changes for the three and six months ended June 30, 2023 and 2022 were not material.

Cash flow hedge losses reclassified from accumulated other comprehensive income into earnings were $354,000 and $1,013,000 for the three months ended June 30, 2023 and 2022, respectively, and $708,000 and $2,026,000 for the six months ended June 30, 2023 and 2022, respectively.

The Company anticipates reclassifying approximately $1,415,000 of net hedging losses from accumulated other comprehensive income into earnings within the next 12 months as an offset to the hedged item during this period.

Redeemable Noncontrolling Interests

During the three and six months ended June 30, 2023, 7,500 DownREIT units were redeemed with cash in conjunction with the sale of Avalon at Newton Highlands. Under the DownREIT agreement, for each limited partnership unit, the limited partner is entitled to receive cash in the amount equal to the fair value of the Company's common stock on or about the date of redemption. In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares of the Company's common stock. The limited partnership units in the DownREIT are valued using the market price of the Company's common stock, a Level 1 price under the fair value hierarchy.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	June 30, 2023
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investments
Equity Securities	$28,926	$—	$28,926	$—
Notes Receivable, net	59,071	—	59,071	—
Non Designated Hedges
Interest Rate Caps	264	—	264	—
Interest Rate Swaps - Assets	8,486	—	8,486	—
Total Assets	$96,747	$—	$96,747	$—

Liabilities
Indebtedness
Fixed rate unsecured notes	$6,474,043	$6,474,043	$—	$—
Mortgage notes payable, Commercial Paper Program and variable rate unsecured notes	763,708	—	763,708	—
Total Liabilities	$7,237,751	$6,474,043	$763,708	$—

	December 31, 2022
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investments
Equity Securities	$27,027	$—	$27,027	$—
Notes Receivable, net	28,860	—	28,860	—
Non Designated Hedges
Interest Rate Caps	455	—	455	—
Total Assets	$56,342	—	56,342	—

Liabilities
DownREIT units	$1,211	$1,211	$—	$—
Indebtedness
Fixed rate unsecured notes	6,653,681	6,653,681	—	—
Mortgage notes payable, Commercial Paper Program and variable rate unsecured notes	768,984	—	768,984	—
Total Liabilities	$7,423,876	$6,654,892	$768,984	$—
12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In July 2023, the Company sold Avalon Columbia Pike, located in Arlington, VA. Avalon Columbia Pike contains 269 apartment homes and 27,000 square feet of commercial space and was sold for $105,000,000 and was classified as held for sale as of June 30, 2023.

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

Second Quarter 2023 Operating Highlights

•Net income attributable to common stockholders for the three months ended June 30, 2023 was $367,923,000, an increase of $229,232,000, or 165.3%, from the prior year period. The increase is primarily attributable to increases in real estate sales and related gains and NOI from communities over the prior year period.

•Same Store NOI attributable to our apartment rental operations, including parking and other ancillary residential revenue ("Residential"), for the three months ended June 30, 2023 was $435,057,000, an increase of $22,207,000, or 5.4%, over the prior year period. The increase over the prior year period was due to an increase in Residential rental revenue of $37,080,000, or 6.3%, partially offset by an increase in Residential property operating expenses of $14,769,000, or 8.2%.

Second Quarter 2023 Development Highlights

At June 30, 2023, we owned or held a direct or indirect interest in:

•17 wholly-owned communities under construction, which are expected to contain 5,761 apartment homes with a projected total capitalized cost of $2,293,000,000, and one unconsolidated community under construction, which is expected to contain 475 apartment homes with a projected total capitalized cost of $288,000,000.

•Land or rights to land on which we expect to develop an additional 43 apartment communities that, if developed as expected, will contain 14,993 apartment homes and will be developed for an aggregate projected total capitalized cost of $6,795,000,000.

Second Quarter 2023 Real Estate Transaction Highlights

During the three months ended June 30, 2023, we sold two wholly-owned communities containing 489 apartment homes for $237,000,000 for a gain in accordance with GAAP of $187,341,000.

In addition, in July 2023, we sold Avalon Columbia Pike, located in Arlington, VA. Avalon Columbia Pike contains 269 apartment homes and 27,000 square feet of commercial space and was sold for $105,000,000.

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

Current Communities are categorized as Same Store, Other Stabilized, Redevelopment, or Unconsolidated according to the following attributes:

•Same Store is composed of consolidated communities where a comparison of operating results from the prior year to the current year is meaningful as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period. For the six month periods ended June 30, 2023 and 2022, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2022, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale as of June 30, 2023 or probable for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

As of June 30, 2023, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Same Store:
New England	39	9,577
Metro NY/NJ	42	12,995
Mid-Atlantic	39	13,301
Southeast Florida	7	2,187
Denver, CO	4	1,086
Pacific Northwest	20	5,474
Northern California	40	12,133
Southern California	58	17,277
Other Expansion Regions	4	925
Total Same Store	253	74,955

Other Stabilized:
New England	1	350
Metro NY/NJ	—	—
Mid-Atlantic	4	1,450
Southeast Florida	1	650
Denver, CO	2	453
Pacific Northwest	—	—
Northern California	—	—
Southern California	1	653
Other Expansion Regions	2	456
Total Other Stabilized	11	4,012

Redevelopment	1	714

Unconsolidated	8	2,247

Total Current	273	81,928

Development	20	6,256

Unconsolidated Development	1	475

Total Communities	294	88,659

Development Rights	43	14,993

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in Same Store NOI; NOI derived from acquisitions, development completions and development under construction and in lease-up; loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three and six months ended June 30, 2023 and 2022 is as follows (unaudited, dollars in thousands).

	For the three months ended June 30,		June 30, 2023 vs. 2022		For the six months ended June 30,		June 30, 2023 vs. 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

Revenue:
Rental and other income	$688,148	$643,655	$44,493	6.9%	$1,361,791	$1,256,830	$104,961	8.4%
Management, development and other fees	2,712	904	1,808	200.0%	3,778	1,656	2,122	128.1%
Total revenue	690,860	644,559	46,301	7.2%	1,365,569	1,258,486	107,083	8.5%

Expenses:
Direct property operating expenses, excluding property taxes	138,163	124,848	13,315	10.7%	271,144	247,309	23,835	9.6%
Property taxes	74,987	70,865	4,122	5.8%	149,483	141,603	7,880	5.6%
Total community operating expenses	213,150	195,713	17,437	8.9%	420,627	388,912	31,715	8.2%

Corporate-level property management and other indirect operating expenses	(31,685)	(31,541)	(144)	0.5%	(63,536)	(60,392)	(3,144)	5.2%
Expensed transaction, development and other pursuit costs, net of recoveries	(1,261)	(2,364)	1,103	(46.7)%	(4,253)	(3,351)	(902)	26.9%
Interest expense, net	(51,585)	(58,797)	7,212	(12.3)%	(108,406)	(115,323)	6,917	(6.0)%
Depreciation expense	(200,546)	(199,302)	(1,244)	0.6%	(405,289)	(401,088)	(4,201)	1.0%
General and administrative expense	(17,676)	(21,291)	3,615	(17.0)%	(38,076)	(38,712)	636	(1.6)%
Casualty loss	—	—	—	—%	(5,051)	—	(5,051)	(100.0)%
Income from unconsolidated investments	4,970	2,480	2,490	100.4%	9,815	2,797	7,018	250.9%
Gain on sale of communities	187,322	404	186,918	N/A (1)	187,309	149,204	38,105	25.5%
Other real estate activity	341	(28)	369	N/A (1)	470	245	225	91.8%
Income before income taxes	367,590	138,407	229,183	165.6%	517,925	402,954	114,971	28.5%
Income tax benefit (expense)	217	159	58	36.5%	(3,343)	(2,312)	(1,031)	44.6%
Net income	367,807	138,566	229,241	165.4%	514,582	400,642	113,940	28.4%

Net loss attributable to noncontrolling interests	116	125	(9)	(7.2)%	243	93	150	161.3%

Net income attributable to common stockholders	$367,923	$138,691	$229,232	165.3%	$514,825	$400,735	$114,090	28.5%
_________________________
(1)Percent change is not meaningful.

Net income attributable to common stockholders increased $229,232,000, or 165.3%, to $367,923,000 and $114,090,000, or 28.5%, to $514,825,000 for the three and six months ended June 30, 2023, respectively, as compared to the prior year periods, primarily due to increases in real estate sales and related gains and NOI from communities over the prior year periods.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from unconsolidated investments, depreciation expense, income tax (benefit) expense, casualty loss, gain on sale of communities, other real estate activity and net operating income from real estate assets sold or held for sale.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Residential NOI represents results attributable to our apartment rental operations, including parking and other ancillary residential revenue. Reconciliations of NOI and Residential NOI for the three and six months ended June 30, 2023 and 2022 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Net income	$367,807	$138,566	$514,582	$400,642
Property management and other indirect operating expenses, net of corporate income	28,972	30,632	59,756	58,745
Expensed transaction, development and other pursuit costs, net of recoveries	1,261	2,364	4,253	3,351
Interest expense, net	51,585	58,797	108,406	115,323
General and administrative expense	17,676	21,291	38,076	38,712
Income from unconsolidated investments	(4,970)	(2,480)	(9,815)	(2,797)
Depreciation expense	200,546	199,302	405,289	401,088
Income tax (benefit) expense	(217)	(159)	3,343	2,312
Casualty loss	—	—	5,051	—
Gain on sale of communities	(187,322)	(404)	(187,309)	(149,204)
Other real estate activity	(341)	28	(470)	(245)
Net operating income from real estate assets sold or held for sale	(3,977)	(12,252)	(8,781)	(25,521)
NOI	471,020	435,685	932,381	842,406

Commercial NOI (1)	(8,529)	(7,545)	(17,094)	(15,693)
Residential NOI	$462,491	$428,140	$915,287	$826,713
_________________________
(1)Represents results attributable to the commercial and other non-residential operations at our communities ("Commercial").

The Residential NOI changes for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended June 30,	For the six months ended June 30,
	2023	2023

Same Store	$22,207	$63,200
Other Stabilized	8,083	18,978
Development / Redevelopment	4,061	6,396
Total	$34,351	$88,574

The increase in our Same Store Residential NOI for the three and six months ended June 30, 2023 is due to an increase in Residential rental revenue of $37,080,000, or 6.3%, and $90,737,000 or 7.8%, respectively, partially offset by an increase in Residential property operating expenses of $14,769,000, or 8.2%, and $27,547,000, or 7.7%, over the three and six months ended June 30, 2023, respectively.

Rental and other income increased $44,493,000, or 6.9%, and $104,961,000, or 8.4%, for the three and six months ended June 30, 2023, respectively, compared to the prior year periods, primarily due to the increased rental revenue from our stabilized wholly-owned communities, discussed below.

Consolidated Communities — The weighted average number of occupied apartment homes for consolidated communities increased to 77,507 apartment homes for the six months ended June 30, 2023, compared to 77,225 homes for the prior year period. The weighted average monthly rental revenue per occupied apartment home increased to $2,922 for the six months ended June 30, 2023 compared to $2,709 in the prior year period.

The following table presents the change in Same Store Residential rental revenue, including the attribution of the change between average rental revenue per occupied home and Economic Occupancy (as defined below) for the six months ended June 30, 2023 (unaudited, dollars in thousands).

	Residential rental revenue				Average rental revenue per occupied home			Economic Occupancy (1)
			$ Change	% Change			% Change		% Change
	For the six months ended June 30,
	2023	2022	2023 to 2022	2023 to 2022	2023	2022	2023 to 2022	2023	2022	2023 to 2022
New England	$180,559	$164,074	$16,485	10.0%	$3,256	$2,938	10.8%	96.5%	97.3%	(0.8)%
Metro NY/NJ	263,316	239,186	24,130	10.1%	3,522	3,184	10.6%	95.9%	96.4%	(0.5)%
Mid-Atlantic	181,394	168,763	12,631	7.5%	2,380	2,217	7.4%	95.5%	95.4%	0.1%
Southeast Florida	36,792	32,288	4,504	13.9%	2,897	2,567	12.9%	96.8%	95.8%	1.0%
Denver, CO	13,881	12,975	906	7.0%	2,228	2,074	7.4%	95.6%	96.0%	(0.4)%
Pacific Northwest	83,400	77,586	5,814	7.5%	2,667	2,464	8.2%	95.2%	95.9%	(0.7)%
Northern California	209,996	195,945	14,051	7.2%	2,995	2,802	6.9%	96.3%	96.0%	0.3%
Southern California	266,631	255,605	11,026	4.3%	2,677	2,556	4.7%	96.1%	96.5%	(0.4)%
Other Expansion Regions	11,417	10,227	1,190	11.6%	2,160	1,943	11.2%	95.2%	94.8%	0.4%
Total Same Store	$1,247,386	$1,156,649	$90,737	7.8%	$2,889	$2,672	8.1%	96.0%	96.3%	(0.3)%
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

The following table details the increase in Same Store Residential rental revenue by component, for the three and six months ended June 30, 2023, compared to the prior year periods (unaudited):

	For the three months ended June 30,	For the six months ended June 30,
	2023	2023
Residential rental revenue
Lease rates	6.4%	7.1%
Concessions and other discounts	0.5%	0.9%
Economic Occupancy	(0.4)%	(0.3)%
Other rental revenue	0.9%	0.9%
Uncollectible lease revenue (excluding rent relief)	1.1%	1.3%
Rent relief	(2.2)%	(2.1)%
Total Residential rental revenue	6.3%	7.8%

The increase for Same Store Residential rental revenue for the three and six months ended June 30, 2023, compared to the prior year periods, was impacted by uncollectible lease revenue, net of amounts received from government rent relief programs. Same Store uncollectible lease revenue increased for the three months ended June 30, 2023 by $6,609,000 and increased for the six months ended June 30, 2023 by $9,442,000. The increase in uncollectible lease revenue was due to a decrease in government rent relief of $13,242,000 and $24,377,000 for the three and six months ended June 30, 2023, respectively, from the prior year periods. Adjusting to remove the impact of rent relief, uncollectible lease revenue as a percentage of Same Store Residential rental revenue decreased to 2.3% in the three months ended June 30, 2023 from 3.6% in the three months ended June 30, 2022. Adjusting to remove the impact of rent relief, uncollectible lease revenue as a percentage of Same Store Residential rental revenue decreased to 2.6% in the six months ended June 30, 2023 from 4.1% in the six months ended June 30, 2022.

In 2022 and early 2023, we were named as a defendant in cases alleging antitrust violations by RealPage, Inc. and owners and/or operators of multifamily housing which utilize revenue management systems provided by RealPage, Inc. We engaged with the plaintiffs' counsel to explain why we believe that these cases are without merit as they pertain to us. Following these discussions, the plaintiffs filed a notice of voluntary dismissal in July 2023, which resulted in us being dismissed without prejudice from these cases. We are not currently a defendant of any other cases with similar allegations.

Management, development and other fees increased $1,808,000, or 200.0%, and $2,122,000, or 128.1%, for the three and six months ended June 30, 2023, respectively, compared to the prior year periods, primarily due to development fees for work performed on previously disposed land adjacent to one of our Development Communities and revenue from a third-party servicing agreement we entered into for our centralized service center to provide comprehensive back-office, financial administrative support services in the current year periods.

Direct property operating expenses, excluding property taxes, increased $13,315,000, or 10.7%, and $23,835,000 or 9.6%, for the three and six months ended June 30, 2023, respectively, compared to the prior year periods, primarily due to the addition of newly developed apartment communities as well as increased operating expenses at our Same Store communities as discussed below.

Same Store Residential direct property operating expenses, excluding property taxes, represents substantially all of total Same Store direct operating expenses, excluding property taxes, for the three and six months ended June 30, 2023. Same Store Residential direct property operating expenses, excluding property taxes, increased $11,466,000, or 9.9%, and $21,274,000, or 9.3%, for the three and six months ended June 30, 2023, respectively, compared to the prior year periods, primarily due to increased utilities, maintenance costs, bad debt associated with resident expense reimbursements and legal and eviction costs as restrictions on managing delinquent accounts are eased or expire.

Property taxes increased $4,122,000, or 5.8%, and $7,880,000, or 5.6%, for the three and six months ended June 30, 2023, respectively, compared to the prior year periods, primarily due to the addition of newly developed apartment communities, increased assessments for our stabilized portfolio and the expiration of property tax incentive programs primarily at certain of our properties in New York City, partially offset by decreased property taxes from dispositions.

Same Store Residential property taxes represents substantially all of total Same Store property taxes for the three and six months ended June 30, 2023. Same Store Residential property taxes increased $3,303,000, or 5.1%, and $6,273,000, or 4.8%, for the three and six months ended June 30, 2023, respectively, compared to the prior year periods, due to increased assessments across the portfolio, successful appeals in the respective prior year periods and the expiration of property tax incentive programs primarily at certain of our properties in New York City.

Corporate-level property management and other indirect operating expenses increased $3,144,000, or 5.2%, for the six months ended June 30, 2023 compared to the prior year period, primarily due to increased costs related to initiatives to improve future efficiency in services for residents and prospects and investments in technology as well as increased compensation related costs.

Expensed transaction, development and other pursuit costs, net of recoveries primarily reflect costs incurred for development pursuits not yet considered probable for development, as well as write downs and abandonment of Development Rights and costs related to abandoned acquisition and disposition pursuits, offset by any recoveries of costs incurred. In periods of increased acquisition pursuit activity, periods of economic downturn or when there is limited access to capital, these costs can be volatile and may vary significantly from year to year. In addition, the timing for potential recoveries will not always align with the timing for expensing an abandoned pursuit. Expensed transaction, development and other pursuit costs, net of recoveries, decreased $1,103,000 and increased $902,000 for the three and six months ended June 30, 2023, respectively, compared to the prior year periods.

Interest expense, net decreased $7,212,000, or 12.3%, and $6,917,000, or 6.0%, for the three and six months ended June 30, 2023, respectively, compared to the prior year periods. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, interest income and any mark-to-market impact from derivatives not in qualifying hedge relationships. The decrease for the three and six months ended June 30, 2023 is primarily due an increase in interest income from an increase in both cash amounts invested and the return on investments and capitalized interest, partially offset by the increase in variable rates on unsecured and secured indebtedness.

Depreciation expense increased $1,244,000, or 0.6%, and $4,201,000, or 1.0%, for the three and six months ended June 30, 2023, respectively, compared to the prior year periods, primarily due to the addition of newly developed apartment communities, partially offset by dispositions.

General and administrative expense decreased $3,615,000, or 17.0%, for the three months ended June 30, 2023, as compared to the prior year period, primarily due to a decrease in compensation related expenses including expenses related to executive transition compensation costs in the current year period.

Casualty loss of $5,051,000 for the six months ended June 30, 2023 is due to charges recognized for the damages across certain of our communities in our Northeast and California regions related to severe weather.

Income from unconsolidated investments increased $2,490,000 and $7,018,000 for the three and six months ended June 30, 2023, respectively, compared to the prior year periods, primarily due to unrealized gains on property technology investments recognized in the current year periods and the recognition of $1,072,000 for our promoted interest associated with the achievement of a threshold return with the U.S. Fund in the current year periods.

Gain on sale of communities increased $186,918,000 and $38,105,000 for the three and six months ended June 30, 2023, respectively, compared to the prior year periods. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area. The gains of $187,322,000 for the three and six months ended June 30, 2023 were primarily due to the sale of two wholly-owned communities. The gain of $149,204,000 for the six months ended June 30, 2022 was primarily due to the sale of three wholly-owned communities.

Income tax benefit (expense) for the six months ended June 30, 2023 and 2022 is an expense of $3,343,000 and $2,312,000, respectively, primarily related to The Park Loggia.

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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Net income attributable to common stockholders	$367,923	$138,691	$514,825	$400,735
Depreciation - real estate assets, including joint venture adjustments	199,197	198,493	402,477	399,145
Distributions to noncontrolling interests	13	12	25	24
Loss (gain) on sale of previously depreciated real estate	(187,322)	(404)	(187,309)	(149,204)
Casualty loss on real estate	—	—	5,051	—
FFO attributable to common stockholders	379,811	336,792	735,069	650,700

Adjusting items:
Unconsolidated entity gains, net (1)	(1,795)	(2,040)	(4,851)	(2,295)
Joint venture promote (2)	(1,072)	—	(1,072)	—
Structured Investment Program loan reserve (3)	(105)	1,608	(124)	1,608
Hedge accounting activity	(37)	297	191	(432)
Advocacy contributions	200	384	200	534
Executive transition compensation costs	297	407	644	809
Severance related costs	327	24	1,500	65
Expensed transaction, development and other pursuit costs, net of recoveries	797	1,839	3,248	1,998
Other real estate activity	(341)	28	(470)	(245)
For-sale condominium imputed carry cost (4)	169	716	424	1,635
Legal settlements	148	129	50	259
Income tax (benefit) expense (5)	(217)	(159)	3,343	2,312
Core FFO attributable to common stockholders	$378,182	$340,025	$738,152	$656,948

Weighted average common shares outstanding - diluted	142,124,117	139,934,478	141,073,964	139,955,280

EPS per common share - diluted	$2.59	$0.99	$3.65	$2.86
FFO per common share - diluted	$2.67	$2.41	$5.21	$4.65
Core FFO per common share - diluted	$2.66	$2.43	$5.23	$4.69

_________________________
(1)Amounts consist primarily of net unrealized gains on technology investments.
(2)Amount is for our recognition of our promoted interest in the U.S. Fund.
(3)Amounts are the expected credit losses associated with the lending commitments under our SIP. The timing and amount of actual losses that will be incurred, if any, is to be determined.
(4)Represents the imputed carry cost of for-sale residential condominiums at The Park Loggia. We computed this adjustment by multiplying the total capitalized cost of completed and unsold for-sale residential condominiums by our weighted average unsecured debt rate.
(5)Amounts are primarily for the recognition of taxes associated with The Park Loggia.

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

We had cash, cash equivalents and cash in escrow of $946,998,000 at June 30, 2023, an increase of $212,753,000 from $734,245,000 at December 31, 2022. The following discussion relates to changes in cash, cash equivalents and cash in escrow due to operating, investing and financing activities.

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands):

	For the six months ended June 30,
	2023	2022
Net cash provided by operating activities	$742,579	$640,048
Net cash used in investing activities	$(297,877)	$(356,508)
Net cash used in financing activities	$(231,949)	$(567,137)
•Net cash provided by operating activities increased primarily due to increases in NOI.

•Net cash used in investing activities was primarily due to (i) investment of $453,139,000 in the development and redevelopment of communities and (ii) capital expenditures of $81,852,000 for our wholly-owned communities and non-real estate assets. These amounts were partially offset by net proceeds from the disposition of two operating communities and the sale of for-sale residential condominiums of $252,904,000.

•Net cash used in financing activities was primarily due to (i) payment of cash dividends in the amount of $454,323,000 and (ii) the repayment of the $250,000,000 fixed rate unsecured notes. These amounts were partially offset by the settlement of the Equity Forward for $491,912,000.

Variable Rate Unsecured Credit Facility

The $2,250,000,000 Credit Facility matures in September 2026. The interest rate that would be applicable to borrowings under the Credit Facility is 6.12% at July 31, 2023 and is composed of (i) SOFR plus (ii) the current borrowing spread to SOFR of 0.805% per annum, which consists of a 0.10% SOFR adjustment plus 0.705% per annum, assuming a daily SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.63% to SOFR plus 1.38% based upon the rating of our unsecured and unsubordinated long-term indebtedness. There is also an annual facility commitment fee of 0.12% of the borrowing capacity under the facility, which can vary from 0.095% to 0.295% based upon the rating of our unsecured and unsubordinated long-term indebtedness. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases by meeting or missing targets related to environmental sustainability, specifically greenhouse gas emission reductions, with the adjustment determined annually. The first determination under the sustainability-linked pricing component occurred in July 2023, resulting in reductions of approximately 0.02% to the interest rate margin and 0.005% to the commitment fee, until the next determination that is expected to occur in the third quarter of 2024, due to our achievement of sustainability targets.

The availability on the Credit Facility as of July 31, 2023 is as follows (dollars in thousands):

July 31, 2023

Credit Facility commitment	$2,250,000
Credit Facility outstanding	—
Commercial paper outstanding	—
Letters of credit outstanding (1)	(1,914)
Total Credit Facility available	$2,248,086
_____________________________________
(1)In addition, we had $52,682 outstanding in additional letters of credit unrelated to the Credit Facility as of July 31, 2023.

Commercial Paper Program

We have a Commercial Paper Program with the maximum aggregate face or principal amount outstanding at any one time not to exceed $500,000,000. The Commercial Paper Program is backstopped by our commitment to maintain available borrowing capacity under the Credit Facility in an amount equal to actual borrowings under the Commercial Paper Program. As of July 31, 2023, we did not have any amounts outstanding under the Commercial Paper Program.

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

We were in compliance with these covenants at June 30, 2023.

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

Continuous Equity Offering Program

Under the CEP, we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. During the three and six months ended June 30, 2023 and through July 31, 2023, we did not have any sales under this program. As of July 31, 2023, we had $705,961,000 remaining authorized for issuance under this program.

Forward Equity Offering

In addition to the CEP, during the three months ended June 30, 2023, we settled the Equity Forward issuing 2,000,000 shares of common stock, net of offering fees and discounts, for $491,912,000 or $245.96 per share.

Stock Repurchase Program

Under the Stock Repurchase Program, we may acquire shares of our common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000. During the three and six months ended June 30, 2023, we repurchased 4,800 and 11,800 shares of common stock, respectively, at an average price of $162.93 per share and $161.96 per share, respectively. In July 2023 through July 31, 2023, we had no repurchases of shares under this program. As of July 31, 2023, we had $314,237,000 remaining authorized for purchase under this program.

Interest Rate Swap Agreements

During the three and six months ended June 30, 2023, we entered into $50,000,000 and $250,000,000, respectively, of new forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of our anticipated future debt issuance activity in 2023 and 2024. We expect to cash settle the swaps and either pay or receive cash for the then current fair value. Assuming that we issue the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

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

During the six months ended June 30, 2023, we repaid $250,000,000 principal amount of our 2.85% unsecured notes upon maturity.

The following table details our consolidated debt obligations, including the effective interest rate and contractual maturity dates, and principal payments for periodic amortization and maturities for the next five years, excluding our Credit Facility and Commercial Paper Program and amounts outstanding related to communities classified as held for sale, for debt outstanding at June 30, 2023 and December 31, 2022 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest other than as disclosed related to the AVA Arts District construction loan (see "Unconsolidated Investments - Development Communities" for further discussion of the construction loan).

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
				12/31/2022	6/30/2023	2023	2024	2025	2026	2027	Thereafter
Tax-exempt bonds
Variable rate
Avalon Acton	5.05%	Jul-2040	(3)	$45,000	$45,000	$—	$—	$—	$—	$—	$45,000
Avalon Clinton North	5.70%	Nov-2038	(3)	147,000	147,000	—	—	—	—	700	146,300
Avalon Clinton South	5.70%	Nov-2038	(3)	121,500	121,500	—	—	—	—	600	120,900
Avalon Midtown West	5.65%	May-2029	(3)	82,700	76,600	—	6,800	7,300	8,100	8,800	45,600
Avalon San Bruno I	5.59%	Dec-2037	(3)	60,950	59,650	900	2,300	2,400	2,500	2,800	48,750
				457,150	449,750	900	9,100	9,700	10,600	12,900	406,550
Conventional loans
Fixed rate
$250 million unsecured notes	—%	Mar-2023	(4)	250,000	—	—	—	—	—	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	350,000	—	—	—	—	—
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	300,000	—	—	—	—
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	525,000	—	—	—
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	300,000	—	—	—
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	475,000	—	—
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	300,000	—	—
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	—	400,000	—
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	—	450,000
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	—	—	450,000
$700 million unsecured notes	2.69%	Mar-2030		700,000	700,000	—	—	—	—	—	700,000
$600 million unsecured notes	2.65%	Jan-2031		600,000	600,000	—	—	—	—	—	600,000
$700 million unsecured notes	2.16%	Jan-2032		700,000	700,000	—	—	—	—	—	700,000
$400 million unsecured notes	2.03%	Dec-2028		400,000	400,000	—	—	—	—	—	400,000
$350 million unsecured notes	4.38%	Feb-2033		350,000	350,000	—	—	—	—	—	350,000
Avalon Walnut Creek	4.00%	Jul-2066		4,327	4,327	—	—	—	—	—	4,327
eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	—	41,400	—
eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	—	111,500	—
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	—	32,200	—
Avalon San Bruno III	2.38%	Mar-2027		51,000	51,000	—	—	—	—	51,000	—
Avalon Cerritos	3.35%	Aug-2029		30,250	30,250	—	—	—	—	—	30,250
				7,770,677	7,520,677	350,000	300,000	825,000	775,000	636,100	4,634,577

Variable rate
Term Loan - $150 million	6.16%	Feb-2024		150,000	150,000	—	150,000	—	—	—	—

Total indebtedness - excluding Credit Facility and Commercial Paper				$8,377,827	$8,120,427	$350,900	$459,100	$834,700	$785,600	$649,000	$5,041,127
_________________________
(1)Rates are as of June 30, 2023 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark-to-market amortization and other fees.
(2)Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $44,307 and $47,695 as of June 30, 2023 and December 31, 2022, respectively, and deferred financing costs and debt discount associated with secured notes of $13,421 and $14,087 as of June 30, 2023 and December 31, 2022, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.
(3)Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.
(4)During 2023, we repaid this borrowing at its scheduled maturity date.

In addition to consolidated debt, we have scheduled contractual obligations associated with (i) ground leases for land underlying current operating or development communities and commercial and parking facilities and (ii) office leases for our corporate headquarters and regional offices. As of June 30, 2023, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

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

In 2023, we expect to continue to meet our liquidity needs from one or more of a variety of internal and external sources, which may include (i) real estate dispositions, (ii) cash balances on hand as well as cash generated from our operating activities, (iii) borrowing capacity under the Credit Facility, (iv) borrowings under the Commercial Paper Program and (v) secured and unsecured debt financings. Additional sources of liquidity in 2023 may include the issuance of common and preferred equity, including the issuance of shares of our common stock under the CEP. Our ability to obtain additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments - Operating Communities

As of June 30, 2023, we had investments in the following unconsolidated real estate entities accounted for under the equity method of accounting, excluding development joint ventures. See Note 5, "Investments," of the Condensed Consolidated Financial Statements included elsewhere in this report. For joint ventures holding operating apartment communities as of June 30, 2023, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of apartment homes	Total capitalized cost	Debt (1)
				Principal Amount		Interest rate	Maturity date
Unconsolidated Real Estate Investments					Type

NYTA MF Investors, LLC
1. Avalon Bowery Place I - New York, NY		206	$214,791	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II - New York, NY		90	91,326	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside - New York, NY (2)		295	211,763	111,530	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea - New York, NY (3)		305	129,086	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line - New York, NY (3)		405	122,256	84,000	Fixed	4.01%	Jan 2029
Total NYTA MF Investors, LLC	20.0%	1,301	769,222	394,969		3.88%

Other Operating Joint Ventures
1. MVP I, LLC - Avalon at Mission Bay II - San Francisco, CA	25.0%	313	129,466	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC - Brandywine - Washington, D.C.	28.7%	305	19,670	19,399	Fixed	3.40%	Jun 2028
3. Avalon Alderwood MF Member, LLC - Avalon Alderwood Place - Lynnwood, WA	50.0%	328	108,786	—	N/A	N/A	N/A
Total Other Joint Ventures		946	257,922	122,399		3.27%

Total Unconsolidated Real Estate Investments (4)		2,247	$1,027,144	$517,368		3.73%
_____________________________
(1)We have not guaranteed the debt of these unconsolidated investees and bear no responsibility for the repayment unless otherwise disclosed.
(2)Borrowing on this community is comprised of two mortgage loans. The interest rate is the weighted average interest rate as of June 30, 2023.
(3)Borrowing on this dual-branded community is comprised of a single mortgage loan. This dual-branded community is subject to a leasehold interest which is not included in the total capitalized cost.
(4)In addition to leasehold assets, there were net other assets of $37,641 as of June 30, 2023 associated with our unconsolidated real estate investments which are primarily cash and cash equivalents.

We have an equity interest of 28.6% in the U.S. Fund and upon achievement of a threshold return, we have a right to incentive distributions for our promoted interest based on the returns earned by the U.S. Fund. During the three months ended June 30, 2023, we recognized income of $1,072,000 for our promoted interest included in income from unconsolidated investments on the accompanying Condensed Consolidated Statements of Comprehensive Income. The U.S. Fund sold its final three communities in 2022 and is in the process of being dissolved.

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
(3)As of June 30, 2023, we had contributed an equity investment in AVA Arts District of $31,776. The remaining development costs are primarily expected to be funded by the venture's variable rate construction loan. The venture had drawn $111,662 of the $167,147 maximum borrowing capacity of the construction loan as of June 30, 2023. While we guarantee the construction loan on behalf of the venture, any amounts under the guarantee are obligations of the venture partners in proportion to ownership interest.

Development Communities

As of June 30, 2023, we owned or held a direct interest in 17 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 5,761 apartment homes and 29,000 square feet of commercial space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,293,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate.

The following table presents a summary of the Development Communities.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy	Estimated completion	Estimated stabilized operations (2)
1.	Avalon Somerville Station Somerville, NJ	374	$123	Q4 2020	Q2 2022	Q3 2023	Q4 2023
2.	Avalon North Andover North Andover, MA	221	78	Q2 2021	Q4 2022	Q3 2023	Q4 2023
3.	Avalon Merrick Park (3) Miami, FL	254	103	Q2 2021	Q2 2023	Q3 2023	Q2 2024
4.	Avalon Amityville Amityville, NY	338	135	Q2 2021	Q3 2023	Q2 2024	Q4 2024
5.	Avalon Bothell Commons I Bothell, WA	467	236	Q2 2021	Q3 2023	Q3 2024	Q2 2025
6.	Avalon Westminster Promenade Westminster, CO	312	110	Q3 2021	Q1 2024	Q2 2024	Q1 2025
7.	Avalon West Dublin Dublin, CA	499	270	Q3 2021	Q4 2023	Q4 2024	Q2 2025
8.	Avalon Princeton Circle Princeton, NJ	221	88	Q4 2021	Q2 2023	Q1 2024	Q3 2024
9.	Avalon Montville Montville, NJ	349	127	Q4 2021	Q4 2023	Q3 2024	Q4 2024
10.	Avalon Redmond Campus (4) Redmond, WA	214	85	Q4 2021	Q4 2023	Q2 2024	Q4 2024
11.	Avalon Governor's Park Denver, CO	304	135	Q1 2022	Q2 2024	Q3 2024	Q2 2025
12.	Avalon West Windsor (5) West Windsor, NJ	535	201	Q2 2022	Q2 2025	Q3 2026	Q1 2027
13.	Avalon Durham (3) Durham, NC	336	125	Q2 2022	Q2 2024	Q3 2024	Q2 2025
14.	Avalon Annapolis Annapolis, MD	508	202	Q3 2022	Q3 2024	Q3 2025	Q2 2026
15.	Kanso Milford Milford, MA	162	65	Q4 2022	Q1 2024	Q3 2024	Q1 2025
16.	Avalon Lake Norman (3) Mooresville, NC	345	101	Q1 2023	Q4 2024	Q4 2025	Q2 2026
17.	Avalon Hunt Valley West Hunt Valley, MD	322	109	Q2 2023	Q1 2025	Q1 2026	Q3 2026
	Total	5,761	$2,293
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
(3)Communities being developed through our Developer Funding Program. We use the DFP to accelerate wholly-owned development in our expansion regions, by utilizing third-party multifamily developers to source and construct communities which we own and operate.
(4)Avalon Redmond Campus is a densification of the existing eaves Redmond Campus wholly-owned community, replacing 48 existing older apartment homes that were demolished.
(5)Development Communities containing at least 10,000 square feet of commercial space include Avalon West Windsor (19,000 square feet).

During the three months ended June 30, 2023, we completed the development of the following wholly-owned communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	Avalon Harrison (2) Harrison, NY	143	$94	171,036	$550
2.	Avalon Brighton Boston, MA	180	90	167,230	$538
	Total	323	$184
____________________________________
(1)Total capitalized cost is as of June 30, 2023. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.
(2)Avalon Harrison contains 27,000 square feet of commercial space.

Development Rights

At June 30, 2023, we had $195,115,000 in acquisition and related capitalized costs for direct interests in eight land parcels we own. In addition, we had $71,421,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to (i) 31 Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land, as well as (ii) costs incurred for four Development Rights that we expect to construct as additional phases of our existing stabilized operating communities on land we own. Collectively, the land held for development and associated costs for deferred development rights relate to 43 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 14,993 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. For the three and six months ended June 30, 2023, we incurred a charge of $1,261,000 and $4,253,000, respectively, for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed.

Structured Investment Program

In July 2023, we entered into an additional mezzanine loan commitment, agreeing to fund up to $20,900,000 of a multifamily development project in North Carolina. As of July 31, 2023, we had commitments to fund four mezzanine loans of up to $113,275,000 in the aggregate under the SIP in our existing markets. As of July 31, 2023, the mezzanine loans have a weighted average rate of return of 10.4% and mature at various dates on or before July 2027. As of July 31, 2023, we had funded $63,553,000 of these commitments. See Note 5, "Investments," of the Condensed Consolidated Financial Statements included elsewhere in this report.

You should carefully review Part I, Item 1A. "Risk Factors" of our Form 10-K, as well as the discussion under Part II, Item 1A. "Risk Factors" in this report, for a discussion of the risks associated with our investment activity.

Supplemental U.S. Federal Income Tax Considerations
The following discussion supplements and updates the disclosures under “Certain U.S. Federal Income Tax Considerations and Consequences of Your Investment” in the prospectus dated February 25, 2021 (the “Base Prospectus”) contained in our Registration Statement on Form S-3 filed with the SEC on February 25, 2021 (the “Registration Statement”), as supplemented by the discussion under the heading “Supplemental U.S. Federal Income Tax Considerations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

The second paragraph under the heading “—U.S. Taxation of Non-U.S. Stockholders-Distributions Attributable to Sale or Exchange of Real Property” in the Base Prospectus is hereby deleted and replaced with the following:

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

•regulatory changes that may affect us;

•the impact of a pandemic or other public health event on our business, results of operations and financial condition; and

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

•an outbreak of disease or other public health event may affect the multifamily industry and general economy, including from measures taken by businesses and the government and the preferences of consumers and businesses for living and working arrangements both during and after such an event;

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

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April 1- April 30, 2023	5,363	$163.47	4,800	$314,237
May 1- May 31, 2023	959	$179.63	—	$314,237
June 1- June 30, 2023	—	$—	—	$314,237
Total	6,322	$165.92	4,800
___________________________________

(1)Consists of shares surrendered to the Company in connection with exercise of stock options as payment of exercise price and activity under the Stock Repurchase Program, as well as for taxes associated with the vesting of restricted share grants and the conversion of performance awards to shares of common stock.
(2)The Board of Directors approved the Stock Repurchase Program in July 2020, under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000. Purchases of common stock under the 2020 Stock Repurchase Program may be exercised from time to time in the Company’s discretion and in such amounts as market conditions warrant. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

During the three months ended June 30, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
The following financial materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements. (Filed herewith.)

104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document). (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	August 4, 2023	/s/ Benjamin W. Schall
Benjamin W. Schall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 4, 2023	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)