Form 10-Q
period 2023-09-30
AVALONBAY COMMUNITIES INC
filed 2023-11-03
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

142,015,112 shares of common stock, par value $0.01 per share, were outstanding as of October 31, 2023.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,671,252	$4,640,971
Buildings and improvements	19,043,489	18,804,510
Furniture, fixtures and equipment	1,252,247	1,174,135
	24,966,988	24,619,616
Less accumulated depreciation	(7,349,202)	(6,878,556)
Net operating real estate	17,617,786	17,741,060
Construction in progress, including land	1,317,350	1,072,543
Land held for development	183,158	179,204
Real estate assets held for sale, net	24,731	—
Total real estate, net	19,143,025	18,992,807

Cash and cash equivalents	508,571	613,189
Restricted cash	271,535	121,056
Unconsolidated investments	217,449	212,084
Deferred development costs	64,147	58,489
Prepaid expenses and other assets	362,332	316,808
Right of use lease assets	135,779	143,331
Total assets	$20,702,838	$20,457,764

LIABILITIES AND EQUITY
Unsecured notes, net	$7,207,793	$7,602,305
Variable rate unsecured credit facility and commercial paper, net	69,989	—
Mortgage notes payable, net	669,212	713,740
Dividends payable	237,599	226,022
Payables for construction	95,758	72,802
Accrued expenses and other liabilities	355,676	306,186
Lease liabilities	154,451	162,671
Accrued interest payable	69,174	54,100
Resident security deposits	63,856	63,700
Total liabilities	8,923,508	9,201,526

Commitments and contingencies

Redeemable noncontrolling interests	1,729	2,685

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at September 30, 2023 and December 31, 2022; zero shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at September 30, 2023 and December 31, 2022; 142,013,995 and 139,916,864 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,420	1,400
Additional paid-in capital	11,278,650	10,765,431
Accumulated earnings less dividends	470,980	485,221
Accumulated other comprehensive income	26,474	1,424
Total stockholders' equity	11,777,524	11,253,476
Noncontrolling interests	77	77
Total equity	11,777,601	11,253,553
Total liabilities and equity	$20,702,838	$20,457,764

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenue:
Rental and other income	$695,701	$663,889	$2,057,492	$1,920,721
Management, development and other fees	1,934	1,399	5,712	3,054
Total revenue	697,635	665,288	2,063,204	1,923,775

Expenses:
Operating expenses, excluding property taxes	175,191	165,580	509,871	473,281
Property taxes	78,399	75,091	227,882	216,695
Expensed transaction, development and other pursuit costs, net of recoveries	18,959	6,514	23,212	9,865
Interest expense, net	48,115	57,290	156,521	172,613
Loss on extinguishment of debt, net	150	1,646	150	1,646
Depreciation expense	200,982	206,658	606,271	607,746
General and administrative expense	20,466	14,611	58,542	53,323
Casualty loss	3,499	—	8,550	—
Total expenses	545,761	527,390	1,590,999	1,535,169

Income from unconsolidated investments	1,930	43,777	11,745	46,574
Gain on sale of communities	22,121	318,289	209,430	467,493
Other real estate activity	237	319	707	564

Income before income taxes	176,162	500,283	694,087	903,237
Income tax expense	(4,372)	(5,651)	(7,715)	(7,963)

Net income	171,790	494,632	686,372	895,274
Net loss attributable to noncontrolling interests	241	115	484	208

Net income attributable to common stockholders	$172,031	$494,747	$686,856	$895,482

Other comprehensive income:
Gain on cash flow hedges	15,502	8,188	23,988	26,102
Cash flow hedge losses reclassified to earnings	354	1,013	1,062	3,039
Comprehensive income	$187,887	$503,948	$711,906	$924,623

Earnings per common share - basic:
Net income attributable to common stockholders	$1.21	$3.54	$4.86	$6.40

Earnings per common share - diluted:
Net income attributable to common stockholders	$1.21	$3.53	$4.86	$6.40

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$686,372	$895,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	606,271	607,746
Amortization of deferred financing costs and debt discount	9,450	8,102
Loss on extinguishment of debt, net	150	1,646
Amortization of stock-based compensation	21,849	26,774
Equity in loss (income) of, and return on, unconsolidated investments and noncontrolling interests, net of eliminations	2,895	(4,180)
Casualty loss	4,173	—
Abandonment of development pursuits	23,212	4,069
Cash flow hedge losses reclassified to earnings	1,062	3,039
Gain on sale of real estate assets	(210,409)	(507,763)
Decrease in prepaid expenses and other assets	(3,206)	(22,511)
Increase in accrued expenses, other liabilities and accrued interest payable	72,023	68,244
Net cash provided by operating activities	1,213,842	1,080,440

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(691,543)	(681,937)
Acquisition of real estate assets	(83,348)	(459,695)
Capital expenditures - existing real estate assets	(121,644)	(117,812)
Capital expenditures - non-real estate assets	(13,116)	(5,667)
Increase in payables for construction	22,956	8,863
Proceeds from sale of real estate and for-sale condominiums, net of selling costs	359,477	879,828
Note receivable lending	(47,616)	(15,584)
Note receivable payments	230	4,021
Distributions from unconsolidated entities	5,385	50,990
Unconsolidated investments	(13,645)	(11,496)
Net cash used in investing activities	(582,864)	(348,489)

Cash flows from financing activities:
Issuance of common stock, net	494,810	1,962
Repurchase of common stock, net	(1,911)	—
Dividends paid	(688,486)	(667,393)
Net borrowings under unsecured credit facility and commercial paper	69,989	49,985
Repayments of mortgage notes payable, including prepayment penalties	(45,700)	(43,131)
Repayment of unsecured notes	(400,000)	(100,000)
Payment of deferred financing costs	(662)	(11,953)
Redemption of noncontrolling interest and units for cash by minority partners	(1,355)	—
Payments to noncontrolling interest	—	(38)
Payments related to tax withholding for share-based compensation	(10,529)	(16,872)
Distributions to DownREIT partnership unitholders	(25)	(36)
Distributions to joint venture and profit-sharing partners	(308)	(277)
Preferred interest obligation redemption and dividends	(940)	(860)
Net cash used in financing activities	(585,117)	(788,613)

Net increase (decrease) in cash, cash equivalents and restricted cash	45,861	(56,662)

Cash, cash equivalents and restricted cash, beginning of period	734,245	543,788
Cash, cash equivalents and restricted cash, end of period	$780,106	$487,126

Cash paid during the period for interest, net of amount capitalized	$130,680	$144,833
See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$508,571	$200,999
Restricted cash	271,535	286,127
Cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$780,106	$487,126

Supplemental disclosures of non-cash investing and financing activities:

During the nine months ended September 30, 2023:

•As described in Note 4, "Equity," the Company issued 152,894 shares of common stock as part of the Company's stock-based compensation plans, of which 60,016 shares related to the conversion of performance awards to shares of common stock, and the remaining 92,878 shares valued at $16,507,000 were issued in connection with new stock grants; 2,577 shares valued at $463,000 were issued through the Company's dividend reinvestment plan; 62,482 shares valued at $10,559,000 were withheld to satisfy employees' tax withholding and other liabilities; and 2,119 forfeited restricted shares with an aggregate value of $413,000.

•Common stock dividends declared but not paid totaled $235,659,000.

•The Company recorded (i) an increase to prepaid expenses and other assets of $23,988,000 and a corresponding adjustment to accumulated other comprehensive income; and (ii) reclassified $1,062,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company's derivative and hedging activity.

During the nine months ended September 30, 2022:

•The Company issued 136,115 shares of common stock as part of the Company's stock-based compensation plans, of which 54,053 shares related to the conversion of performance awards to shares of common stock, and the remaining 82,062 shares valued at $19,286,000 were issued in connection with new stock grants; 2,057 shares valued at $461,000 were issued through the Company's dividend reinvestment plan; 72,132 shares valued at $16,872,000 were withheld to satisfy employees' tax withholding and other liabilities; and 3,235 forfeited restricted shares with an aggregate value of $689,000.

•Common stock dividends declared but not paid totaled $223,638,000.

•The Company recorded an increase of $33,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•The Company recorded (i) an increase to prepaid expenses and other assets of $26,102,000 and a corresponding adjustment to accumulated other comprehensive income and (ii) reclassified $3,039,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company's derivative and hedging activity.

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

At September 30, 2023, the Company owned or held a direct or indirect ownership interest in 296 operating apartment communities containing 89,240 apartment homes in 12 states and the District of Columbia, of which 17 communities were under development and one was under redevelopment. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 38 communities that, if developed as expected, will contain an estimated 13,449 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

Capitalized terms used without definition have meanings provided elsewhere in this Form 10-Q.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents includes all cash and liquid investments with an original maturity of three months or less from the date acquired. Restricted cash includes principal reserve funds that are restricted for the repayment of specified secured financing, amounts the Company has designated for planned 1031 exchange activity and resident security deposits. The majority of the Company's cash, cash equivalents and restricted cash are held at major commercial banks.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Basic and diluted shares outstanding
Weighted average common shares - basic	141,838,841	139,640,421	141,128,506	139,610,205
Weighted average DownREIT units outstanding	—	7,500	4,670	7,500
Effect of dilutive securities	359,258	334,038	315,499	346,467
Weighted average common shares - diluted	142,198,099	139,981,959	141,448,675	139,964,172

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$172,031	$494,747	$686,856	$895,482
Net income allocated to unvested restricted shares	(309)	(888)	(1,229)	(1,662)
Net income attributable to common stockholders - basic	$171,722	$493,859	$685,627	$893,820

Weighted average common shares - basic	141,838,841	139,640,421	141,128,506	139,610,205

Earnings per common share - basic	$1.21	$3.54	$4.86	$6.40

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$172,031	$494,747	$686,856	$895,482
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	—	12	25	36
Net income attributable to common stockholders - diluted	$172,031	$494,759	$686,881	$895,518

Weighted average common shares - diluted	142,198,099	139,981,959	141,448,675	139,964,172

Earnings per common share - diluted	$1.21	$3.53	$4.86	$6.40

Certain options to purchase shares of common stock in the amounts of 25,537 and 9,793 were outstanding as of September 30, 2023 and 2022, respectively, but were not included in the computation of diluted earnings per share because such options were anti-dilutive for the period.

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

Legal and Other Contingencies

As of September 30, 2023, the Company was involved in various claims and/or administrative proceedings that arise in the ordinary course of its business. The Company recognizes a loss associated with contingent legal matters when the loss is probable and estimable. While no assurances can be given, the Company does not currently believe that any of such matters, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations. See Note 12, "Subsequent Events," for further discussion of legal and other contingencies.

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

Income Taxes

The Company recognized income tax expense of $4,372,000 and $7,715,000 for the three and nine months ended September 30, 2023, respectively, and $5,651,000 and $7,963,000 for the three and nine months ended September 30, 2022, respectively, primarily related to The Park Loggia.

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

The following table details the Company’s revenue disaggregated by reportable operating segment, further discussed in Note 8, “Segment Reporting,” for the three and nine months ended September 30, 2023 and 2022. Segment information for total revenue excludes real estate assets that were sold from January 1, 2022 through September 30, 2023, or otherwise qualify as held for sale as of September 30, 2023, as described in Note 6, "Real Estate Disposition Activities" (dollars in thousands):

	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the three months ended September 30, 2023
Management, development and other fees and other ancillary items	$—	$—	$—	$1,934	$1,934
Non-lease related revenue (2)	2,917	1,430	80	—	4,427
Total non-lease revenue (3)	2,917	1,430	80	1,934	6,361

Lease income (4)	639,176	31,811	17,229	—	688,216

Total revenue	$642,093	$33,241	$17,309	$1,934	$694,577

For the three months ended September 30, 2022
Management, development and other fees and other ancillary items	$—	$—	$—	$1,399	$1,399
Non-lease related revenue (2)	2,477	811	32	—	3,320
Total non-lease revenue (3)	2,477	811	32	1,399	4,719

Lease income (4)	609,311	27,335	7,681	—	644,327

Total revenue	$611,788	$28,146	$7,713	$1,399	$649,046

	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the nine months ended September 30, 2023
Management, development and other fees and other ancillary items	$—	$—	$—	$5,712	$5,712
Non-lease related revenue (2)	8,121	3,830	195	—	12,146
Total non-lease revenue (3)	8,121	3,830	195	5,712	17,858

Lease income (4)	1,890,920	93,380	40,644	—	2,024,944

Total revenue	$1,899,041	$97,210	$40,839	$5,712	$2,042,802

For the nine months ended September 30, 2022
Management, development and other fees and other ancillary items	$—	$—	$—	$3,054	$3,054
Non-lease related revenue (2)	7,493	1,777	78	—	9,348
Total non-lease revenue (3)	7,493	1,777	78	3,054	12,402

Lease income (4)	1,770,815	60,702	20,193	—	1,851,710

Total revenue	$1,778,308	$62,479	$20,271	$3,054	$1,864,112
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

Due to the nature and timing of the Company’s identified revenue streams, there were no material amounts of outstanding or unsatisfied performance obligations as of September 30, 2023.

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

The Company recorded an aggregate offset to income for uncollectible lease revenue, net of amounts received from government rent relief programs, for its residential and commercial portfolios of $13,363,000 and $10,607,000 for the three months ended September 30, 2023 and 2022, respectively, and $43,667,000 and $31,267,000 for the nine months ended September 30, 2023 and 2022, respectively, under ASC 842 and ASC 450.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $12,170,000 and $9,131,000 for the three months ended September 30, 2023 and 2022, respectively, and $34,794,000 and $24,424,000 for the nine months ended September 30, 2023 and 2022, respectively.

3.  Debt

The Company's debt, which consists of unsecured notes, the variable rate unsecured term loan (the "Term Loan"), mortgage notes payable, the Credit Facility and the Commercial Paper Program, each as defined below, as of September 30, 2023 and December 31, 2022 is summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of September 30, 2023 and December 31, 2022, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities"). The weighted average interest rates in the following table for secured and unsecured notes include costs of financing such as credit enhancement fees, trustees' fees, the impact of interest rate hedges and mark-to-market adjustments.

	September 30, 2023		December 31, 2022

Fixed rate unsecured notes	$7,250,000	3.3%	$7,500,000	3.3%
Term Loan	—	—%	150,000	5.4%
Fixed rate mortgage notes payable - conventional and tax-exempt	270,851	3.4%	270,677	3.4%
Variable rate mortgage notes payable - conventional and tax-exempt	411,450	5.6%	457,150	5.3%
Total mortgage notes payable and unsecured notes and Term Loan	7,932,301	3.4%	8,377,827	3.4%
Credit Facility	—	—%	—	—%
Commercial paper	70,000	5.9%	—	—%
Total principal outstanding	8,002,301	3.4%	8,377,827	3.4%
Less deferred financing costs and debt discount (1)	(55,296)		(61,782)
Total	$7,947,005		$8,316,045
_____________________________________
(1)Excludes deferred financing costs and debt discount associated with the Credit Facility and the Commercial Paper Program which are included in prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

The Company has a $2,250,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in September 2026. The interest rate that would be applicable to borrowings under the Credit Facility was 6.12% at September 30, 2023 and was composed of (i) the Secured Overnight Financing Rate ("SOFR") plus (ii) the current borrowing spread to SOFR of 0.805% per annum, which consisted of a 0.10% SOFR adjustment plus 0.705% per annum, assuming a daily SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.63% to SOFR plus 1.38% based upon the rating of the Company's unsecured and unsubordinated long-term indebtedness. There is also an annual facility commitment fee of 0.12% of the borrowing capacity under the facility, which can vary from 0.095% to 0.295% based upon the rating of the Company's unsecured and unsubordinated long-term indebtedness. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases by meeting or missing targets related to environmental sustainability, specifically greenhouse gas emission reductions, with the adjustment determined annually. The first determination under the sustainability-linked pricing component occurred in July 2023, resulting in reductions of approximately 0.02% to the interest rate margin and 0.005% to the commitment fee due to our achievement of sustainability targets.

The availability on the Company's Credit Facility as of September 30, 2023 and December 31, 2022, respectively, was as follows (dollars in thousands):

	September 30, 2023	December 31, 2022

Credit Facility commitment	$2,250,000	$2,250,000
Credit Facility outstanding	—	—
Commercial paper outstanding	(70,000)	—
Letters of credit outstanding (1)	(1,914)	(1,914)
Total Credit Facility available	$2,178,086	$2,248,086
_____________________________________
(1)In addition, the Company had $50,418 and $48,740 outstanding in additional letters of credit unrelated to the Credit Facility as of September 30, 2023 and December 31, 2022, respectively.

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

The following debt activity occurred during the nine months ended September 30, 2023:

•In March 2023, the Company repaid $250,000,000 principal amount of its 2.85% unsecured notes at its maturity.

•In September 2023, the Company repaid its $150,000,000 Term Loan at par in advance of its February 2024 scheduled maturity.

•In September 2023, the Company utilized $37,600,000 of restricted cash held in a principal reserve fund to repay a portion of the outstanding secured variable rate indebtedness of Avalon Clinton North and Avalon Clinton South.

In the aggregate, secured notes payable mature at various dates from March 2027 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,159,639,000, excluding communities classified as held for sale, as of September 30, 2023).

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at September 30, 2023 were as follows (dollars in thousands):

Year	Secured notes principal payments and maturities	Unsecured notes maturities	Stated interest rate of unsecured notes
2023	$200	$350,000	4.20%
2024	9,100	300,000	3.50%
2025	9,700	525,000	3.45%
		300,000	3.50%
2026	10,600	475,000	2.95%
		300,000	2.90%
2027	249,000	400,000	3.35%
2028	17,600	450,000	3.20%
		400,000	1.90%
2029	74,750	450,000	3.30%
2030	9,000	700,000	2.30%
2031	9,600	600,000	2.45%
2032	10,300	700,000	2.05%
Thereafter	282,451	350,000	5.00%
		350,000	3.90%
		300,000	4.15%
		300,000	4.35%
	$682,301	$7,250,000

The Company was in compliance at September 30, 2023 with customary covenants under the Credit Facility and the Commercial Paper Program and the indentures under which the Company's unsecured notes were issued.

4.  Equity

The following summarizes the changes in equity for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive income (loss)	Total stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2022	$1,400	$10,765,431	$485,221	$1,424	$11,253,476	$77	$11,253,553
Net income attributable to common stockholders	—	—	146,902	—	146,902	—	146,902
Loss on cash flow hedges, net	—	—	—	(340)	(340)	—	(340)
Cash flow hedge losses reclassified to earnings	—	—	—	354	354	—	354
Change in redemption value of redeemable noncontrolling interest	—	—	(286)	—	(286)	—	(286)
Dividends declared to common stockholders ($1.65 per share)	—	—	(230,958)	—	(230,958)	—	(230,958)
Issuance of common stock, net of withholdings	1	(11,554)	1,590	—	(9,963)	—	(9,963)
Repurchase of common stock, including repurchase costs	—	(539)	(590)	—	(1,129)	—	(1,129)
Amortization of deferred compensation	—	11,123	—	—	11,123	—	11,123
Balance at March 31, 2023	$1,401	$10,764,461	$401,879	$1,438	$11,169,179	$77	$11,169,256
Net income attributable to common stockholders	—	—	367,923	—	367,923	—	367,923
Gain on cash flow hedges, net	—	—	—	8,826	8,826	—	8,826
Cash flow hedge losses reclassified to earnings	—	—	—	354	354	—	354
Change in redemption value of redeemable noncontrolling interest	—	—	(367)	—	(367)	—	(367)
Dividends declared to common stockholders ($1.65 per share)	—	—	(234,774)	—	(234,774)	—	(234,774)
Issuance of common stock, net of withholdings	19	494,643	43	—	494,705	—	494,705
Repurchase of common stock, including repurchase costs	—	(369)	(413)	—	(782)	—	(782)
Amortization of deferred compensation	—	10,424	—	—	10,424	—	10,424
Balance at June 30, 2023	$1,420	$11,269,159	$534,291	$10,618	$11,815,488	$77	$11,815,565
Net income attributable to common stockholders	—	—	172,031	—	172,031	—	172,031
Gain on cash flow hedges, net	—	—	—	15,502	15,502	—	15,502
Cash flow hedge losses reclassified to earnings	—	—	—	354	354	—	354
Change in redemption value of redeemable noncontrolling interest	—	—	(564)	—	(564)	—	(564)
Dividends declared to common stockholders ($1.65 per share)	—	—	(234,777)	—	(234,777)	—	(234,777)
Issuance of common stock, net of withholdings	—	(28)	(1)	—	(29)	—	(29)
Amortization of deferred compensation	—	9,519	—	—	9,519	—	9,519
Balance at September 30, 2023	$1,420	$11,278,650	$470,980	$26,474	$11,777,524	$77	$11,777,601

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive income (loss)	Total stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2021	$1,398	$10,716,414	$240,821	$(26,106)	$10,932,527	$566	$10,933,093
Net income attributable to common stockholders	—	—	262,044	—	262,044	—	262,044
Gain on cash flow hedges, net	—	—	—	10,155	10,155	—	10,155
Cash flow hedge losses reclassified to earnings	—	—	—	1,013	1,013	—	1,013
Change in redemption value of redeemable noncontrolling interest	—	—	(43)	—	(43)	—	(43)
Noncontrolling interest distribution and income allocation	—	—	—	—	—	(10)	(10)
Dividends declared to common stockholders ($1.59 per share)	—	—	(222,373)	—	(222,373)	—	(222,373)
Issuance of common stock, net of withholdings	1	(14,263)	(1,501)	—	(15,763)	—	(15,763)
Amortization of deferred compensation	—	9,176	—	—	9,176	—	9,176
Balance at March 31, 2022	$1,399	$10,711,327	$278,948	$(14,938)	$10,976,736	$556	$10,977,292
Net income attributable to common stockholders	—	—	138,691	—	138,691	—	138,691
Gain on cash flow hedges, net	—	—	—	7,759	7,759	—	7,759
Cash flow hedge losses reclassified to earnings	—	—	—	1,013	1,013	—	1,013
Change in redemption value of redeemable noncontrolling interest	—	—	168	—	168	—	168
Noncontrolling interest distribution and income allocation	—	—	—	—	—	(6)	(6)
Dividends declared to common stockholders ($1.59 per share)	—	—	(222,772)	—	(222,772)	—	(222,772)
Issuance of common stock, net of withholdings	—	1,683	—	—	1,683	—	1,683
Amortization of deferred compensation	—	14,183	—	—	14,183	—	14,183
Balance at June 30, 2022	$1,399	$10,727,193	$195,035	$(6,166)	$10,917,461	$550	$10,918,011
Net income attributable to common stockholders	—	—	494,747	—	494,747	—	494,747
Gain on cash flow hedges, net	—	—	—	8,188	8,188	—	8,188
Cash flow hedge losses reclassified to earnings	—	—	—	1,013	1,013	—	1,013
Change in redemption value of redeemable noncontrolling interest	—	—	(158)	—	(158)	—	(158)
Noncontrolling interest distribution and income allocation	—	—	—	—	—	1	1
Dividends declared to common stockholders ($1.59 per share)	—	—	(222,753)	—	(222,753)	—	(222,753)
Issuance of common stock, net of withholdings	—	(384)	17	—	(367)	—	(367)
Amortization of deferred compensation	—	11,906	—	—	11,906	—	11,906
Balance at September 30, 2022	$1,399	$10,738,715	$466,888	$3,035	$11,210,037	$551	$11,210,588

As of September 30, 2023 and December 31, 2022, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the nine months ended September 30, 2023, the Company:

i.issued 5,773 shares of common stock in connection with stock options exercised;
ii.issued 2,577 shares of common stock through the Company's dividend reinvestment plan;
iii.issued 152,894 shares of common stock in connection with restricted stock grants and the conversion of performance awards to shares of common stock;
iv.issued 2,000,000 shares of common stock in the settlement of the forward contracts, as discussed below;
v.issued 12,288 shares of common stock through the Employee Stock Purchase Plan;
vi.withheld 62,482 shares of common stock to satisfy employees' tax withholding and other liabilities;
vii.canceled 2,119 shares of restricted common stock upon forfeiture; and
viii.repurchased 11,800 shares of common stock through the Stock Repurchase Program (as defined below).

Deferred compensation granted under the Company's Second Amended and Restated 2009 Equity Incentive Plan (the "2009 Plan") for the nine months ended September 30, 2023 does not impact the Company's Condensed Consolidated Financial Statements until recognized as compensation cost.

The Company has a continuous equity program ("CEP") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. During the three and nine months ended September 30, 2023, the Company had no sales under this program. As of September 30, 2023, the Company had $705,961,000 remaining authorized for issuance under the CEP.

In addition to the CEP, during the nine months ended September 30, 2023, the Company settled the outstanding forward contracts entered into in April 2022 (the "Equity Forward"), issuing 2,000,000 shares of common stock, net of offering fees and discounts for $491,912,000 or $245.96 per share.

The Company has a stock repurchase program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "Stock Repurchase Program"). During the nine months ended September 30, 2023, the Company repurchased 11,800 shares of common stock at an average price of $161.96 per share. As of September 30, 2023, the Company had $314,237,000 remaining authorized for purchase under this program.

5.  Investments

Unconsolidated Investments

As of September 30, 2023, the Company had investments in five unconsolidated entities with real estate entities holdings, with ownership interest percentages ranging from 20.0% to 50.0%, coupled with other unconsolidated investments including property technology and environmentally focused companies and investment management funds. For one of the investments which is under development and in which the Company has an investment of 25.0%, the Company has guaranteed a construction loan on behalf of the venture, which had an outstanding balance of $127,803,000 as of September 30, 2023. Any amounts under the guarantee of this construction loan are obligations of the venture partners in proportion to their ownership interest. The Company accounts for its unconsolidated investments under the equity method of accounting or under the measurement alternative with the carrying amount of the investment adjusted to fair value when there is an observable transaction for the same or similar investment of the same issuer indicating a change in fair value. The significant accounting policies of the Company's unconsolidated investments are consistent with those of the Company in all material respects. Certain of these investments are subject to various buy‑sell provisions or other rights which are customary in real estate joint venture agreements. The Company and its partners in these entities may initiate these provisions to either sell the Company's interest or acquire the interest from the Company's partner.

The Company also has an equity interest of 28.6% in the Archstone Multifamily Partners AC LP (the "U.S. Fund") and upon achievement of a threshold return, which has been met, the Company has a right to incentive distributions for its promoted interest based on the returns earned by the U.S. Fund. The Company recognized income of $424,000 and $1,496,000 for the three and nine months ended September 30, 2023, respectively, and $4,690,000 for the three and nine months ended September 30, 2022 for its promoted interest which is included in income from unconsolidated investments on the accompanying Condensed Consolidated Statements of Comprehensive Income. The U.S. Fund sold its final three communities in 2022 and is in the process of being dissolved.

Investments in Consolidated Real Estate Entities

The following real estate acquisition occurred during the three months ended September 30, 2023 (dollars in thousands):

Community name	Location	Period	Apartment homes	Purchase Price
Avalon Frisco at Main	Frisco, TX	Q3 2023	360	$83,100

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

Structured Investment Program

The Company operates a Structured Investment Program (the “SIP”), an investment platform through which the Company provides mezzanine loans or preferred equity to third-party multifamily developers in the Company's existing markets. During the three and nine months ended September 30, 2023, the Company entered into two additional commitments, agreeing to provide an aggregate investment of up to $51,660,000 in multifamily development projects in North Carolina and Florida. As of September 30, 2023, the Company had five commitments to fund up to $144,035,000 in the aggregate. The Company's investment commitments have a weighted average rate of return of 10.9% and have initial maturity dates between September 2025 and August 2027. At September 30, 2023, the Company had funded $76,274,000 of these commitments.

The Company evaluates each SIP commitment to determine the classification as a loan or an investment in a real estate development project. As of September 30, 2023, all of the SIP commitments are classified as loans. The Company includes amounts outstanding under the SIP as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets. The Company evaluates the credit risk for each commitment on an ongoing basis, estimating the reserve for credit losses using relevant available information from internal and external sources. Market-based historical credit loss data provides the basis for the estimation of expected credit losses, with adjustments, if necessary, for differences in current commitment-specific risk characteristics, such as the amount of equity capital provided by a borrower, nature of the real estate being developed or other factors.

For the five existing commitments, interest is recognized as earned as interest income, and interest income and any change in the expected credit loss are included as a component of income from unconsolidated investments, on the accompanying Condensed Consolidated Statements of Comprehensive Income.

Expensed Transaction, Development and Other Pursuit Costs

The Company capitalizes costs associated with its development activities when future development is probable ("Development Rights") to the basis of land held, or if the Company has either not yet acquired the land or if the project is subject to a leasehold interest, the costs are capitalized as deferred development costs. Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the Company determines a Development Right is no longer probable, the Company recognizes any necessary expense to write down its basis in the Development Right. The Company expensed costs related to development pursuits not yet considered probable for development and the abandonment of Development Rights, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $18,959,000 and $6,514,000 for the three months ended September 30, 2023 and 2022, respectively, and $23,212,000 and $9,865,000 for the nine months ended September 30, 2023 and 2022, respectively. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. The amounts for 2023 include write-offs of $17,111,000 related to three Development Rights in Northern and Southern California and the Mid-Atlantic that the Company determined are no longer probable. The amounts for 2022 include the write-off of $5,335,000 related to a Development Right in the Pacific Northwest that the Company determined is no longer probable. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Impairment of Long-Lived Assets and Casualty Loss

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset. Based on periodic tests of recoverability of long-lived assets, for the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any material impairment losses. For the three and nine months ended September 30, 2023, the Company recognized a charge of $3,499,000 and $8,550,000, respectively, for the property and casualty damages across certain communities in its Northeast and California regions related to severe weather and other casualty events, reported as casualty loss on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company evaluates its for-sale condominium inventory for potential indicators of impairment, considering whether the fair value of the individual for-sale condominium units exceeds the carrying value of those units. For-sale condominium inventory is stated at the lower of cost or fair value. The Company determines the fair value of its for-sale condominium inventory as the estimated sales price less direct costs to sell. For the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any impairment losses on its for-sale condominium inventory.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. For the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any impairment charges on its investment in land.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company's intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized for any of the Company's unconsolidated investments for the three and nine months ended September 30, 2023 and 2022.

6.  Real Estate Disposition Activities

The following real estate sales occurred during the nine months ended September 30, 2023 (dollars in thousands):

Community name	Location	Period of sale	Apartment homes	Gross sales price	Gain on disposition (1)	Commercial square feet
eaves Daly City	Daly City, CA	Q2 2023	195	$67,000	$54,618	—
Avalon at Newton Highlands	Newton, MA	Q2 2023	294	$170,000	$132,723	—
Avalon Columbia Pike	Arlington, VA	Q3 2023	269	$105,000	$22,345	27,000
_________________________________
(1)    Gain on disposition was reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

At September 30, 2023, the Company had one real estate asset that qualified as held for sale.

The Park Loggia

The Park Loggia, located in New York, NY, contains 172 for-sale residential condominiums and 66,000 square feet of commercial space. During the nine months ended September 30, 2023, the Company sold four residential condominiums at The Park Loggia for gross proceeds of $19,397,000, resulting in a gain in accordance with GAAP of $461,000. During the three and nine months ended September 30, 2022, the Company sold 10 and 38 residential condominiums at The Park Loggia for gross proceeds of $38,991,000 and $120,328,000, respectively, resulting in a gain in accordance with GAAP of $644,000 and $2,113,000, respectively. The Company recognized net marketing, operating and administrative recoveries of $27,000 and incurred marketing, operating and administrative costs of $340,000 for the three months ended September 30, 2023 and 2022, respectively, and incurred marketing, operating and administrative costs of $272,000 and $1,644,000 for the nine months ended September 30, 2023 and 2022, respectively. All amounts are included in other real estate activity on the accompanying Condensed Consolidated Statements of Comprehensive Income. As of September 30, 2023, there were four residential condominiums remaining to be sold. As of September 30, 2023 and December 31, 2022, the unsold for-sale residential condominiums at The Park Loggia had an aggregate carrying value of $12,657,000 and $32,532,000, respectively, presented in prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

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

As of September 30, 2023 and December 31, 2022, the Company had total operating lease assets of $107,144,000 and $114,977,000, respectively, and lease obligations of $134,425,000 and $142,602,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company incurred costs of $4,081,000 and $3,987,000 for the three months ended September 30, 2023 and 2022, respectively, and $12,167,000 and $11,657,000 for the nine months ended September 30, 2023 and 2022, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease and four leases for portions of parking garages adjacent to apartment communities, that are finance leases. As of September 30, 2023 and December 31, 2022, the Company had total finance lease assets of $28,635,000 and $28,354,000, respectively, and total finance lease obligations of $20,026,000 and $20,069,000, respectively, reported as components of right of use lease assets and lease liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

The Company's segment disclosures present the measure(s) used by the chief operating decision maker ("CODM") for assessing each segment's performance. The Company's CODM is comprised of several members of its executive management team who use net operating income ("NOI") as the primary financial measure for Same Store communities and Other Stabilized communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from unconsolidated investments, depreciation expense, income tax expense, casualty loss, gain on sale of communities, other real estate activity and net operating income from real estate assets sold or held for sale. The CODM evaluates the Company's financial performance on a consolidated residential and commercial basis. The commercial results attributable to the non-apartment components of the Company's mixed-use communities and other nonresidential operations represent 1.7% and 2.4% of total NOI for the three months ended September 30, 2023 and 2022, respectively, and 1.8% and 2.1% for the nine months ended September 30, 2023 and 2022, respectively. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for the three and nine months ended September 30, 2023 and 2022 is as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net income	$171,790	$494,632	$686,372	$895,274
Property management and other indirect operating expenses, net of corporate income	30,421	29,374	90,177	88,119
Expensed transaction, development and other pursuit costs, net of recoveries	18,959	6,514	23,212	9,865
Interest expense, net	48,115	57,290	156,521	172,613
Loss on extinguishment of debt, net	150	1,646	150	1,646
General and administrative expense	20,466	14,611	58,542	53,323
Income from unconsolidated investments	(1,930)	(43,777)	(11,745)	(46,574)
Depreciation expense	200,982	206,658	606,271	607,746
Income tax expense	4,372	5,651	7,715	7,963
Casualty loss	3,499	—	8,550	—
Gain on sale of communities	(22,121)	(318,289)	(209,430)	(467,493)
Other real estate activity	(237)	(319)	(707)	(564)
Net operating income from real estate assets sold or held for sale	(2,089)	(10,994)	(14,212)	(39,583)
Net operating income	$472,377	$442,997	$1,401,416	$1,282,335

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Rental income from real estate assets sold or held for sale	$3,058	$16,242	$20,402	$59,663
Operating expenses from real estate assets sold or held for sale	(969)	(5,248)	(6,190)	(20,080)
Net operating income from real estate assets sold or held for sale	$2,089	$10,994	$14,212	$39,583

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table details the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2023. Segment information for the three and nine months ended September 30, 2023 and 2022 has been adjusted to exclude the real estate assets that were sold from January 1, 2022 through September 30, 2023, or otherwise qualify as held for sale as of September 30, 2023, as described in Note 6, "Real Estate Disposition Activities."

	For the three months ended		For the nine months ended
	Total revenue	NOI	Total revenue	NOI	Gross real estate (1)
For the period ended September 30, 2023
Same Store
New England	$92,967	$61,146	$273,699	$182,121	$2,915,561
Metro NY/NJ	133,727	90,056	395,319	270,617	4,422,604
Mid-Atlantic	93,507	63,573	275,873	190,587	3,429,203
Southeast Florida	18,789	12,260	56,908	37,535	801,062
Denver, CO	7,167	5,061	21,049	14,827	322,024
Pacific Northwest	42,969	29,998	128,758	91,028	1,542,199
Northern California	106,728	75,921	318,833	227,387	3,781,910
Southern California	140,117	96,248	410,657	282,195	4,799,299
Other Expansion Regions	6,122	4,004	17,945	12,107	327,635
Total Same Store	642,093	438,267	1,899,041	1,308,404	22,341,497

Other Stabilized	33,241	23,437	97,210	68,104	1,608,094
Development / Redevelopment	17,309	10,673	40,839	24,908	2,204,049
Land Held for Development	N/A	N/A	N/A	N/A	183,158
Non-allocated (2)	1,934	N/A	5,712	N/A	130,698

Total	$694,577	$472,377	$2,042,802	$1,401,416	$26,467,496

For the period ended September 30, 2022
Same Store
New England	$88,399	$58,953	$252,814	$167,090	$2,886,605
Metro NY/NJ	127,713	86,387	365,811	250,687	4,392,552
Mid-Atlantic	88,964	59,554	258,952	176,267	3,389,133
Southeast Florida	17,798	11,683	51,292	32,964	796,120
Denver, CO	6,891	4,905	19,869	14,531	321,354
Pacific Northwest	42,628	30,077	122,668	87,147	1,531,682
Northern California	103,374	73,607	301,367	214,527	3,752,632
Southern California	130,453	88,886	389,341	270,804	4,746,147
Other Expansion Regions	5,568	3,703	16,194	11,069	323,333
Total Same Store	611,788	417,755	1,778,308	1,225,086	22,139,558

Other Stabilized	28,146	20,515	62,479	44,622	1,435,965
Development / Redevelopment	7,713	4,727	20,271	12,627	1,386,757
Land Held for Development	N/A	N/A	N/A	N/A	167,277
Non-allocated (2)	1,399	N/A	3,054	N/A	115,757

Total	$649,046	$442,997	$1,864,112	$1,282,335	$25,245,314
__________________________________
(1)Does not include gross real estate assets held for sale of $63,754 as of September 30, 2023 and gross real estate either sold or classified as held for sale subsequent to September 30, 2022 of $280,529.
(2)Revenue represents third-party property management, developer fees and miscellaneous income and other ancillary items which are not allocated to a reportable segment.

9.  Stock-Based Compensation Plans

As part of its long-term compensation plans, the Company has granted stock options, performance awards and restricted stock under the 2009 Plan. Details of the outstanding awards and activity under the 2009 Plan for the nine months ended September 30, 2023 are presented below.

Stock Options:

	Options	Weighted average exercise price per option
Options Outstanding at December 31, 2022	293,813	$181.85
Granted (1)	15,744	177.83
Exercised	(5,773)	163.56
Forfeited	—	—
Options Outstanding at September 30, 2023	303,784	$181.99
Options Exercisable at September 30, 2023	279,894	$180.97
__________________________________
(1)Grants are from recipient elections to receive a portion of earned restricted stock awards in the form of stock options.

Performance Awards:

	Performance awards	Weighted average grant date fair value per award (1)
Outstanding at December 31, 2022	279,067	$225.46
Granted (2)	89,977	193.88
Change in awards based on performance (3)	(31,345)	241.49
Converted to shares of common stock	(60,016)	238.71
Forfeited	(2,719)	212.05
Outstanding at September 30, 2023	274,964	$210.54
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

Restricted Stock:

	Restricted stock shares	Weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2022	161,714	$210.97	26,370
Granted	92,878	177.72	—
Vested	(77,674)	208.48	(26,370)
Forfeited	(2,119)	194.78	—
Outstanding at September 30, 2023	174,799	$194.61	—

Total employee stock-based compensation cost recognized in income was $22,112,000 and $26,958,000 for the nine months ended September 30, 2023 and 2022, respectively, and total capitalized stock-based compensation cost was $9,269,000 and $8,434,000 for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, there was a total unrecognized compensation cost of $34,689,000 for unvested restricted stock, stock options and performance awards, which is expected to be recognized over a weighted average period of 1.9 years. Forfeitures are included in compensation cost as they occur.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities and may provide other real estate related services to third parties, for which it receives asset management, property management, construction, development and redevelopment fee revenue. From these entities, the Company earned fees of $1,934,000 and $1,399,000 for the three months ended September 30, 2023 and 2022, respectively, and $5,712,000 and $3,054,000 for the nine months ended September 30, 2023 and 2022, respectively. In addition, the Company had outstanding receivables associated with its property and construction management roles of $3,471,000 and $2,855,000 as of September 30, 2023 and December 31, 2022, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount of $599,000 and $553,000 for the three months ended September 30, 2023 and 2022, respectively, and $1,845,000 and $1,642,000 for the nine months ended September 30, 2023 and 2022, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $1,283,000 and $794,000 on September 30, 2023 and December 31, 2022, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

11.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

The Company uses Hedging Derivatives to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group, and monitors the credit ratings of counterparties and the exposure of the Company to any single entity. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, which the Company concluded are not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at September 30, 2023 (dollars in thousands):

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

During the nine months ended September 30, 2023, the Company entered into $250,000,000 of new forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of the Company's anticipated future debt issuance activity in 2023 and 2024. The Company expects to cash settle the swaps and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

The Company had five derivatives not designated as hedges at September 30, 2023 for which the fair value changes for the three and nine months ended September 30, 2023 and 2022 were not material.

Cash flow hedge losses reclassified from accumulated other comprehensive income into earnings were $354,000 and $1,013,000 for the three months ended September 30, 2023 and 2022, respectively, and $1,062,000 and $3,039,000 for the nine months ended September 30, 2023 and 2022, respectively.

The Company anticipates reclassifying approximately $1,415,000 of net hedging losses from accumulated other comprehensive income into earnings within the next 12 months as an offset to the hedged item during this period.

Redeemable Noncontrolling Interests

During the nine months ended September 30, 2023, 7,500 DownREIT units were redeemed for cash by the Company in conjunction with the sale of Avalon at Newton Highlands. Under the DownREIT agreement, for each limited partnership unit, the limited partner was entitled to receive cash in the amount equal to the fair value of the Company's common stock on or about the date of redemption. The limited partnership units in the DownREIT were valued using the market price of the Company's common stock, a Level 1 price under the fair value hierarchy.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	September 30, 2023
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investments
Equity Securities	$29,236	$—	$29,236	$—
Notes Receivable, net	81,150	—	81,150	—
Non Designated Hedges
Interest Rate Caps	199	—	199	—
Interest Rate Swaps - Assets	23,988	—	23,988	—
Total Assets	$134,573	$—	$134,573	$—

Liabilities
Indebtedness
Fixed rate unsecured notes	$6,313,990	$6,313,990	$—	$—
Mortgage notes payable and Commercial Paper Program	653,860	—	653,860	—
Total Liabilities	$6,967,850	$6,313,990	$653,860	$—

	December 31, 2022
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investments
Equity Securities	$27,027	$—	$27,027	$—
Notes Receivable, net	28,860	—	28,860	—
Non Designated Hedges
Interest Rate Caps	455	—	455	—
Total Assets	$56,342	—	56,342	—

Liabilities
DownREIT units	$1,211	$1,211	$—	$—
Indebtedness
Fixed rate unsecured notes	6,653,681	6,653,681	—	—
Mortgage notes payable, Commercial Paper Program and variable rate unsecured note	768,984	—	768,984	—
Total Liabilities	$7,423,876	$6,654,892	$768,984	$—
12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In October and November 2023, the Company had the following activity:

•The Company acquired Avalon Mooresville, located in Mooresville, NC, containing 203 apartment homes for a purchase price of $52,100,000.

•The Company acquired Avalon West Plano, located in Carrollton, TX, containing 568 apartment homes for a purchase price of $142,000,000, which includes the assumption of a $63,041,000 fixed rate mortgage loan, with a contractual interest rate of 4.18%, maturing in May 2029.

•The Company sold Avalon Mamaroneck, located in Mamaroneck, NY. Avalon Mamaroneck contains 229 apartment homes and was sold for $104,000,000 and was classified as held for sale as of September 30, 2023.

•In 2022 and early 2023, the Company was named as a defendant in cases brought by private litigants alleging antitrust violations by RealPage, Inc. and owners and/or operators of multifamily housing which utilize revenue management systems provided by RealPage, Inc. The Company engaged with the plaintiffs' counsel to explain why it believed that these cases were without merit as they pertained to the Company. Following these discussions, the plaintiffs filed a notice of voluntary dismissal in July 2023, which resulted in the Company being dismissed without prejudice from these cases. On November 1, 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc. and 14 owners and/or operators of multifamily housing in the District of Columbia, including the Company, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data. The Company intends to vigorously defend against this lawsuit. Given the early stage of the District of Columbia’s lawsuit, the Company is unable to predict the outcome or estimate the amount of loss, if any, that may result from the lawsuit.

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

Executive Overview

Business Description

We develop, redevelop, acquire, own and operate multifamily apartment communities in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California, as well as in our expansion regions of Raleigh-Durham and Charlotte, North Carolina, Southeast Florida, Dallas and Austin, Texas, and Denver, Colorado. We focus on leading metropolitan areas that we believe are characterized by growing employment in high wage sectors of the economy, higher cost of home ownership and a diverse and vibrant quality of life. We believe these market characteristics have offered, and will continue to offer, the opportunity for superior risk-adjusted returns over the long-term on apartment community investments relative to other markets that do not have these characteristics. We seek to create long-term shareholder value by accessing cost effective capital; deploying that capital to develop, redevelop and acquire apartment communities in our markets; leveraging our strong operating organization, culture, scale and competencies in technology and data science to operate apartment communities; and selling communities when they no longer meet our long-term investment strategy or when pricing is attractive.

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

Third Quarter 2023 Operating Highlights

•Net income attributable to common stockholders for the three months ended September 30, 2023 was $172,031,000, a decrease of $322,716,000, or 65.2%, from the prior year period. The decrease is primarily attributable to decreases in real estate sales and related gains, partially offset by an increase in NOI from communities, over the prior year period.

•Same Store NOI attributable to our apartment rental operations, including parking and other ancillary residential revenue ("Residential"), for the three months ended September 30, 2023 was $432,922,000, an increase of $21,609,000, or 5.3%, over the prior year period. The increase over the prior year period was due to an increase in Residential rental revenue of $31,361,000, or 5.2%, partially offset by an increase in Residential property operating expenses of $9,736,000, or 5.0%.

Third Quarter 2023 Development Highlights

At September 30, 2023, we owned or held a direct or indirect interest in:

•16 wholly-owned communities under construction, which are expected to contain 5,402 apartment homes with a projected total capitalized cost of $2,257,000,000, and one unconsolidated community under construction, which is expected to contain 475 apartment homes with a projected total capitalized cost of $288,000,000.

•Land or rights to land on which we expect to develop an additional 38 apartment communities that, if developed as expected, will contain 13,449 apartment homes and will be developed for an aggregate projected total capitalized cost of $6,012,000,000.

Third Quarter 2023 Real Estate Transaction Highlights

During the three months ended September 30, 2023, we sold Avalon Columbia Pike, a wholly-owned community, containing 269 apartment homes and 27,000 square feet of commercial space for $105,000,000 for a gain in accordance with GAAP of $22,345,000.

During the three months ended September 30, 2023, we acquired Avalon Frisco at Main, located in Frisco, TX, which contains 360 apartment homes for a purchase price of $83,100,000.

In addition, in October 2023, we had the following activity:

•We acquired Avalon Mooresville, located in Mooresville, NC, containing 203 apartment homes for a purchase price of $52,100,000.

•We acquired Avalon West Plano, located in Carrollton, TX, containing 568 apartment homes for a purchase price of $142,000,000, which includes the assumption of a $63,041,000 fixed rate mortgage loan, with a contractual interest rate of 4.18%, maturing in May 2029.

•We sold Avalon Mamaroneck, located in Mamaroneck, NY. Avalon Mamaroneck contains 229 apartment homes and was sold for $104,000,000 and was classified as held for sale as of September 30, 2023.

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

Current Communities are categorized as Same Store, Other Stabilized, Redevelopment, or Unconsolidated according to the following attributes:

•Same Store is composed of consolidated communities where a comparison of operating results from the prior year to the current year is meaningful as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period. For the nine month periods ended September 30, 2023 and 2022, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2022, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale as of September 30, 2023 or probable for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

As of September 30, 2023, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Same Store:
New England	39	9,577
Metro NY/NJ	41	12,766
Mid-Atlantic	39	13,301
Southeast Florida	7	2,187
Denver, CO	4	1,086
Pacific Northwest	20	5,474
Northern California	40	12,133
Southern California	58	17,277
Other Expansion Regions	4	925
Total Same Store	252	74,726

Other Stabilized:
New England	1	350
Metro NY/NJ	1	229
Mid-Atlantic	3	1,181
Southeast Florida	1	650
Denver, CO	2	453
Pacific Northwest	—	—
Northern California	—	—
Southern California	1	653
Other Expansion Regions	3	816
Total Other Stabilized	12	4,332

Redevelopment	1	714

Unconsolidated	8	2,247

Total Current	273	82,019

Development	22	6,746

Unconsolidated Development	1	475

Total Communities	296	89,240

Development Rights	38	13,449

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in Same Store NOI; NOI derived from acquisitions, development completions and development under construction and in lease-up; loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three and nine months ended September 30, 2023 and 2022 is as follows (unaudited, dollars in thousands).

	For the three months ended September 30,		September 30, 2023 vs. 2022		For the nine months ended September 30,		September 30, 2023 vs. 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

Revenue:
Rental and other income	$695,701	$663,889	$31,812	4.8%	$2,057,492	$1,920,721	$136,771	7.1%
Management, development and other fees	1,934	1,399	535	38.2%	5,712	3,054	2,658	87.0%
Total revenue	697,635	665,288	32,347	4.9%	2,063,204	1,923,775	139,429	7.2%

Expenses:
Direct property operating expenses, excluding property taxes	142,832	134,810	8,022	6.0%	413,977	382,119	31,858	8.3%
Property taxes	78,399	75,091	3,308	4.4%	227,882	216,695	11,187	5.2%
Total community operating expenses	221,231	209,901	11,330	5.4%	641,859	598,814	43,045	7.2%

Corporate-level property management and other indirect operating expenses	(32,359)	(30,770)	(1,589)	(5.2)%	(95,894)	(91,162)	(4,732)	(5.2)%
Expensed transaction, development and other pursuit costs, net of recoveries	(18,959)	(6,514)	(12,445)	(191.1)%	(23,212)	(9,865)	(13,347)	(135.3)%
Interest expense, net	(48,115)	(57,290)	9,175	16.0%	(156,521)	(172,613)	16,092	9.3%
Loss on extinguishment of debt, net	(150)	(1,646)	1,496	90.9%	(150)	(1,646)	1,496	90.9%
Depreciation expense	(200,982)	(206,658)	5,676	2.7%	(606,271)	(607,746)	1,475	0.2%
General and administrative expense	(20,466)	(14,611)	(5,855)	(40.1)%	(58,542)	(53,323)	(5,219)	(9.8)%
Casualty loss	(3,499)	—	(3,499)	(100.0)%	(8,550)	—	(8,550)	(100.0)%
Income from unconsolidated investments	1,930	43,777	(41,847)	(95.6)%	11,745	46,574	(34,829)	(74.8)%
Gain on sale of communities	22,121	318,289	(296,168)	(93.1)%	209,430	467,493	(258,063)	(55.2)%
Other real estate activity	237	319	(82)	(25.7)%	707	564	143	25.4%
Income before income taxes	176,162	500,283	(324,121)	(64.8)%	694,087	903,237	(209,150)	(23.2)%
Income tax expense	(4,372)	(5,651)	1,279	22.6%	(7,715)	(7,963)	248	3.1%
Net income	171,790	494,632	(322,842)	(65.3)%	686,372	895,274	(208,902)	(23.3)%

Net loss attributable to noncontrolling interests	241	115	126	109.6%	484	208	276	132.7%

Net income attributable to common stockholders	$172,031	$494,747	$(322,716)	(65.2)%	$686,856	$895,482	$(208,626)	(23.3)%

Net income attributable to common stockholders decreased $322,716,000, or 65.2%, to $172,031,000 and $208,626,000, or 23.3%, to $686,856,000 for the three and nine months ended September 30, 2023, respectively, as compared to the prior year periods, primarily due to decreases in real estate sales and related gains, partially offset by increases in NOI from communities, over the prior year periods.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from unconsolidated investments, depreciation expense, income tax expense, casualty loss, gain on sale of communities, other real estate activity and net operating income from real estate assets sold or held for sale.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Residential NOI represents results attributable to our apartment rental operations, including parking and other ancillary residential revenue. Reconciliations of NOI and Residential NOI for the three and nine months ended September 30, 2023 and 2022 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Net income	$171,790	$494,632	$686,372	$895,274
Property management and other indirect operating expenses, net of corporate income	30,421	29,374	90,177	88,119
Expensed transaction, development and other pursuit costs, net of recoveries	18,959	6,514	23,212	9,865
Interest expense, net	48,115	57,290	156,521	172,613
Loss on extinguishment of debt, net	150	1,646	150	1,646
General and administrative expense	20,466	14,611	58,542	53,323
Income from unconsolidated investments	(1,930)	(43,777)	(11,745)	(46,574)
Depreciation expense	200,982	206,658	606,271	607,746
Income tax expense	4,372	5,651	7,715	7,963
Casualty loss	3,499	—	8,550	—
Gain on sale of communities	(22,121)	(318,289)	(209,430)	(467,493)
Other real estate activity	(237)	(319)	(707)	(564)
Net operating income from real estate assets sold or held for sale	(2,089)	(10,994)	(14,212)	(39,583)
NOI	472,377	442,997	1,401,416	1,282,335

Commercial NOI (1)	(8,098)	(10,801)	(25,192)	(26,494)
Residential NOI	$464,279	$432,196	$1,376,224	$1,255,841
_________________________
(1)Represents results attributable to the commercial and other non-residential operations at our communities ("Commercial").

The Residential NOI changes for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended September 30,	For the nine months ended September 30,
	2023	2023

Same Store	$21,609	$84,535
Other Stabilized	4,385	23,360
Development / Redevelopment	6,089	12,488
Total	$32,083	$120,383

The increase in our Same Store Residential NOI for the three and nine months ended September 30, 2023 is due to an increase in Residential rental revenue of $31,361,000, or 5.2%, and $121,808,000 or 6.9%, respectively, partially offset by an increase in Residential property operating expenses of $9,736,000, or 5.0%, and $37,261,000, or 6.8%, over the three and nine months ended September 30, 2023, respectively.

Rental and other income increased $31,812,000, or 4.8%, and $136,771,000, or 7.1%, for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods, primarily due to the increased rental revenue from our Same Store communities, discussed below.

Consolidated Communities — The weighted average number of occupied apartment homes for consolidated communities increased to 77,439 apartment homes for the nine months ended September 30, 2023, compared to 77,369 homes for the prior year period. The weighted average monthly rental revenue per occupied apartment home increased to $2,945 for the nine months ended September 30, 2023 compared to $2,754 in the prior year period.

Same Store Communities — The following table presents the change in Same Store Residential rental revenue, including the attribution of the change between average rental revenue per occupied home and Economic Occupancy (as defined below) for the nine months ended September 30, 2023 (unaudited, dollars in thousands).

	Residential rental revenue				Average rental revenue per occupied home			Economic Occupancy (1)
			$ Change	% Change			% Change		% Change
	For the nine months ended September 30,
	2023	2022	2023 to 2022	2023 to 2022	2023	2022	2023 to 2022	2023	2022	2023 to 2022
New England	$273,305	$251,856	$21,449	8.5%	$3,285	$3,007	9.2%	96.5%	97.2%	(0.7)%
Metro NY/NJ	391,076	361,305	29,771	8.2%	3,555	3,269	8.7%	95.7%	96.2%	(0.5)%
Mid-Atlantic	274,320	257,078	17,242	6.7%	2,403	2,254	6.6%	95.4%	95.3%	0.1%
Southeast Florida	55,111	49,341	5,770	11.7%	2,896	2,619	10.6%	96.7%	95.6%	1.1%
Denver, CO	21,048	19,867	1,181	5.9%	2,246	2,120	5.9%	95.9%	95.9%	—%
Pacific Northwest	125,278	119,021	6,257	5.3%	2,673	2,525	5.9%	95.1%	95.7%	(0.6)%
Northern California	315,744	297,997	17,747	6.0%	3,008	2,844	5.8%	96.1%	95.9%	0.2%
Southern California	404,915	384,156	20,759	5.4%	2,713	2,564	5.8%	96.0%	96.4%	(0.4)%
Other Expansion Regions	17,220	15,588	1,632	10.5%	2,171	1,968	10.3%	95.3%	95.1%	0.2%
Total Same Store	$1,878,017	$1,756,209	$121,808	6.9%	$2,912	$2,718	7.1%	95.9%	96.1%	(0.2)%
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

The following table details the increase in Same Store Residential rental revenue by component, for the three and nine months ended September 30, 2023, compared to the prior year periods (unaudited):

	For the three months ended September 30,	For the nine months ended September 30,
	2023	2023
Residential rental revenue
Lease rates	4.2%	6.1%
Concessions and other discounts	—%	0.6%
Economic Occupancy	(0.2)%	(0.2)%
Other rental revenue	1.0%	0.9%
Uncollectible lease revenue (excluding rent relief)	1.0%	1.2%
Rent relief	(0.8)%	(1.7)%
Total Residential rental revenue	5.2%	6.9%

The increase for Same Store Residential rental revenue for the three and nine months ended September 30, 2023, compared to the prior year periods, was impacted by uncollectible lease revenue, net of amounts received from government rent relief programs. Same Store uncollectible lease revenue decreased for the three months ended September 30, 2023 by $990,000 and increased for the nine months ended September 30, 2023 by $8,510,000. Uncollectible lease revenue was impacted by a decrease in government rent relief of $4,974,000 and $29,397,000 for the three and nine months ended September 30, 2023, respectively, from the prior year periods. Adjusting to remove the impact of rent relief, uncollectible lease revenue as a percentage of Same Store Residential rental revenue decreased to 2.1% in the three months ended September 30, 2023 from 3.2% in the three months ended September 30, 2022. Adjusting to remove the impact of rent relief, uncollectible lease revenue as a percentage of Same Store Residential rental revenue decreased to 2.5% in the nine months ended September 30, 2023 from 3.8% in the nine months ended September 30, 2022.

Management, development and other fees increased $2,658,000, or 87.0%, for the nine months ended September 30, 2023, compared to the prior year period, primarily due to development fees for work performed on previously disposed land adjacent to one of our Development Communities and revenue from a third-party servicing agreement we entered into for our centralized service center to provide comprehensive back-office, financial administrative support services in the current year period.

Direct property operating expenses, excluding property taxes, increased $8,022,000, or 6.0%, and $31,858,000 or 8.3%, for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods, primarily due to the addition of newly developed apartment communities as well as increased Residential operating expenses at our Same Store communities as discussed below.

Same Store Residential direct property operating expenses, excluding property taxes, increased $6,506,000, or 5.2%, and $27,744,000, or 7.9%, for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods, primarily due to increased utilities, maintenance costs, bad debt associated with resident expense reimbursements and legal and eviction costs as restrictions on managing delinquent accounts are eased or expire.

Property taxes increased $3,308,000, or 4.4%, and $11,187,000, or 5.2%, for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods, primarily due to the addition of newly developed apartment communities and increases for our Same Store Residential portfolio, partially offset by decreased property taxes from dispositions.

Same Store Residential property taxes increased $3,230,000, or 4.7%, and $9,517,000, or 4.8%, for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods, due to increased assessments across the portfolio, successful appeals in the respective prior year periods and the expiration of property tax incentive programs primarily at certain of our properties in New York City.

Corporate-level property management and other indirect operating expenses increased $1,589,000, or 5.2%, and $4,732,000, or 5.2%, for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods, primarily due to increased costs related to initiatives to improve future efficiency in services for residents and prospects and investments in technology as well as increased compensation related costs.

Expensed transaction, development and other pursuit costs, net of recoveries primarily reflect costs incurred for development pursuits not yet considered probable for development, as well as write downs and abandonment of Development Rights and costs related to abandoned acquisition and disposition pursuits, offset by any recoveries of costs incurred. In periods of increased acquisition pursuit activity, periods of economic downturn or when there is limited access to capital, these costs can be volatile and may vary significantly from year to year. In addition, the timing for potential recoveries will not always align with the timing for expensing an abandoned pursuit. Expensed transaction, development and other pursuit costs, net of recoveries, increased $12,445,000 and $13,347,000 for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods. The amounts for 2023 include write-offs of $17,111,000 related to three Development Rights in Northern and Southern California and the Mid-Atlantic that we determined are no longer probable. The amounts for 2022 include the write-off of $5,335,000 related to a Development Right in the Pacific Northwest that we determined is no longer probable.

Interest expense, net decreased $9,175,000, or 16.0%, and $16,092,000, or 9.3%, for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, interest income and any mark-to-market impact from derivatives not in qualifying hedge relationships. The decrease for the three and nine months ended September 30, 2023 is primarily due to an increase in interest income from an increase in both cash amounts invested and the return on investments and increased capitalized interest, partially offset by the increase in rates on variable rate indebtedness.

Depreciation expense decreased $5,676,000, or 2.7%, and $1,475,000, or 0.2%, for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods, primarily due to the timing of acquisitions and dispositions, partially offset by the addition of newly developed apartment communities.

General and administrative expense increased $5,855,000, or 40.1%, and $5,219,000, or 9.8%, for the three and nine months ended September 30, 2023, respectively, as compared to the prior year periods, primarily due to proceeds from legal settlements we received in the prior year periods, partially offset by a decrease in executive transition compensation costs in the current year periods.

Casualty loss of $3,499,000 and $8,550,000 for the three and nine months ended September 30, 2023, respectively, were primarily due to charges recognized for the damages across certain of our communities in our Northeast and California regions related to severe weather and other casualty events.

Income from unconsolidated investments decreased $41,847,000 and $34,829,000 for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods, primarily due to the gain from the sale of the final three communities in the U.S. Fund and related promoted interest recognition in the prior year periods, partially offset by unrealized gains on property technology investments recognized in the current year periods.

Gain on sale of communities decreased $296,168,000 and $258,063,000 for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area. For the three and nine months ended September 30, 2023, we sold one and three wholly-owned communities and recognized gains of $22,121,000 and $209,430,000, respectively. For the three and nine months ended September 30, 2022, we sold five and eight wholly-owned communities and recognized gains of $318,289,000 and $467,493,000, respectively.

Income tax expense of $4,372,000 and $7,715,000 for the three and nine months ended September 30, 2023, respectively, and $5,651,000 and $7,963,000 for the three and nine months ended September 30, 2022, respectively, was primarily related to The Park Loggia.

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
•changes to expected credit losses associated with the lending commitments under the SIP;
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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Net income attributable to common stockholders	$172,031	$494,747	$686,856	$895,482
Depreciation - real estate assets, including joint venture adjustments	199,546	205,489	602,023	604,634
Distributions to noncontrolling interests	—	12	25	36
Gain on sale of unconsolidated entities holding previously depreciated real estate	—	(38,062)	—	(38,062)
Gain on sale of previously depreciated real estate	(22,121)	(318,289)	(209,430)	(467,493)
Casualty loss on real estate	3,499	—	8,550	—
FFO attributable to common stockholders	352,955	343,897	1,088,024	994,597

Adjusting items:
Unconsolidated entity losses (gains), net (1)	827	307	(4,024)	(1,988)
Joint venture promote (2)	(424)	(4,690)	(1,496)	(4,690)
Structured Investment Program loan reserve (3)	539	45	415	1,653
Loss on extinguishment of consolidated debt	150	1,646	150	1,646
Hedge accounting activity	65	(64)	256	(496)
Advocacy contributions	—	—	200	534
Executive transition compensation costs	300	411	944	1,220
Severance related costs	993	574	2,493	639
Expensed transaction, development and other pursuit costs, net of recoveries (4)	18,070	5,783	21,318	7,781
Other real estate activity	(237)	(319)	(707)	(564)
For-sale condominium imputed carry cost (5)	110	400	534	2,035
Legal settlements (6)	14	(3,677)	64	(3,418)
Income tax expense (7)	4,372	5,651	7,715	7,963
Core FFO attributable to common stockholders	$377,734	$349,964	$1,115,886	$1,006,912

Weighted average common shares outstanding - diluted	142,198,099	139,981,959	141,448,675	139,964,172

EPS per common share - diluted	$1.21	$3.53	$4.86	$6.40
FFO per common share - diluted	$2.48	$2.46	$7.69	$7.11
Core FFO per common share - diluted	$2.66	$2.50	$7.89	$7.19
_________________________
(1)Amounts consist primarily of net unrealized gains on technology investments.
(2)Amounts are for our recognition of our promoted interest in the U.S. Fund.
(3)Amounts are the expected credit losses associated with the lending commitments under our SIP. The timing and amount of actual losses that will be incurred, if any, is to be determined.
(4)Amounts for 2023 include write-offs of $17,111 for three Development Rights in Northern and Southern California and the Mid-Atlantic that we determined are no longer probable. Amounts for 2022 include the write-off of $5,335 for a Development Right in the Pacific Northwest that we determined is no longer probable.
(5)Represents the imputed carry cost of for-sale residential condominiums at The Park Loggia. We computed this adjustment by multiplying the total capitalized cost of completed and unsold for-sale residential condominiums by our weighted average unsecured debt rate.
(6)In 2022, we received $6,000 of legal settlement proceeds, of which $3,684 is adjusted for Core FFO.
(7)Amounts are primarily for the recognition of taxes associated with The Park Loggia.

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

We had cash, cash equivalents and restricted cash of $780,106,000 at September 30, 2023, an increase of $45,861,000 from $734,245,000 at December 31, 2022. The following discussion relates to changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities.

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands):

	For the nine months ended September 30,
	2023	2022
Net cash provided by operating activities	$1,213,842	$1,080,440
Net cash used in investing activities	$(582,864)	$(348,489)
Net cash used in financing activities	$(585,117)	$(788,613)
•Net cash provided by operating activities increased primarily due to increases in NOI.

•Net cash used in investing activities was primarily due to (i) investment of $691,543,000 in the development and redevelopment of communities, (ii) capital expenditures of $134,760,000 for our wholly-owned communities and non-real estate assets and (iii) acquisition of one wholly-owned community for $83,348,000. These amounts were partially offset by net proceeds from the disposition of three operating communities and the sale of for-sale residential condominiums of $359,477,000.

•Net cash used in financing activities was primarily due to (i) payment of cash dividends in the amount of $688,486,000, (ii) the repayment of the $250,000,000 fixed rate unsecured notes and (iii) the repayment of the $150,000,000 Term Loan. These amounts were partially offset by the settlement of the Equity Forward for $491,912,000.

Variable Rate Unsecured Credit Facility

The $2,250,000,000 Credit Facility matures in September 2026. The interest rate that would be applicable to borrowings under the Credit Facility is 6.16% at October 31, 2023 and is composed of (i) SOFR plus (ii) the current borrowing spread to SOFR of 0.805% per annum, which consists of a 0.10% SOFR adjustment plus 0.705% per annum, assuming a daily SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.63% to SOFR plus 1.38% based upon the rating of our unsecured and unsubordinated long-term indebtedness. There is also an annual facility commitment fee of 0.12% of the borrowing capacity under the facility, which can vary from 0.095% to 0.295% based upon the rating of our unsecured and unsubordinated long-term indebtedness. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases by meeting or missing targets related to environmental sustainability, specifically greenhouse gas emission reductions, with the adjustment determined annually. The first determination under the sustainability-linked pricing component occurred in July 2023, resulting in reductions of approximately 0.02% to the interest rate margin and 0.005% to the commitment fee due to our achievement of sustainability targets.

The availability on the Credit Facility as of October 31, 2023 is as follows (dollars in thousands):

October 31, 2023

Credit Facility commitment	$2,250,000
Credit Facility outstanding	—
Commercial paper outstanding	—
Letters of credit outstanding (1)	(1,914)
Total Credit Facility available	$2,248,086
_____________________________________
(1)In addition, we had $55,932 outstanding in additional letters of credit unrelated to the Credit Facility as of October 31, 2023.

Commercial Paper Program

We have a Commercial Paper Program with the maximum aggregate face or principal amount outstanding at any one time not to exceed $500,000,000. The Commercial Paper Program is backstopped by our commitment to maintain available borrowing capacity under the Credit Facility in an amount equal to actual borrowings under the Commercial Paper Program.

Financial Covenants

We are subject to financial covenants contained in the Credit Facility and the Commercial Paper Program and the indentures under which our unsecured notes were issued. The principal financial covenants include the following:

•limitations on the amount of total and secured debt in relation to our overall capital structure;
•limitations on the amount of our unsecured debt relative to the undepreciated basis of real estate assets that are not encumbered by property-specific financing; and
•minimum levels of debt service coverage.

We were in compliance with these covenants at September 30, 2023.

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

Continuous Equity Offering Program

Under the CEP, we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. During the three and nine months ended September 30, 2023 and through October 31, 2023, we did not have any sales under this program. As of October 31, 2023, we had $705,961,000 remaining authorized for issuance under this program.

Forward Equity Offering

In addition to the CEP, during the nine months ended September 30, 2023, we settled the Equity Forward issuing 2,000,000 shares of common stock, net of offering fees and discounts, for $491,912,000 or $245.96 per share.

Stock Repurchase Program

Under the Stock Repurchase Program, we may acquire shares of our common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000. During the nine months ended September 30, 2023, we repurchased 11,800 shares of common stock, at an average price of $161.96 per share. In October 2023 through October 31, 2023, we had no repurchases of shares under this program. As of October 31, 2023, we had $314,237,000 remaining authorized for purchase under this program.

Interest Rate Swap Agreements

During the nine months ended September 30, 2023, we entered into $250,000,000 of new forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of our anticipated future debt issuance activity in 2023 and 2024. We expect to cash settle the swaps and either pay or receive cash for the then current fair value. Assuming that we issue the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

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

The following debt activity occurred during the nine months ended September 30, 2023:

•In March 2023, we repaid $250,000,000 principal amount of our 2.85% unsecured notes upon maturity.

•In September 2023, we repaid our $150,000,000 Term Loan at par in advance of its February 2024 scheduled maturity.

•In September 2023, we utilized $37,600,000 of restricted cash held in a principal reserve fund to repay a portion of the outstanding secured variable rate indebtedness of Avalon Clinton North and Avalon Clinton South.

In October 2023, in conjunction with the acquisition of Avalon West Plano, we assumed a $63,041,000 fixed rate mortgage loan, with a contractual interest rate of 4.18%, maturing in May 2029.

The following table details our consolidated debt obligations, including the effective interest rate and contractual maturity dates, and principal payments for periodic amortization and maturities for the next five years, excluding our Credit Facility and Commercial Paper Program and amounts outstanding related to communities classified as held for sale, for debt outstanding at September 30, 2023 and December 31, 2022 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest other than as disclosed related to the AVA Arts District construction loan (see "Unconsolidated Investments - Development Communities" for further discussion of the construction loan).

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
				12/31/2022	9/30/2023	2023	2024	2025	2026	2027	Thereafter
Tax-exempt bonds
Variable rate
Avalon Acton	5.02%	Jul-2040	(3)	$45,000	$45,000	$—	$—	$—	$—	$—	$45,000
Avalon Clinton North	5.67%	Nov-2038	(3)	147,000	126,400	—	—	—	—	700	125,700
Avalon Clinton South	5.67%	Nov-2038	(3)	121,500	104,500	—	—	—	—	600	103,900
Avalon Midtown West	5.62%	May-2029	(3)	82,700	76,600	—	6,800	7,300	8,100	8,800	45,600
Avalon San Bruno I	5.56%	Dec-2037	(3)	60,950	58,950	200	2,300	2,400	2,500	2,800	48,750
				457,150	411,450	200	9,100	9,700	10,600	12,900	368,950
Conventional loans
Fixed rate
$250 million unsecured notes	—%	Mar-2023	(4)	250,000	—	—	—	—	—	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	350,000	—	—	—	—	—
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	300,000	—	—	—	—
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	525,000	—	—	—
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	300,000	—	—	—
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	475,000	—	—
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	300,000	—	—
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	—	400,000	—
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	—	450,000
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	—	—	450,000
$700 million unsecured notes	2.69%	Mar-2030		700,000	700,000	—	—	—	—	—	700,000
$600 million unsecured notes	2.65%	Jan-2031		600,000	600,000	—	—	—	—	—	600,000
$700 million unsecured notes	2.16%	Jan-2032		700,000	700,000	—	—	—	—	—	700,000
$400 million unsecured notes	2.03%	Dec-2028		400,000	400,000	—	—	—	—	—	400,000
$350 million unsecured notes	4.38%	Feb-2033		350,000	350,000	—	—	—	—	—	350,000
Avalon Walnut Creek	4.00%	Jul-2066		4,327	4,501	—	—	—	—	—	4,501
eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	—	41,400	—
eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	—	111,500	—
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	—	32,200	—
Avalon San Bruno III	2.38%	Mar-2027		51,000	51,000	—	—	—	—	51,000	—
Avalon Cerritos	3.35%	Aug-2029		30,250	30,250	—	—	—	—	—	30,250
				7,770,677	7,520,851	350,000	300,000	825,000	775,000	636,100	4,634,751

Variable rate
Term Loan - $150 million	—%	Feb-2024	(5)	150,000	—	—	—	—	—	—	—

Total indebtedness - excluding Credit Facility and Commercial Paper				$8,377,827	$7,932,301	$350,200	$309,100	$834,700	$785,600	$649,000	$5,003,701
_________________________
(1)Rates are as of September 30, 2023 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark-to-market amortization and other fees.
(2)Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $42,207 and $47,695 as of September 30, 2023 and December 31, 2022, respectively, and deferred financing costs and debt discount associated with secured notes of $13,089 and $14,087 as of September 30, 2023 and December 31, 2022, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.
(3)Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.
(4)During 2023, we repaid this borrowing at its scheduled maturity date.
(5)During 2023, we repaid this borrowing in advance of its scheduled maturity date.

In addition to consolidated debt, we have scheduled contractual obligations associated with (i) ground leases for land underlying current operating or development communities and commercial and parking facilities and (ii) office leases for our corporate headquarters and regional offices. As of September 30, 2023, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments - Operating Communities

As of September 30, 2023, we had investments in the following unconsolidated real estate entities accounted for under the equity method of accounting, excluding development joint ventures. See Note 5, "Investments," of the Condensed Consolidated Financial Statements included elsewhere in this report. For joint ventures holding operating apartment communities as of September 30, 2023, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of apartment homes	Total capitalized cost	Debt (1)
				Principal Amount		Interest rate	Maturity date
Unconsolidated Real Estate Investments					Type

NYTA MF Investors, LLC
1. Avalon Bowery Place I - New York, NY		206	$215,289	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II - New York, NY		90	91,354	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside - New York, NY (2)		295	212,313	111,530	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea - New York, NY (3)		305	129,147	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line - New York, NY (3)		405	122,364	84,000	Fixed	4.01%	Jan 2029
Total NYTA MF Investors, LLC	20.0%	1,301	770,467	394,969		3.88%

Other Operating Joint Ventures
1. MVP I, LLC - Avalon at Mission Bay II - San Francisco, CA	25.0%	313	129,571	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC - Brandywine - Washington, D.C.	28.7%	305	19,670	19,231	Fixed	3.40%	Jun 2028
3. Avalon Alderwood MF Member, LLC - Avalon Alderwood Place - Lynnwood, WA	50.0%	328	108,846	—	N/A	N/A	N/A
Total Other Joint Ventures		946	258,087	122,231		3.27%

Total Unconsolidated Real Estate Investments (4)		2,247	$1,028,554	$517,200		3.73%
_____________________________
(1)We have not guaranteed the debt of these unconsolidated investees and bear no responsibility for the repayment unless otherwise disclosed.
(2)Borrowing on this community is comprised of two mortgage loans. The interest rate is the weighted average interest rate as of September 30, 2023.
(3)Borrowing on this dual-branded community is comprised of a single mortgage loan. This dual-branded community is subject to a leasehold interest which is not included in the total capitalized cost.
(4)In addition to leasehold assets, there were net other assets of $32,189 as of September 30, 2023 associated with our unconsolidated real estate investments which are primarily cash and cash equivalents.

We have an equity interest of 28.6% in the U.S. Fund and upon achievement of a threshold return, we have a right to incentive distributions for our promoted interest based on the returns earned by the U.S. Fund. During the three and nine months ended September 30, 2023, we recognized income of $424,000 and $1,496,000 for our promoted interest included in income from unconsolidated investments on the accompanying Condensed Consolidated Statements of Comprehensive Income. The U.S. Fund sold its final three communities in 2022 and is in the process of being dissolved.

Unconsolidated Investments - Development Communities

The following table presents a summary of the Unconsolidated Development Communities.

Unconsolidated Development Community		Company ownership percentage	# of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial occupancy	Estimated completion	Estimated stabilized operations (4)
1.	AVA Arts District (2)(3) Los Angeles, CA	25.0%	475	$288	Q3 2020	Q3 2023	Q4 2023	Q2 2024
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
(3)As of September 30, 2023, we had contributed an equity investment in AVA Arts District of $31,942. The remaining development costs are primarily expected to be funded by the venture's variable rate construction loan. The venture had drawn $127,803 of the $167,147 maximum borrowing capacity of the construction loan as of September 30, 2023. While we guarantee the construction loan on behalf of the venture, any amounts under the guarantee are obligations of the venture partners in proportion to ownership interest.
(4)Stabilized operations is defined as the earlier of (i) attainment of 90% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

Development Communities

As of September 30, 2023, we owned or held a direct interest in 16 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 5,402 apartment homes and 59,000 square feet of commercial space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,257,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate.

The following table presents a summary of the Development Communities.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy	Estimated completion	Estimated stabilized operations (2)
1.	Avalon Amityville Amityville, NY	338	$135	Q2 2021	Q3 2023	Q2 2024	Q4 2024
2.	Avalon Bothell Commons I Bothell, WA	467	236	Q2 2021	Q3 2023	Q3 2024	Q2 2025
3.	Avalon Westminster Promenade Westminster, CO	312	110	Q3 2021	Q2 2024	Q3 2024	Q2 2025
4.	Avalon West Dublin Dublin, CA	499	270	Q3 2021	Q4 2023	Q4 2024	Q2 2025
5.	Avalon Princeton Circle Princeton, NJ	221	88	Q4 2021	Q2 2023	Q4 2023	Q2 2024
6.	Avalon Montville Montville, NJ	349	127	Q4 2021	Q4 2023	Q3 2024	Q4 2024
7.	Avalon Redmond Campus (3) Redmond, WA	214	85	Q4 2021	Q4 2023	Q2 2024	Q4 2024
8.	Avalon Governor's Park Denver, CO	304	135	Q1 2022	Q3 2024	Q4 2024	Q2 2025
9.	Avalon West Windsor (4) West Windsor, NJ	535	201	Q2 2022	Q2 2025	Q3 2026	Q1 2027
10.	Avalon Durham (5) Durham, NC	336	125	Q2 2022	Q2 2024	Q3 2024	Q2 2025
11.	Avalon Annapolis Annapolis, MD	508	202	Q3 2022	Q3 2024	Q3 2025	Q2 2026
12.	Kanso Milford Milford, MA	162	65	Q4 2022	Q1 2024	Q3 2024	Q1 2025
13.	Avalon Lake Norman (5) Mooresville, NC	345	101	Q1 2023	Q4 2024	Q4 2025	Q2 2026
14.	Avalon Hunt Valley West Hunt Valley, MD	322	109	Q2 2023	Q1 2025	Q1 2026	Q3 2026
15.	Avalon South Miami (4) South Miami, FL	290	186	Q3 2023	Q3 2025	Q1 2026	Q3 2026
16.	Avalon Princeton Shopping Center Princeton, NJ	200	82	Q3 2023	Q1 2025	Q2 2025	Q4 2025
	Total	5,402	$2,257
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
(3)Avalon Redmond Campus is a densification of the existing eaves Redmond Campus wholly-owned community, replacing 48 existing older apartment homes that were demolished.
(4)Development Communities containing at least 10,000 square feet of commercial space include Avalon West Windsor (19,000 square feet) and Avalon South Miami (32,000 square feet).
(5)Communities being developed through our Developer Funding Program ("DFP"). The DFP utilizes third-party multifamily developers to source and construct communities which we own and operate.

During the three months ended September 30, 2023, we completed the development of the following wholly-owned communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	Avalon Somerville Station Somerville, NJ	374	$121	368,396	$328
2.	Avalon North Andover North Andover, MA	221	77	216,545	$356
3.	Avalon Merrick Park (2) Miami, FL	254	104	218,742	$475
	Total	849	$302
____________________________________
(1)Total capitalized cost is as of September 30, 2023. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.
(2)Community was developed through our DFP.

Development Rights

At September 30, 2023, we had $183,158,000 in acquisition and related capitalized costs for direct interests in seven land parcels we own. In addition, we had $64,147,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to (i) 27 Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land, as well as (ii) costs incurred for four Development Rights that we expect to construct as additional phases of our existing stabilized operating communities on land we own. Collectively, the land held for development and associated costs for deferred development rights relate to 38 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 13,449 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. For the three and nine months ended September 30, 2023, we incurred a charge of $18,959,000 and $23,212,000, respectively, for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed. The amounts for 2023 include write-offs of $17,111,000 related to three Development Rights in Northern and Southern California and the Mid-Atlantic that we determined are no longer probable.

Structured Investment Program

During the three and nine months ended September 30, 2023, we entered into two additional commitments, agreeing to provide an aggregate investment of up to $51,660,000 in multifamily development projects in North Carolina and Florida. As of October 31, 2023, we had five commitments to fund up to $144,035,000 in the aggregate under the SIP in our existing markets. As of October 31, 2023, our investment commitments had a weighted average rate of return of 10.9% and have initial maturity dates between September 2025 and August 2027. As of October 31, 2023, we had funded $82,604,000 of these commitments. See Note 5, "Investments," of the Condensed Consolidated Financial Statements included elsewhere in this report.

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

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)Changes in internal controls over financial reporting.

None.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As disclosed in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies" and Note 12, "Subsequent Events" of the Condensed Consolidated Financial Statements in Part I, Item 1 of this report, we are engaged in certain legal proceedings, and the disclosure set forth in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies" and Note 12, "Subsequent Events" relating to legal and other contingencies is incorporated herein by reference.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) None.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1 - July 31, 2023	71	$189.27	—	$314,237
August 1 - August 31, 2023	91	$184.39	—	$314,237
September 1 - September 30, 2023	105	$183.82	—	$314,237
Total	267	$185.46	—
___________________________________

(1)Consists of (i) shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants and the conversion of performance awards to shares of common stock and (ii) activity under the Stock Repurchase Program, if any, as indicated under Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs.
(2)The Board of Directors approved the Stock Repurchase Program in July 2020, under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000. Purchases of common stock under the Stock Repurchase Program may be exercised from time to time in the Company’s discretion and in such amounts as market conditions warrant. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

During the three months ended September 30, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.        EXHIBITS

Exhibit No.		Description

3(i).1	—
Articles of Amendment and Restatement of Articles of Incorporation of the Company, dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-K of the Company filed March 1, 2007.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3(i).2 to Form 10-K of the Company filed March 1, 2007.)
3(i).3	—	Articles of Amendment, dated as of May 22, 2013. (Incorporated by reference to Exhibit 3(i).3 to Form 8-K of the Company filed May 22, 2013.)
3(i).4	—	Articles of Amendment, dated as of May 14, 2020. (Incorporated by reference to Exhibit 3(i).4 to Form 8-K of the Company filed May 15, 2020.)
3(i).5	—
Composite restatement of Articles of Amendment and Restatement of Articles of Incorporation of the Company, dated as of June 4, 1998, as amended by the Articles of Amendment, dated as of October 2, 1998, the Articles of Amendment, dated as of May 22, 2013, and the Articles of Amendment, dated as of May 14, 2020. (Filed herewith.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on October 30, 2023. (Incorporated by reference to Exhibit 3.1 to Form 8-K of the Company filed October 30, 2023.)
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)
32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)
101	—
Financial materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) including: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements. (Filed herewith.)

104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document). (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	November 3, 2023	/s/ Benjamin W. Schall
Benjamin W. Schall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 3, 2023	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)