Form 10-K
period 2023-12-31
AVALONBAY COMMUNITIES INC
filed 2024-02-23
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock, par value $.01 per share, held by nonaffiliates of the registrant, as of June 30, 2023 was $26,794,136,352.
The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of January 31, 2024 was 142,025,313.
Documents Incorporated by Reference
Portions of AvalonBay Communities, Inc.'s Proxy Statement for the 2024 annual meeting of stockholders, a definitive copy of which will be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including in the section entitled “Forward-Looking Statements” included in this Form 10-K. You should also review Item 1A. “Risk Factors” for a discussion of various risks that could adversely affect us.

ITEM 1.    BUSINESS

General

AvalonBay Communities, Inc. (the “Company,” “we,” “our” and “us” which terms, unless the context otherwise requires, refer to AvalonBay Communities, Inc. together with its subsidiaries), is a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. We develop, redevelop, acquire, own and operate multifamily apartment communities in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California, as well as in our expansion regions of Raleigh-Durham and Charlotte, North Carolina, Southeast Florida, Dallas and Austin, Texas, and Denver, Colorado. We focus on leading metropolitan areas that we believe are generally characterized by growing employment in high wage sectors of the economy, higher cost of home ownership and a diverse and vibrant quality of life. We believe these market characteristics have offered, and will continue to offer, the opportunity for superior risk-adjusted returns over the long-term on apartment community investments relative to other markets that do not have these characteristics.

At January 31, 2024, we owned or held a direct or indirect ownership interest in:

•279 operating apartment communities containing 83,655 apartment homes in 12 states and the District of Columbia, of which 271 communities containing 81,408 apartment homes were consolidated for financial reporting purposes and eight communities containing 2,247 apartment homes were held by unconsolidated entities in which we hold an ownership interest.

•19 wholly-owned development apartment communities that are under construction or completed and in lease-up and are expected to contain an aggregate of 6,539 apartment homes when completed and one unconsolidated investment which holds an apartment community under development and is expected to contain 475 apartment homes when completed.

•Rights to develop an additional 30 communities that, if developed as expected, will contain 10,801 apartment homes.

We generally obtain ownership in an apartment community by developing a new community on either vacant land or land with improvements that we raze, or by acquiring an existing community. In selecting sites for development or acquisition, we favor locations that are near expanding employment centers and convenient to transportation, recreation areas, entertainment, shopping and dining.

Our principal financial goal is to increase long-term shareholder value through the development, redevelopment, acquisition, ownership, operation and asset management and, when appropriate, disposition of apartment communities in our markets. To help meet this goal, we regularly (i) monitor our investment allocation by geographic market and product type, (ii) develop, redevelop and acquire interests in apartment communities in our selected markets, (iii) efficiently operate our communities to maximize resident satisfaction and shareholder return, (iv) selectively sell apartment communities that no longer meet our long-term strategy or when opportunities are presented to realize a portion of the value created through our investment and redeploy the proceeds from those sales and (v) maintain a capital structure that we believe is aligned with our business risks and allows us to maintain continuous access to cost-effective capital. We also seek to generate additional shareholder value from investments in other real estate-related ventures, including through the Structured Investment Program (“SIP”), our platform to provide mezzanine loans or preferred equity to third-party multifamily developers in our existing regions. We undertake our development and redevelopment activities primarily through in-house development and redevelopment teams, and buy and dispose of assets through our in-house investments platform. We believe that our organizational structure, which includes dedicated development and operational teams, and strong culture are key differentiators. We pursue our development, redevelopment, investment and operating activities with the purpose of “Creating a Better Way to Live.”

We seek to be a leading apartment company in select U.S. markets that are characterized by growing employment in high wage sectors of the economy, higher home prices and a diverse and vibrant quality of life. From an operating perspective, we seek to deliver seamless, personalized experiences for our residents on an efficient and effective basis by our resident-focused on-site associates that are supported by our centralized shared services operating organization and flexible technology platform that incorporates automation and artificial intelligence. We operate our apartment communities under four core brands:

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

•eaves by Avalon is targeted to the cost conscious, “value” segment primarily in suburban areas; and

•Kanso is designed to create an apartment living experience that offers simplicity without sacrifice at a more moderate price point, featuring high-quality apartment homes, limited-to-no community amenities and a low-touch, largely self- service operating model that leverages technology and smart access.

We believe that this branding differentiation allows us to target our product offerings to multiple customer groups and submarkets within our existing geographic footprint.

During the three years ended December 31, 2023, we:

•acquired 14 apartment communities, excluding unconsolidated investments;

•disposed of 22 apartment communities, excluding unconsolidated investments;

•realized our pro rata share of the gain from the sale of five communities owned by unconsolidated real estate entities; and

•completed the development of 21 apartment communities, including unconsolidated investments, and the redevelopment of two apartment communities.

A more detailed description of our unconsolidated real estate entities and the related investment activity can be found in Note 5, “Investments,” of the Consolidated Financial Statements in Item 8 of this report and in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

A further discussion of our development, redevelopment, disposition, acquisition, operating and property management and related strategies follows.

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

•Austin, Texas;
•Bellevue, Washington;
•Boston, Massachusetts;
•Chapel Hill, North Carolina;
•Denver, Colorado;
•Fort Lauderdale, Florida;
•Irvine, California;
•Los Angeles, California;
•Melville, New York;
•New York, New York;
•San Antonio, Texas;
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

We generally act as our own development manager, general contractor and construction manager directly (although we may use a wholly-owned subsidiary), and will elect to use a third-party developer or general contractor where we believe it is beneficial to do so, such as in our expansion regions where we may have limited resources or scale. We believe direct involvement in construction enables us to achieve higher construction quality, greater control over construction schedules and cost savings. Our development, property management and construction teams monitor construction progress to ensure quality workmanship and a smooth and timely transition into the leasing and operating phase.

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

As part of the Archstone Acquisition in 2013 (as defined in Item 1. “Business” in the Company's Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2019), we acquired, and still own, 14 assets that had previously been contributed by third parties on a tax-deferred basis to an Archstone partnership in which the third parties received ownership interests. To protect the tax-deferred nature of the contribution, the third parties are entitled to cash payments if we trigger tax obligations to the third parties by selling, or failing to maintain sufficient levels of secured financing on, the contributed assets. Our tax protection payment obligations with respect to these assets don’t expire until the death of a third party who contributed ownership interests to the Archstone partnership. After review and investigation of Archstone’s tax and accounting records, we estimate that, had we sold or taken other triggering actions in 2023 with respect to all 14 assets, the aggregate amount of the tax protection payments that would have been triggered would have been approximately $44,100,000. At the present time, we do not intend to take actions that would cause us to be required to make tax protection payments with respect to any of these assets.

Acquisition Strategy.    Our core competencies in development and redevelopment discussed above allow us to be selective in the acquisitions we target. Acquisitions allow us to achieve rapid penetration into markets in which we desire an increased presence. Acquisitions (and dispositions) also help us achieve our desired product mix or rebalance our portfolio. While we are primarily focused on acquisitions in our expansion regions of Raleigh-Durham and Charlotte, North Carolina, Southeast Florida, Dallas and Austin, Texas, and Denver, Colorado, we may pursue additional investments in our established regions based on market conditions.

Operating & Property Management Strategy. We seek to increase operating income through innovative, proactive property management that will result in higher revenue from communities while constraining operating expenses. Our principal strategies to maximize operating income include:

•focusing on associate engagement and resident satisfaction;
•employing an innovative and continually evolving operating model that combines effective onsite associates with the capabilities of our centralized shared services center, technology platform and digital offerings and various automation technologies;
•utilizing data science and our operating experience to optimize revenue from the portfolio, including making operating decisions that reduce customer acquisition, transaction and retention costs;
•staggering lease terms such that lease expirations are matched with seasonal demand; and
•delivering high occupancy with premium pricing for various customer segments.

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
•performing turnover work in-house or hiring third parties, generally considering the most cost-effective approach as well as expertise needed to perform the work;
•regular preventive maintenance to maximize resident safety and satisfaction and property and equipment life;
•centralization of lease renewal activity, as well as many community administration and support tasks at our shared service center;
•pursuing real estate tax appeals;
•installing high efficiency lighting and water fixtures, cogeneration systems and solar panels; and
•implementing technology for resident and prospect services such as package lockers and self-guided or virtual tours.

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

We generally manage the operation and leasing activity of our communities directly (although we may use a wholly-owned subsidiary) both for ourselves and the joint ventures and partnerships of which we are a member or a partner. From time to time, we may engage a third party to manage leasing and/or maintenance activity at one or more of our communities, including in our expansion regions where we may have limited resources or scale.

From time to time we also pursue or arrange ancillary services for our residents to provide additional revenue sources or increase resident satisfaction. We provide such non-customary services to residents or share in the revenue or income from such services through a taxable REIT subsidiary (“TRS”), which is a subsidiary that is treated as a “C corporation” subject to federal income taxes. See “Tax Matters” below.

Financing Strategy.    Our financing strategy is to maintain a capital structure that provides financial flexibility to help ensure we can select cost-effective capital market options that are well matched to our business risks. We estimate that our short-term liquidity needs will be met from cash on hand, borrowings under our $2,250,000,000 revolving variable rate unsecured credit facility (the “Credit Facility”) and our $500,000,000 unsecured commercial paper note program (the “Commercial Paper Program”), sales of current operating communities and/or issuance of additional debt or equity securities. A determination to engage in an equity or debt offering depends on a variety of factors such as general market and economic conditions, our short and long-term liquidity needs, the relative costs of debt and equity capital and growth opportunities. A summary of debt and equity activity for the last three years is reflected on our Consolidated Statement of Cash Flows of the Consolidated Financial Statements set forth in Item 8 of this report.

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

Other Strategies and Activities.    While we emphasize equity real estate investments in rental apartment communities, we have the ability to invest in other activities and to make non-equity investments, including the following:

•Structured Investment Program: while we generally invest in multifamily real estate through fee simple ownership or an equity investment in a joint venture, we operate an investment platform through which we provide mezzanine loans or preferred equity to third-party multifamily developers in our existing regions.

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

•For-sale real estate development: we may also develop a property in conjunction with another real estate company that will own and operate the commercial or for-sale residential components of a mixed-use building or project that we help develop. We may from time to time, through a TRS, develop real estate and hold it for sale upon completion if we believe that this will be the best use or disposition opportunity for the property.

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

We conduct many of the administrative functions associated with our property operations (including billing, collections, and response to resident inquiries) through an internally operated shared services center, rather than having on-site associates conduct such activities. We believe this centralized platform allows our on-site associates to focus more on current and prospective resident services, while at the same time enabling us to reduce costs, mitigate risk and increase our availability and responsiveness to our residents. Since mid-2023, we have provided various back-office, financial administrative support services for a third party leveraging the economies of scale at our center to produce an additional revenue stream.

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

Human Capital

Attracting, motivating, developing, and retaining talented associates is important to our long-term success. We engage with our associates to understand our purpose, “Creating a Better Way to Live,” our core values (a commitment to integrity, a spirit of caring and a focus on continuous improvement) and our cultural norms (we collaborate, excel, innovate, act like owners, are thoughtful and thorough, show appreciation, and champion inclusion and diversity).

At January 31, 2024, we had 3,039 employees, of which approximately 98% were employed on a full-time basis. Approximately 65% of our associates work on-site at our operating communities and the balance work on other matters. None of our associates are represented by a union.

We consider the following aspects of human capital management to be important:

Diversity and Inclusion. We value workforce diversity and an inclusive culture. We believe that a diverse workplace will produce a variety of perspectives, motivate associates and help us understand and better serve our customers and the communities in which we do business. At January 31, 2024, 37% of our associates self-identified as White, 30% as Hispanic, 16% as Black, 6% as Asian, and 11% as other ethnicities, two or more ethnicities or did not respond. At January 31, 2024, 59% of our associates self-identified as male and 41% as female. We are committed to promoting and achieving greater workplace diversity and have undertaken active steps to further this goal, including by supporting associate resource groups.

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

Training. To help our associates develop the skills they need to advance in their careers and succeed at AvalonBay, we train them in a variety of ways, including providing job aids and quick reference guides, web-based courses and videos, in-person and virtual, instructor-led training and on-the-job learning. Our learning management system, AvalonBay University, offers approximately 700 courses providing functional, technical, management, ethics, compliance, cyber-awareness and safety training.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may obtain copies of our SEC filings, free of charge, from the SEC's website at www.sec.gov.

We maintain a website at www.avalonbay.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including exhibits and amendments to those reports, filed or furnished pursuant to the Exchange Act are available free of charge in the “Investor Relations” section of our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. In addition, the charters of our Board's Nominating, Governance and Corporate Responsibility Committee, Audit Committee and Compensation Committee, as well as our Director Independence Standards, Corporate Governance Guidelines, Code of Business Conduct and Ethics, Policy Regarding Shareholder Rights Agreements, Policy Regarding Shareholder Approval of Future Severance Agreements, Senior Officer Stock Ownership Guidelines, Policy on Political Contributions and Government Relations, Compensation Recovery Policy, AvalonBay Sanctions Compliance and Anti-Corruption Policy and Environmental, Social, and Governance Reports, are available free of charge in that section of our website or by writing to AvalonBay Communities, Inc., 4040 Wilson Blvd., Suite 1000, Arlington, Virginia 22203, Attention: Chief Financial Officer. To the extent required by the rules of the SEC and the New York Stock Exchange (the “NYSE”), we will disclose amendments and waivers relating to these documents in the same place on our website. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

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

Risks related to investments through acquisitions, construction, development, and joint ventures

Development, redevelopment and construction risks could affect our profitability. We intend to continue to develop and redevelop apartment home communities. These activities can include long planning and entitlement timelines and can involve complex and costly activities, including significant environmental remediation or construction work in high-density urban areas. These activities may expose us to the following risks, among others:

•we have recently, and may in the future, abandon opportunities that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs or we may impair land held for development, and as a result, we may fail to recover expenses already incurred in exploring those opportunities;
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

Failure to succeed in new markets, or with new brands and community formats, or in activities other than the development, ownership and operation of residential rental communities may have adverse consequences. We have engaged, and may continue from time to time to engage in development, acquisition and operating activity outside of our pre-existing market areas. Our historical experience in our existing markets in developing, owning and operating rental communities does not ensure that we will be able to operate successfully in new markets. We may be exposed to a variety of risks when we enter a new market, including an inability to accurately evaluate local apartment market conditions and an inability to obtain land for development or to identify appropriate acquisition opportunities. In order to more rapidly expand in our new markets, we have relied on third party developers to source and manage developments and on third party general contractors to manage construction more than we have in our existing markets. Relying on third parties to assist with and/or oversee development and construction creates additional and different risks than when we manage these activities directly, including that the third party may not perform to our standards, may breach contractual arrangements, or may incur liquidity constraints.

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

During 2023, we began to provide, through our internally operated shared service center, various back-office, financial administrative support services to a third party for a fee, and we may in the future provide such services to other third parties. There can be no assurance that we will be successful in providing such services, and the provision of such services creates additional sources of risk and potential liability for us with respect to the professional commitments and service levels we undertake when providing such services.

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

Our investments in technology companies, or in funds that invest in technology companies, are generally held through TRSs pursuant to which we will incur taxable gains upon the disposition of our interests. In addition, the value of these investments may be volatile and declines in value may impact our reported income even if we do not sell the investment.

We are exposed to risks associated with investment in, and management of, joint ventures. At times we invest directly and indirectly in real estate as a partner or a co-venturer with other investors. Joint venture investments (including investments through partnerships or limited liability companies) involve risks, including the possibility that our partner might become insolvent or otherwise refuse to make capital contributions when due; that we may be responsible to our partner for indemnifiable losses or the debt and obligations of an investment; that our investments may lose all or some of their value; that our partner might have business goals that are inconsistent with ours which may result in the venture or investment being unable to implement certain decisions that we consider beneficial; that our partner may be in a position to take action or withhold consent contrary to our instructions or requests; that, in cases where we are the general partner or managing member, our partners holding a majority of the equity interests may remove us from such role in certain cases involving cause; and that we may be liable and/or our status as a REIT may be jeopardized if either the investments, or the REIT entities associated with the investments, fail to comply with various tax or other regulatory matters. Frequently, we and our partner may each have the right to trigger a buy-sell or similar arrangement that could cause us to sell our interest, acquire our partner's interest or force a sale of the asset, which could occur at a time when we otherwise would not have initiated such a transaction or on terms that are not most advantageous to us.

Mezzanine debt and preferred equity investments could cause us to incur expenses, which could adversely affect our results of operations. We make mezzanine loans to borrowers and obtain preferred equity interests in projects owned by third party sponsors as part of our SIP. Some of these instruments may have some recourse to their borrower or sponsor, while others are limited to the collateral securing the loan or the right to remove the sponsor as manager of the venture in preferred equity investments. In the event of a default under these obligations, we may elect to take possession of the collateral securing these interests, or remove a sponsor from management of a preferred equity investment. Borrowers of mezzanine loans may contest our enforcement actions, including, foreclosure, assignment in lieu of foreclosure, or other remedies, and sponsors may contest our removal actions. In addition, borrowers and sponsors may seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Declines in the value of the underlying properties may prevent us from realizing an amount equal to our investment upon foreclosure or other remedies even if we make substantial improvements or repairs to maximize such properties' investment potential.

We cannot be certain that our estimate of future credit losses will be adequate over time because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. The ultimate resolutions may differ from our expectation, and we could suffer losses that would have a material adverse effect on our financial performance, the trading price of our securities and our ability to pay dividends and distributions.

We are exposed to risks associated with real estate assets that are subject to ground leases that may restrict our ability to finance, sell or otherwise transfer our interests in those assets, limit our use and expose us to loss if such agreements are breached by us or terminated. We own assets that are subject to long-term ground leases. These ground leases may impose limitations on our use or improvement of the properties, restrict our ability to finance, sell or otherwise transfer our interests or restrict the leasing of the properties. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to operate the properties. In addition, we could lose our interests in the properties if the ground leases are breached by us, terminated or lapse. As we get closer to the lease termination dates, the values of the properties could decrease if we are unable to agree upon an extension of the lease with the lessor. Certain of these ground leases have payments subject to annual escalations and/or periodic fair market value adjustments which could adversely affect our financial condition or results of operations.

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

Risks related to liquidity and financing

Capital and credit market conditions may adversely affect our access to various sources of capital and/or the cost of capital, which could impact our business activities, dividends, earnings and common stock price, among other things. In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We use external financing as one source of capital to fund construction and to refinance indebtedness as it matures. If sufficient sources of external financing are not available to us on cost-effective terms, we could be forced to limit our development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or issuing equity or debt securities. If we are able and/or choose to access capital at a higher cost than we have experienced in recent years, our earnings per share and cash flows could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate environment or a volatile economic environment, or if we dilute the interest of stockholders by issuing additional equity. Further, events involving limited liquidity, defaults, non-performance or other adverse developments that affect the lenders under our Credit Facility, the dealers under our Commercial Paper Program, financial institutions where we have deposits, transactional counterparties or other companies in the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, could result in losses or defaults by these institutions or counterparties or could lead to market-wide liquidity problems. Disruptions and uncertainty with respect to financial institutions, including as a result of recent bank failures and liquidity concerns, may negatively impact our ability to refinance existing indebtedness and access additional financing at reasonable terms or at all or may cause us or our transactional counterparties to be unable to complete transactions as intended, all of which could have a material adverse effect on our financial condition and results of operations.

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

Bond financing and zoning and other compliance requirements could limit our income, restrict the use of communities and cause favorable financing to become unavailable. We have financed some of our apartment communities with obligations issued by local government agencies because the interest paid to the holders of this debt is generally exempt from federal income taxes, which typically provides a more favorable interest rate for us. These obligations are commonly referred to as “tax-exempt bonds” and generally must be secured by mortgages on our communities. As a condition to obtaining (i) tax-exempt financing, (ii) favorable zoning or (iii) an agreement relating to property taxes in some jurisdictions, we will commit to make some of the apartments in a community available to households whose income does not exceed certain thresholds (e.g., 50% or 80% of area median income), or who meet other qualifying tests. As of December 31, 2023, 4.6% of our apartment homes at current operating communities were under income limitations such as these. These commitments, which may or may not expire, may limit our ability to raise rents, adversely affecting the value of communities subject to these restrictions. If we fail to observe these commitments, we could lose benefits (such as reduced property taxes) or face liabilities including liability for the benefits we received under tax exempt bonds, tax credits or agreements related to property taxes.

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

We may experience barriers to selling apartment communities that could limit financial flexibility. Difficulties in selling real estate at prices we find acceptable in a timely manner may limit our ability to quickly change or reduce the apartment communities in our portfolio in response to changes in economic, regulatory, or other conditions. Federal tax laws may also limit our ability to sell properties when desired. See “Risks related to our REIT or tax status or reliance on various tax regulations” section for more information on federal tax law risks. In addition, the capitalization rates/disposition yields at which apartment communities may be sold could also be higher than historic rates, thereby reducing our potential proceeds from sale.

Increased scrutiny and changing expectations from investors, tenants and others regarding our environmental, social and governance (“ESG”) practices and reporting could impact our business practices, cause us to incur additional costs and expose us to new risks. ESG evaluations, including ESG scores and ratings, are important to some investors and other stakeholders and may impact the price of our securities and business practices. Investors may focus on, and consider a company's ESG-related business practices, scores and reporting when choosing to allocate their capital in making investment decisions, including if they invest in our securities. This has included or may in the future include expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, and could expand the nature, scope, and complexity of matters that we are required to control, assess and report, which may prove difficult, expensive and time consuming. In addition, the adoption of increased government regulations and changes in investor preference related to ESG and similar matters may result in changes to our business practices, including increasing expenses or capital expenditures. We have communicated certain initiatives and goals regarding ESG matters and we may in the future communicate revised or additional initiatives or goals. If we fail to satisfy the expectations of investors, residents and other stakeholders, our initiatives are not executed as planned, or we do not satisfy our goals, our reputation and financial results could be adversely affected.

Risks related to operations of our communities

Laws, regulations and orders imposing rent control or rent stabilization, or limiting our rights as a landlord, could adversely affect our operations and revenue. A number of states and municipalities have implemented or are seeking to implement rent control or rent stabilization laws and regulations or take other actions that could limit or delay our ability to raise rents, charge non-rent fees, screen and evict tenants for non-payment of rent or other lease violations. For example, the State of California has statewide rent control for communities older than fifteen years, limiting rent increases to the lesser of 10% or 5% plus local CPI, and the State of New York has rules for rent-controlled and rent-stabilized units that limit the way rent increases are calculated for renewal leases, basing increases solely on rent actually paid and eliminating the ability to increase the renewal rent to a higher “registered rent.” Furthermore, in California the Governor has the ability to enact local or statewide states of emergency which limit our ability to increase new and renewal rents more than 10% over the rent in place on the date such state of emergency was declared, which has impacted some of our California communities. We have seen an increase in state and local governments in our markets implementing, considering or being urged by various constituencies to consider regulations of the types described above. Additionally, the Biden Administration published a white paper entitled the Blueprint for a Renters Bill of Rights and various federal agencies have engaged in accompanying efforts aimed at increasing fairness in the rental market. Current and future enactments of rent control or rent stabilization laws or other laws regulating rental housing may limit our ability to charge market rents, increase rents, charge non-rent fees, screen and evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with our investment in these communities, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from the community.

We face risks related to multifamily rental antitrust, regulatory scrutiny and new litigation. Lawsuits, government investigations and proposed legislation relating to antitrust matters in the multifamily rental market are ongoing and may impact the Company, whether or not we are found directly liable for an antitrust violation. For example, a purported class action has been brought by private litigants against RealPage, Inc., a provider of revenue management systems, and numerous multifamily rental companies; while we were originally named as a defendant, the Company was voluntarily dismissed without prejudice from this case after explaining to plaintiffs’ counsel why the Company believed that these cases were without merit as they pertained to the Company. Subsequently, on November 1, 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc. and 14 owners and/or operators of multifamily housing in the District of Columbia, including the Company, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data. While the Company intends to vigorously defend against this lawsuit, given the early stage of the District of Columbia’s lawsuit, the Company is unable to predict the outcome or estimate the amount of loss, if any, that may result from the lawsuit. The Company is also aware that governmental investigations regarding antitrust matters in the multifamily industry are ongoing. Municipalities other than the

District of Columbia or federal agencies may also bring suits against multifamily rental providers. Regardless of whether the Company remains named in the District of Columbia lawsuit or any other lawsuits or becomes the focus of any governmental investigation, the Company may incur substantial costs related to these lawsuits, whether as a defendant or as a third-party witness. As well, settlements by RealPage, Inc. or other defendants in such cases could impact the multifamily industry in ways that have an adverse effect on the Company. In addition, state and federal legislation has been introduced that could regulate the use by multifamily apartment rental companies of third party algorithmic revenue management systems, and if legislation of this type passes, the impact on the Company is difficult to predict. Lawsuits, government investigations and new legislation related to antitrust matters may, among other things, be costly to comply with, result in negative publicity, require significant management time and attention and subject us to remedies or burdensome requirements that adversely affect our business.

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

Unfavorable changes in market and economic conditions could adversely affect occupancy, rental rates, operating expenses, and the overall market value of our real estate assets. Local conditions in our regions significantly affect occupancy, rental rates and the operating performance of our communities, and may be adversely affected by the following risks:

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

•Consumers whose income has declined or who are working remotely may decide to live in a location other than our markets. Demand from students and demand for corporate apartment homes may be negatively impacted by trends in remote learning and work, and the adoption of new online technologies.

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

•Impacts on the general economy and our industry caused by (i) supply chain constraints and (ii) inflation caused by both supply chain constraints and governmental fiscal and monetary policies. Supply chain constraints could cause delays in our construction and redevelopment activity, and inflation could cause our construction and operating costs to increase without a commensurate increase in our rental revenue.

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

Risks related to commercial leasing operations. Although we are primarily in the multifamily rental business, we also own and lease ancillary commercial space. Gross rental revenue provided by leased commercial space in our portfolio represented 1.5% of our total revenue in 2023. The long term nature of our commercial leases and characteristics of many of our tenants (small, local businesses) may subject us to certain risks. We may not be able to lease new space for rents that are consistent with our projections or at market rates. Also, when leases for our existing commercial space expire, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. Our properties compete with other properties with commercial space. If our commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations, which could adversely impact our results of operations and financial condition.

Inflation and related volatility in the economy could negatively impact our residents and our results of operations. Inflation accelerated rapidly in 2022, continued at an elevated level in 2023 and may continue at the present level or increase. Inflation and its related impacts, including increased prices for services and goods and higher interest rates and wages, and any policy interventions by the U.S. government, could negatively impact our residents’ ability to pay rents or our results of operations. Substantially all of our apartment leases are for a term of one year or less, which we believe mitigates our exposure to inflation by permitting us to set rents commensurate with inflation (subject to rent regulations to the extent they apply and assuming our current or prospective residents will accept and can pay commensurate increased rents, of which there can be no assurance). However, inflation could outpace any increases in rent and adversely affect us. We may not be able to mitigate the effects of inflation and related impacts, and the duration and extent of any prolonged periods of inflation, and any related adverse effects on our results of operations and financial condition, are unknown at this time. Inflation may also cause increased volatility in financial markets, which could affect our ability to access the capital markets or impact the cost or timing at which we are able to do so.

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

We believe that we are organized and qualified as a REIT, and we intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot assure you that we are qualified as a REIT, or that we will remain qualified in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations and involves the determination of a variety of factual matters and circumstances not entirely within our control. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification. Additionally, our expanding range of investments (such as investments in mezzanine loans, preferred equity, and technology and environmentally focused venture funds and companies) may add additional REIT compliance challenges, some of which may involve determinations or circumstances that may be beyond our control.

Even if we qualify as a REIT, we will be subject to certain federal, state and local taxes on our income and property and on taxable income that we do not distribute to our stockholders. In addition, we hold certain assets and engage in certain activities through our TRSs that a REIT could not engage in directly. We also use TRSs to hold certain assets that we believe would be subject to the 100% prohibited transaction tax if sold at a gain outside of a TRS or to engage in activities that generate non-qualifying REIT income. Our TRSs are subject to federal income tax as regular corporations.

Legislative or other actions affecting REITs could have a negative effect on us or our stockholders. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service ("IRS") and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive legislation, could adversely affect us or our stockholders. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT, the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in our Company. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

Our ownership of TRSs is subject to certain restrictions, and we will be required to pay a 100% penalty tax on certain income or deductions if transactions with our TRSs are not conducted on arm’s-length terms. We have established several TRSs. The TRSs must pay federal income tax on their taxable income as regular corporations. While we will attempt to ensure that our dealings with our TRSs do not adversely affect our REIT qualification, we cannot provide assurances that it will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, to the extent dealings between us and our TRSs are not deemed to be arm’s-length in nature. We intend that our dealings with our TRSs will be on an arm’s-length basis. No assurances can be given, however, that the IRS will not assert a contrary position.

Failure of one or more of our subsidiaries to qualify as a REIT could adversely affect our ability to qualify as a REIT. We have owned and may in the future own interests in subsidiaries that have elected (or will elect) to be taxed as REITs under the Code. These subsidiary REITs were or will be subject to the REIT qualification requirements and other limitations that are applicable to us. If any of our subsidiary REITs were to fail to qualify as a REIT, then (i) the subsidiary REIT would become subject to federal income tax, (ii) our ownership of shares in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs, and (iii) it is possible that we could also fail to qualify as a REIT.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes. We may transfer or otherwise dispose of some of our properties. Under the Code, unless certain exceptions apply, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business could be treated as income from a prohibited transaction subject to a 100% penalty tax from the gain on the sale of the property, which could potentially adversely impact our status as a REIT unless we own the property through a TRS. Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property should be treated as prohibited transactions. However, whether property is held for investment purposes depends on the facts and circumstances surrounding the particular transaction. The IRS may contend that certain of our transfers or disposals of properties are prohibited transactions. If the IRS were to argue successfully that a transfer or disposition of property was a prohibited transaction, then we would be required to pay a 100% penalty tax on any gain allocable to it from the prohibited transaction, and our ability to retain proceeds from real property sales may be jeopardized.

We may face risks in connection with Section 1031 exchanges. We may dispose of real properties in transactions intended to qualify as “like-kind exchanges” under Section 1031 of the Code. If a transaction intended to qualify as a Section 1031 exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of real properties on a tax-deferred basis.

We may choose to pay dividends in our own stock, in which case, stockholders may be required to pay tax in excess of the cash they receive. We may distribute taxable dividends that are payable in part in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash dividend received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, the trading price of our stock would experience downward pressure if a significant number of our stockholders sell shares of our stock in order to pay taxes owed on dividends.

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

We may incur costs related to climate change. We may experience climate change impacts including extreme weather, sea level rise, the effects of declines in available water supplies and changes in precipitation, temperature and wildfire exposure, all of which may result in physical damage to and/or a decrease in demand for properties located in areas affected by these conditions. Should the impact of these conditions be material in nature or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected, and may negatively impact the types and pricing of insurance we are able to procure. In addition, implementation of new or changes in existing federal, state and local regulations based on concerns about climate change could result in increased capital expenditures or operating expenses on our existing properties (for example, requiring retrofitting of existing systems) and our new development properties (for example, to improve energy efficiency, reduce greenhouse gas emissions and/or improve resistance to inclement weather) without a corresponding increase in revenue, resulting in adverse impacts to our results of operations. Further, laws and regulations at the federal, state and local level requiring climate-related disclosures, including the rules proposed by the SEC and the legislation recently enacted in the state of California, may increase compliance and data collection costs if, and when, such laws and regulations become effective.

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

The development, construction and operation of our communities are subject to environmental, health and safety regulations and permitting under various federal, state and local laws, regulations and ordinances, which regulate matters including wetlands protection, storm water runoff and wastewater discharge. These laws and regulations may impose restrictions on how our communities may be developed, and noncompliance with these laws and regulations may subject us to fines and penalties and may subject us to liability in connection with personal injury.

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

To maintain our qualification as a REIT for federal income tax purposes, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by or for five or fewer individuals at any time during the last half of any taxable year. To maintain this qualification, and/or to address other concerns about concentrations of ownership of our stock, our charter generally prohibits ownership (directly, indirectly by virtue of the attribution provisions of the Code, or beneficially as defined in Section 13 of the Exchange Act) by any single stockholder of more than 9.8% of the issued and outstanding shares of any class or series of our stock. In general, under our charter, pension plans and mutual funds may directly and beneficially own up to 15% of the outstanding shares of any class or series of stock. Under our charter, our Board of Directors may in its sole discretion waive or modify the ownership limit for one or more persons, but it is not required to do so even if such waiver would not affect our qualification as a REIT. These ownership limits may prevent or delay a change in control and, as a result, could adversely affect our stockholders' ability to realize a premium for their shares of common stock.

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

Litigation could adversely affect our business. We are and may in the future become involved in legal proceedings, claims, actions, inquiries and/or investigations in connection with our operations, which may result in defense costs, settlements, fines and/or judgments against us, some of which are not, or cannot be, covered by insurance, including risks related to the multifamily rental antitrust litigation discussed below. Legal proceedings and other claims, if decided adversely to or settled by us, and not covered by insurance, could result in liability material to our financial condition, results of operations or cash flows. Likewise, regardless of outcome, legal proceedings and other claims may result in substantial costs and expenses, affect the availability or cost of some of our insurance coverage and significantly divert the attention of our management. With respect to any legal proceeding or other claim, there can be no assurance that we will be able to prevail, or achieve a favorable settlement or outcome, or that our insurance and/or any contractual indemnities will be enough to cover all of our defense costs or any resulting liabilities.

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

We rely on information technology in our operations, and any breach, interruption or security failure of that technology, or any non-compliance with applicable laws with respect to the use of that technology, could have a negative impact on our business, results of operations, financial condition and/or reputation. We rely on information technology, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions, personally identifiable information (“PII”), and tenant and lease data. Our business requires us and some of our vendors to use and store PII and other confidential and sensitive information of our residents and employees. Privacy and information security laws and regulations for PII continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase our operating costs and adversely impact our ability to market our properties and services.

Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. Cyber-attacks can include third parties gaining access to data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, and other deliberate attacks and attempts to gain unauthorized access to our or our vendors’ data or information technology systems. Although our and our vendors' information technology systems are essential to the operation of our business and our ability to perform day-to-day operations, even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. These threats, in turn, may lead to increased costs to protect our information systems, detect and respond to threats, and recover from cyber incidents. Our insurance program may not be adequate to cover all losses relating to such events.

There can be no assurance that we will be able to prevent unauthorized access to PII or to our network or business systems in general. Any failure in or breach of our operational or information security systems, or those of our vendors, as a result of cyber-attacks or other security incidents, could materially adversely impact our operations and financial position, including disruption of our operations caused by an inability to access network systems, disclosure or misuse of confidential or proprietary information (including PII of our residents and/or associates), damage to our reputation, and/or potentially significant legal and/or financial liabilities and penalties.

Various laws and regulations and interpretations thereof, as well as agreements with payment processors, require, or may require, us to comply with rules related to our business and our websites used by residents and prospective residents, including requirements related to accessibility of our websites to persons with disabilities and our handling and use of data, including personal data, that we collect. We could face liabilities for failure to comply with these requirements. Privacy laws and regulations, such as the California Consumer Privacy Act as amended by the California Privacy Rights Act (“CCPA”), related regulations and other U.S. state privacy laws, are evolving and may be subject to differing interpretations. We could incur costs to comply with stricter and more complex data privacy, data collection and information security laws and standards.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Cybersecurity Risk Management, Strategy and Governance

We have implemented and maintain a risk management framework designed to identify, assess, and mitigate risks from cybersecurity threats. We assess our cybersecurity program (“CSP”), as part of our enterprise risk management program, against the National Institute of Standards and Technology’s Cybersecurity Framework (“NIST CSF”) and also use as a model the Center for Internet Security (“CIS”) control framework’s Implementation Group 2 (“IG2”). We perform annual assessments against NIST CSF benchmarks and focus on continuous improvement over those criteria. We use a list of factors based on business risk tolerance and external compliance requirements to determine if a business asset, data, system, process, or service provider should be included within the scope of the CSP. Prior to contracting with an outside vendor that hosts our data, such as Company information, or PII of our associates or residents, or that integrates with our systems, our policy is to conduct a cybersecurity risk assessment, which includes, as appropriate, a due diligence questionnaire completed by the vendor, a System and Organization Controls 1 (“SOC1”) report from major vendors and a review of the vendor’s scope of access to our IT systems and data.

We also utilize third-party service providers to enhance our CSP, including engaging them annually to assess our CSP against the NIST CSF. We use one or more third-party managed security solution providers, who provide us with threat intelligence information and managed threat detection and response capabilities. We have also engaged a third party to assist with associate cybersecurity training. Additionally, we have engaged outside breach response legal counsel to assist the Company with cybersecurity counseling and incident response.

Although we have not experienced any material cybersecurity incidents, a future incident could materially affect us. We rely on information technology to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions, PII, and resident and lease data. Our business requires us and some of our vendors, to use and store PII and other confidential and sensitive information of our residents and associates. Any failure in or breach of our operational or information security systems or those of our vendors as a result of cyber-attacks or other security incidents, could materially adversely impact our operations and financial position, including disruption of our operations caused by an inability to access network systems, disclosure or misuse of confidential or proprietary information (including PII of our residents and/or associates), damage to our reputation, and/or potentially significant legal and/or financial liabilities and penalties.

You should carefully review Part I, Item 1A. “Risk Factors” of this Form 10-K for a discussion of the risks to the Company related to cybersecurity.

Our cybersecurity team is headed by our Senior Director of Cybersecurity, who has over 15 years of experience with IT and cybersecurity. The cybersecurity team reports to our Senior Vice President-Information Technology. The Senior Director of Cybersecurity and the Senior Vice President-Information Technology are part of, and work with, a management Cybersecurity Steering Committee (“CSC”), which meets regularly. The CSC works to ensure strategic alignment of the CSP with our business objectives and priorities. The CSC is chaired by the Senior Director of Cybersecurity and is composed of our Chief Financial Officer, Chief Operating Officer, General Counsel and senior members of our finance, legal, IT, risk management and internal audit teams. The Company has designated an incident response team and defined criteria to guide responses to cybersecurity incidents.

The Audit Committee of our Board of Directors provides Board-level oversight of risks from cybersecurity threats. In addition to providing periodic reports, at least annually the Senior Director of Cybersecurity and the Senior Vice President-Information Technology meet with the Audit Committee regarding cybersecurity risks and assessments and related Company policies and initiatives. The Audit Committee and management have adopted a policy that categorizes cybersecurity incidents and sets out incident escalation procedures to the full Board of Directors.

ITEM 2.    PROPERTIES

Our real estate investments consist primarily of current operating apartment communities (“Current Communities”), consolidated and unconsolidated communities in various stages of development (“Development” communities and “Unconsolidated Development” communities) and Development Rights (as defined below). Our Current Communities are further classified as Same Store communities, Other Stabilized communities, Redevelopment communities and Unconsolidated communities. While we generally establish the classification of communities on an annual basis, we update the classification of communities during the calendar year to the extent that our plans with regard to the disposition or redevelopment of a community change. The following is a description of each category:

Current Communities are categorized as Same Store, Other Stabilized, Redevelopment or Unconsolidated according to the following attributes:

•Same Store is composed of consolidated communities where a comparison of operating results from the prior year to the current year is meaningful as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period. For the year ended December 31, 2023, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2022, did not conduct substantial redevelopment activities and are not held for sale as of December 31, 2023. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•Other Stabilized is composed of completed consolidated communities that we own and that are not Same Store but which have stabilized occupancy, as defined above, as of January 1, 2023, or which were acquired subsequent to January 1, 2022. Other Stabilized excludes communities that are conducting or conducted substantial redevelopment activities within the current year, as defined below.

•Redevelopment is composed of consolidated communities where substantial redevelopment occurred or is in progress. Redevelopment is considered substantial when (i) capital invested is expected to exceed the lesser of $5,000,000 or 10% of the community's pre-redevelopment basis and (ii) physical occupancy is below or is expected to be below 90% during, or as a result of, the redevelopment activity.

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

As of December 31, 2023, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Same Store:
New England	39	9,577
Metro NY/NJ	41	12,766
Mid-Atlantic	39	13,301
Southeast Florida	7	2,187
Denver, CO	4	1,086
Pacific Northwest	20	5,474
Northern California	40	12,133
Southern California	58	17,281
Other Expansion Regions	4	925
Total Same Store	252	74,730

Other Stabilized:
New England	1	350
Metro NY/NJ	—	—
Mid-Atlantic	4	1,895
Southeast Florida	1	650
Denver, CO	2	453
Pacific Northwest	—	—
Northern California	—	—
Southern California	1	653
Other Expansion Regions	5	1,587
Total Other Stabilized	14	5,588

Redevelopment	—	—

Unconsolidated	8	2,247

Total Current	274	82,565

Development	24	7,629

Unconsolidated Development	1	475

Total Communities	299	90,669

Development Rights	30	10,801

Our holdings under each of the above categories are discussed on the following pages.

We generally establish the composition of our Same Store communities portfolio annually. Changes in the Same Store communities portfolios for the years ended December 31, 2023, 2022 and 2021 were as follows:

Number of communities
Same Store communities as of December 31, 2020	232
Communities added	15
Communities removed (1)
Redevelopment communities	—
Disposed communities	(9)
Other Stabilized	(1)
Same Store communities as of December 31, 2021	237
Communities added	8
Communities removed (1)
Redevelopment communities	(1)
Disposed communities	(9)
Same Store communities as of December 31, 2022	235
Communities added	21
Communities removed (1)
Redevelopment communities	—
Disposed communities	(4)
Same Store communities as of December 31, 2023	252
_________________________________
(1)    Communities were removed from our Same Store portfolio if we believed that planned activity for the upcoming year would result in that community's expected operations not being comparable to the prior year, including (i) when we intended to undertake a significant capital renovation, such that the community was classified as a Redevelopment community; (ii) when we intended to dispose of a community; or (iii) when a significant casualty loss occurred.

Current Communities

Our Current Communities include garden-style apartment communities consisting of multi-story buildings of stacked flats and/or townhome apartments in landscaped settings, as well as mid and high rise apartment communities consisting of larger elevator-served buildings of four or more stories, frequently with structured parking. As of January 31, 2024, our Current Communities consisted of the following:

	Number of communities	Number of apartment homes
Garden-style	131	41,026
Mid-rise	120	34,187
High-rise	28	8,442
Total Current Communities	279	83,655

As discussed in Item 1. “Business,” we operate under four core brands: Avalon, AVA, eaves by Avalon and Kanso. We believe that this branding differentiation allows us to target our product offerings to multiple customer groups and submarkets within our existing geographic footprint.

We also have an extensive and ongoing maintenance program to continually maintain and enhance our communities and apartment homes. The aesthetic appeal of our communities, and a service-oriented property management team that is focused on the specific needs of residents, enhances market appeal. We believe our mission of “Creating a Better Way to Live” helps us achieve higher rental rates and occupancy levels while minimizing resident turnover and operating expenses.

Our Current Communities are located in the following geographic markets:

	Number of communities at		Number of apartment homes at		Percentage of total apartment homes at
	1/31/2023	1/31/2024	1/31/2023	1/31/2024	1/31/2023	1/31/2024
New England	41	42	10,221	10,328	12.4%	12.4%

Metro NY/NJ	47	49	14,296	14,756	17.4%	17.6%
New York City, NY	14	14	5,089	5,089	6.2%	6.1%
New York Suburban	12	13	3,792	3,878	4.6%	4.6%
New Jersey	21	22	5,415	5,789	6.6%	6.9%

Mid-Atlantic	45	44	15,770	15,501	19.2%	18.5%
Washington Metro	39	36	13,808	12,784	16.8%	15.3%
Baltimore, MD	6	8	1,962	2,717	2.4%	3.2%

Southeast Florida	8	8	2,837	2,837	3.4%	3.4%

Denver, Colorado	6	6	1,539	1,539	1.9%	1.8%

Pacific Northwest	21	21	5,802	5,802	7.0%	6.9%

Northern California	42	41	12,641	12,446	15.3%	14.9%
San Jose, CA	12	12	4,723	4,723	5.7%	5.7%
Oakland-East Bay, CA	15	15	4,338	4,338	5.3%	5.2%
San Francisco, CA	15	14	3,580	3,385	4.3%	4.0%

Southern California	59	59	17,924	17,934	21.7%	21.4%
Los Angeles, CA	39	39	12,133	12,143	14.7%	14.5%
Orange County, CA	13	13	4,024	4,024	4.9%	4.8%
San Diego, CA	7	7	1,767	1,767	2.1%	2.1%

Other Expansion Regions	6	9	1,381	2,512	1.7%	3.1%
North Carolina	4	5	760	963	0.9%	1.2%
Texas	2	4	621	1,549	0.8%	1.9%
	275	279	82,411	83,655	100.0%	100.0%

We manage and operate substantially all of our Current Communities. During the year ended December 31, 2023, we completed construction of six communities containing 1,393 apartment homes, acquired three communities containing 1,131 apartment homes and sold four operating communities containing 987 apartment homes.

Of the Current Communities, as of January 31, 2024, we owned (directly or through wholly-owned subsidiaries):

•270 operating communities, including 263 with a full fee simple or absolute ownership interest, and seven that are on land subject to a land lease. The land leases have various expiration dates from July 2046 to April 2106, and three of the land leases are used to support tax advantaged structures that ultimately allow us to purchase the land upon lease expiration.

•A membership interest in five limited liability companies. One of the ventures, the NYTA MF Investors LLC, through subsidiaries owns a fee simple interest in three operating communities and a leasehold interest in two additional operating communities. The other four ventures each hold a fee simple interest in an operating community, one of which is consolidated for financial reporting purposes.

In addition to our Current Communities, we also hold, directly or through wholly-owned subsidiaries, a full fee simple ownership interest in our wholly-owned Development Communities and a membership interest in one limited liability company that holds a fee simple interest in an Unconsolidated Development Community.

Development Communities

As of December 31, 2023, we owned or held a direct interest in 17 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 6,064 apartment homes and 59,000 square feet of commercial space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,491,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate. You should carefully review Item 1A. “Risk Factors” for a discussion of the risks associated with development activity and our discussion under Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” (including the factors identified under “Forward-Looking Statements”) for further discussion of development activity.

The following table presents a summary of the Development Communities.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy	Estimated completion	Estimated stabilized operations (2)
1.	Avalon Amityville Amityville, NY	338	$134	Q2 2021	Q3 2023	Q2 2024	Q4 2024
2.	Avalon Bothell Commons I Bothell, WA	467	236	Q2 2021	Q3 2023	Q2 2024	Q1 2025
3.	Avalon Westminster Promenade Westminster, CO	312	112	Q3 2021	Q2 2024	Q3 2024	Q2 2025
4.	Avalon West Dublin Dublin, CA	499	267	Q3 2021	Q4 2023	Q4 2024	Q2 2025
5.	Avalon Montville Montville, NJ	349	127	Q4 2021	Q4 2023	Q3 2024	Q4 2024
6.	Avalon Redmond Campus (3) Redmond, WA	214	89	Q4 2021	Q1 2024	Q2 2024	Q4 2024
7.	Avalon Governor's Park Denver, CO	304	135	Q1 2022	Q3 2024	Q4 2024	Q2 2025
8.	Avalon West Windsor (4) West Windsor, NJ	535	201	Q2 2022	Q2 2025	Q3 2026	Q1 2027
9.	Avalon Durham (5) Durham, NC	336	125	Q2 2022	Q2 2024	Q3 2024	Q2 2025
10.	Avalon Annapolis Annapolis, MD	508	200	Q3 2022	Q3 2024	Q3 2025	Q2 2026
11.	Kanso Milford Milford, MA	162	65	Q4 2022	Q1 2024	Q3 2024	Q1 2025
12.	Avalon Lake Norman (5) Mooresville, NC	345	101	Q1 2023	Q1 2025	Q1 2026	Q3 2026
13.	Avalon Hunt Valley West Hunt Valley, MD	322	109	Q2 2023	Q1 2025	Q1 2026	Q3 2026
14.	Avalon South Miami (4) South Miami, FL	290	186	Q3 2023	Q3 2025	Q1 2026	Q3 2026
15.	Avalon Princeton Shopping Center Princeton, NJ	200	82	Q3 2023	Q1 2025	Q2 2025	Q4 2025
16.	Avalon Wayne Wayne, NJ	473	174	Q4 2023	Q2 2025	Q2 2026	Q4 2026
17.	Avalon Parsippany Parsippany, NJ	410	148	Q4 2023	Q3 2025	Q2 2026	Q3 2026
	Total	6,064	$2,491
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
(5)Communities being developed through our Developer Funding Program (“DFP”). The DFP utilizes third-party multifamily developers to source and construct communities which we own and operate.

During the year ended December 31, 2023, we completed the development of the following wholly-owned communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.	Quarter of completion
1.	Avalon Harrison (2) Harrison, NY	143	$94	171,036	$550	Q2 2023
2.	Avalon Brighton Boston, MA	180	90	167,230	$538	Q2 2023
3.	Avalon Somerville Station Somerville, NJ	374	121	368,396	$328	Q3 2023
4.	Avalon North Andover North Andover, MA	221	77	216,545	$356	Q3 2023
5.	Avalon Merrick Park (3) Miami, FL	254	104	218,742	$475	Q3 2023
6.	Avalon Princeton Circle Princeton, NJ	221	89	253,462	$351	Q4 2023
	Total	1,393	$575
____________________________________
(1)Total capitalized cost is as of December 31, 2023. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.
(2)Avalon Harrison contains 27,000 square feet of commercial space.
(3)Community was developed through our DFP.

Unconsolidated Development Communities

As of December 31, 2023, we had an indirect interest in the following Unconsolidated Development Communities.

Unconsolidated Development Community		Company ownership percentage	# of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial occupancy	Estimated completion	Estimated stabilized operations (4)
1.	AVA Arts District (2)(3) Los Angeles, CA	25.0%	475	$291	Q3 2020	Q3 2023	Q1 2024	Q4 2024
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
(3)As of December 31, 2023, we had contributed an equity investment in AVA Arts District of $32,738. The remaining development costs are primarily expected to be funded by the venture's variable rate construction loan. The venture had drawn $135,983 of the $167,147 maximum borrowing capacity of the construction loan as of December 31, 2023. While we guarantee the construction loan on behalf of the venture, any amounts payable under the guarantee are obligations of the venture partners in proportion to ownership interest.
(4)Stabilized operations is defined as the earlier of either (i) attainment of 90% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

Unconsolidated Operating Communities

As of December 31, 2023, we had investments in the following unconsolidated real estate entities accounted for under the equity method of accounting, excluding development joint ventures. See Note 5, “Investments,” of the Consolidated Financial Statements included elsewhere in this report. For joint ventures holding operating apartment communities as of December 31, 2023, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

				Debt (1)
Unconsolidated Real Estate Investments	Company Ownership Percentage	# of Apartment Homes	Total Capitalized Cost	Principal Amount	Type	Interest Rate	Maturity Date
NYTA MF Investors LLC
1. Avalon Bowery Place I—New York, NY		206	$215,923	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II—New York, NY		90	91,368	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside—New York, NY (2)		295	212,444	111,295	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea—New York, NY (3)		305	129,225	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line—New York, NY (3)		405	122,463	84,000	Fixed	4.01%	Jan 2029
Total NYTA MF Investors LLC	20.0%	1,301	771,423	394,734		3.88%

Other Operating Joint Ventures
1. MVP I, LLC - Avalon at Mission Bay II - San Francisco, CA	25.0%	313	129,681	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC - Brandywine - Washington, D.C.	28.7%	305	20,093	19,062	Fixed	3.40%	Jun 2028
3. Avalon Alderwood MF Member, LLC - Avalon Alderwood Place - Lynnwood, WA	50.0%	328	111,159	—	N/A	N/A	N/A
Total Other Joint Ventures		946	260,933	122,062		3.26%

Total Unconsolidated Real Estate Investments (4)		2,247	$1,032,356	$516,796		3.73%
_________________________________
(1)We have not guaranteed the debt of these unconsolidated investees and bear no responsibility for the repayment unless otherwise disclosed.
(2)Borrowing on this community is comprised of two mortgage loans. The interest rate is the weighted average interest rate as of December 31, 2023.
(3)Borrowing on this dual-branded community is comprised of a single mortgage loan. This dual-branded community is subject to a leasehold interest which is not included in the total capitalized cost.
(4)In addition to leasehold assets, there were net other assets of $30,792 as of December 31, 2023 associated with our unconsolidated real estate investments which are primarily cash and cash equivalents.

We had an equity interest of 28.6% in the Archstone Multifamily Partners AC LP (the “U.S. Fund”) and because we achieved a threshold return for the fund, during the years ended December 31, 2023 and 2022, we recognized income of $1,519,000 and $4,690,000, respectively, for our promoted interest, which is included in income from unconsolidated investments on the accompanying Consolidated Statements of Comprehensive Income. The U.S. Fund sold its final three communities in 2022 and has completed its dissolution in 2023.

Development Rights

At December 31, 2023, we had $199,062,000 in acquisition and related capitalized costs for direct interests in eight land parcels we own. In addition, we had $53,122,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to (i) 19 Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land, as well as (ii) costs incurred for three Development Rights that we expect to construct as additional phases of our existing stabilized operating communities on land we own. Collectively, the land held for development and associated costs for deferred development rights relate to 30 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 10,801 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights, for which future development is not yet considered probable, are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. During 2023, we incurred a charge of $33,479,000 for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed. The amount for 2023 includes write-offs of $27,455,000 related to seven Development Rights that we determined are no longer probable.

You should carefully review Item 1A. “Risk Factors,” for a discussion of the risks associated with Development Rights.

Land Acquisitions

We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2023, we acquired the following land parcels for an aggregate investment of $80,870,000.

		Estimated number of apartment homes	Projected total capitalized cost (1) ($ millions)	Date acquired
1.	Avalon Quincy Adams Quincy, MA	288	$117	April 2023
2.	Avalon Princeton Shopping Center (2) Princeton, NJ	200	82	June 2023
3.	Avalon Wayne (2) Wayne, NJ	473	174	September 2023
4.	Avalon Oakridge I Durham, NC	459	148	October 2023
5.	Avalon Parsippany (2) Parsippany, NJ	410	148	October 2023
6.	Avalon Carmel Charlotte, NC	360	126	December 2023
	Total	2,190	$795
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
(2)Construction on this land parcel commenced during 2023.

Acquisition & Disposition Activity

We buy and sell assets based on our long-term investment criteria and target portfolio allocation. We also dispose of assets when capital and real estate markets allow us to realize a portion of the value created over our ownership periods, and we generally redeploy the proceeds from those sales to develop, redevelop and acquire communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our Credit Facility or Commercial Paper Program or retain the cash proceeds on our balance sheet until it is redeployed into acquisition, development or redevelopment activity. At times, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a tax-deferred, like-kind exchange transaction. From January 1, 2023 to January 31, 2024, (i) we acquired three wholly-owned communities containing 1,131 apartment homes for an aggregate purchase price of $277,200,000 and (ii) we sold our interest in four wholly-owned communities, containing 987 apartment homes, with an aggregate gross sales price of $446,000,000.

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

Our communities are insured for certain property damage and business interruption losses through a combination of community specific insurance policies and/or a master property insurance program which covers the majority of our communities. This master property program provides a $400,000,000 limit for any single occurrence and annually in the aggregate, subject to certain sub-limits and exclusions. Under the master property program, we are subject to various deductibles per occurrence, as well as additional self-insured retentions. In addition to our potential liability for the various policy self-insured retentions and deductibles, our captive insurance company is directly responsible for 100% of the first $25,000,000 of losses (per occurrence) and an additional $5,000,000 of losses (per occurrence) incurred by the master property insurance policy. Our master property insurance program includes coverage for losses resulting from customary perils, including but not limited to wildfires and windstorms. Limits, deductibles, self-insured retentions and coverages may increase or decrease annually during the insurance renewal process, which occurs on different dates throughout the calendar year.

Many of our West Coast communities are located within the general vicinity of active earthquake faults. Many of our communities are near, and thus susceptible to, the major fault lines in California, including the San Andreas Fault, the Hayward Fault or other geological faults that are known or unknown. We cannot assure you that an earthquake would not cause damage or losses greater than our current insured levels. We procure property damage and resulting business interruption insurance coverage with a loss limit of $175,000,000 for any single occurrence and in the annual aggregate for losses resulting from earthquakes, subject to deductibles and self-insured retentions. However, for any losses resulting from earthquakes at communities located in California or Washington, the loss limit is $200,000,000 for any single occurrence and in the annual aggregate, subject to deductibles and self-insured retentions. A portion of coverage is included in the aforementioned self-insurance limits underwritten through the captive.

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

ITEM 3.    LEGAL PROCEEDINGS

As disclosed in Note 7, “Commitments and Contingencies” of the Consolidated Financial Statements in Item 8 of this report, we are engaged in certain legal proceedings, and the disclosure set forth in Note 7, “Commitments and Contingencies” relating to legal and other contingencies is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol AVB. On January 31, 2024 there were 694 holders of record of an aggregate of 142,025,313 shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

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

In January 2024, we announced that our Board of Directors declared a dividend on our common stock for the first quarter of 2024 of $1.70 per share, a 3.0% increase over the Company's prior quarterly dividend of $1.65 per share. The dividend will be payable on April 15, 2024 to all common stockholders of record as of March 28, 2024.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October 1 - October 31, 2023	28	$169.88	—	$314,237
November 1 - November 30, 2023	—	$—	—	$314,237
December 1 - December 31, 2023	427	$177.94	—	$314,237
Total	455	$177.44	—
_________________________________
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

Executive Overview

2023 Financial Highlights

Net income attributable to common stockholders for the year ended December 31, 2023 was $928,825,000, a decrease of $207,950,000, or 18.3%, from the prior year. The decrease was primarily attributable to decreases in real estate sales and related gains, partially offset by an increase in NOI from communities over the prior year.

Same Store NOI attributable to our apartment rental operations, including parking and other ancillary residential revenue (“Residential”), for the year ended December 31, 2023 was $1,732,422,000, an increase of $100,738,000, or 6.2%, over the prior year. The increase was due to an increase in Same Store Residential rental revenue of $149,495,000, or 6.3%, partially offset by an increase in Same Store Residential property operating expenses of $48,752,000, or 6.6%, over 2022.

During 2023, we raised approximately $1,363,299,000 of gross capital through the sale of wholly-owned real estate, the issuance of unsecured notes and the settlement of the outstanding forward contracts entered into in April 2022 (the "Equity Forward"). We believe that our current capital structure will continue to provide financial flexibility to access capital on attractive terms.

We believe our portfolio management activity through dispositions, development and acquisitions will continue to create long-term value. During 2023, we:

•sold four wholly-owned communities containing an aggregate of 987 apartment homes and 27,000 square feet of commercial space for $446,000,000;

•completed the construction of six wholly-owned communities containing an aggregate of 1,393 apartment homes and 29,000 square feet of commercial space for an aggregate total capitalized cost of $575,000,000;

•started the construction of six wholly-owned communities which in the aggregate are expected to contain 2,040 apartment homes when completed, which are expected to be completed for an estimated total capitalized cost of $800,000,000; and

•acquired three wholly-owned communities containing an aggregate of 1,131 apartment homes for an aggregate purchase price of $277,200,000, which included the assumption of a $63,041,000 fixed rate mortgage loan.

During 2023, we i) issued $400,000,000 principal amount of fixed rate unsecured notes, ii) assumed a $63,041,000 fixed rate mortgage note in conjunction with the acquisition of Avalon West Plano, iii) repaid $600,000,000 principal amount of our fixed rate unsecured notes and iv) repaid the $150,000,000 variable rate unsecured term loan (the “Term Loan”).

We believe that our balance sheet strength, as measured by our current level of indebtedness, our current ability to service interest and other fixed charges, and our current moderate use of financial encumbrances (such as secured financing), provide us with adequate access to liquidity from the capital markets. We expect to be able to meet our reasonably foreseeable liquidity needs, as they arise, through a combination of one or more of the following sources: existing cash on hand; operating cash flows; borrowings under our Credit Facility and Commercial Paper Program; secured debt; the issuance of corporate securities (which could include unsecured debt, preferred equity and/or common equity); the sale of apartment communities; or through the formation of joint ventures. See the discussion under “Liquidity and Capital Resources.”

Communities Overview

As of December 31, 2023 we owned or held a direct or indirect ownership interest in 299 apartment communities containing 90,669 apartment homes in 12 states and the District of Columbia, of which 18 communities were under development. We have an indirect interest in nine of the 299 apartment communities which were owned by entities that were not consolidated for financial reporting purposes, including one that is being developed within a joint venture. In addition, we held a direct or indirect ownership interest in Development Rights to develop an additional 30 communities that, if developed as expected, will contain an estimated 10,801 apartment homes.

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

Although each of these categories is important to our business, we generally evaluate overall operating, industry and market trends based on the operating results of Same Store communities, for which a detailed discussion can be found in “Results of Operations” as part of our discussion of overall operating results. We evaluate our current and future cash needs and future operating potential based on acquisition, disposition, development, redevelopment and financing activities within Other Stabilized, Redevelopment and Development communities. Discussions related to current and future cash needs and financing activities can be found under “Liquidity and Capital Resources.”

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

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in Same Store NOI; NOI derived from acquisitions, development completions and development under construction and in lease-up; loss of NOI related to disposed communities; and capital market and financing activity. See also Part I, Item 1A, “Risk Factors.” Discussion of our operating results for 2022 and comparison to 2021 can be found in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed with the SEC on February 24, 2023. A comparison of our operating results for 2023 and 2022 follows (dollars in thousands).

	For the year ended December 31,		December 31, 2023 vs. 2022
	2023	2022	$ Change	% Change
Revenue:
Rental and other income	$2,760,187	$2,587,113	$173,074	6.7%
Management, development and other fees	7,722	6,333	1,389	21.9%
Total revenue	2,767,909	2,593,446	174,463	6.7%

Expenses:
Direct property operating expenses, excluding property taxes	551,905	509,529	42,376	8.3%
Property taxes	306,794	288,960	17,834	6.2%
Total community operating expenses	858,699	798,489	60,210	7.5%

Property management and other indirect operating expenses	(129,433)	(120,625)	(8,808)	(7.3)%
Expensed transaction, development and other pursuit costs, net of recoveries	(33,479)	(16,565)	(16,914)	(102.1)%
Interest expense, net	(205,992)	(230,074)	24,082	10.5%
Loss on extinguishment of debt, net	(150)	(1,646)	1,496	90.9%
Depreciation expense	(816,965)	(814,978)	(1,987)	(0.2)%
General and administrative expense	(76,534)	(74,064)	(2,470)	(3.3)%
Casualty loss	(9,118)	—	(9,118)	(100.0)%
Income from unconsolidated investments	13,454	53,394	(39,940)	(74.8)%
Gain on sale of communities	287,424	555,558	(268,134)	(48.3)%
Other real estate activity	174	5,127	(4,953)	(96.6)%
Income before income taxes	938,591	1,151,084	(212,493)	(18.5)%
Income tax expense	(10,153)	(14,646)	4,493	30.7%
Net income	928,438	1,136,438	(208,000)	(18.3)%

Net loss attributable to noncontrolling interests	387	337	50	14.8%

Net income attributable to common stockholders	$928,825	$1,136,775	$(207,950)	(18.3)%

Net income attributable to common stockholders decreased $207,950,000, or 18.3%, to $928,825,000 in 2023 from 2022, primarily due to decreases in real estate sales and related gains in the current year, partially offset by increases in NOI from communities in the current year.

NOI.  We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from unconsolidated investments, depreciation expense, income tax expense, casualty loss, gain on sale of communities, other real estate activity and net operating income from real estate assets sold or held for sale. Management considers NOI to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level property management overhead or financing-related costs. NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Residential NOI represents results attributable to our apartment rental operations, including parking and other ancillary residential revenue. Reconciliations of NOI and Residential NOI for the years ended December 31, 2023 and 2022 to net income for each year are as follows (dollars in thousands):

	For the year ended December 31,
	2023	2022
Net income	$928,438	$1,136,438
Property management and other indirect operating expenses, net of corporate income	121,704	114,200
Expensed transaction, development and other pursuit costs, net of recoveries	33,479	16,565
Interest expense, net	205,992	230,074
Loss on extinguishment of debt, net	150	1,646
General and administrative expense	76,534	74,064
Income from unconsolidated investments	(13,454)	(53,394)
Depreciation expense	816,965	814,978
Income tax expense	10,153	14,646
Casualty loss	9,118	—
Gain on sale of communities	(287,424)	(555,558)
Other real estate activity	(174)	(5,127)
Net operating income from real estate assets sold or held for sale	(14,733)	(46,678)
NOI	1,886,748	1,741,854

Commercial NOI (1)	(33,911)	(35,652)
Residential NOI	$1,852,837	$1,706,202
_________________________
(1)Represents results attributable to the commercial and other non-residential operations at our communities (“Commercial”).

The Residential NOI changes for 2023 as compared to 2022 consists of changes in the following categories (dollars in thousands):

For the year ended
December 31, 2023
Same Store	$100,738
Other Stabilized	25,235
Development / Redevelopment	20,662
Total	$146,635

The increase in our Same Store Residential NOI in 2023 is due to an increase in Residential rental revenue of $149,495,000, or 6.3%, partially offset by an increase in Residential property operating expenses of $48,752,000, or 6.6%, over 2022.

Increases in inflation can result in an increase in our operating costs both at our communities and at the corporate level. Substantially all of our apartment leases are for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally reduce our risk from the adverse effect of inflation, although these leases also permit residents to leave at the end of their lease term. In addition, inflation could cause our construction costs and cost of other capitalized expenditures to increase, impacting the expected economic return of, and expected operating results for, current and planned development activity.

Rental and other income increased $173,074,000, or 6.7%, in 2023 compared to the prior year primarily due to the increased rental revenue from our Same Store communities, discussed below.

Consolidated Communities —The weighted average number of occupied apartment homes for consolidated communities increased to 77,667 apartment homes for 2023, compared to 77,319 homes for 2022. The weighted average monthly rental revenue per occupied apartment home increased to $2,955 for 2023 compared to $2,784 in 2022.

Same Store Communities — The following table presents the change in Same Store Residential rental revenue, including the attribution of the change between average rental revenue per occupied home and Economic Occupancy for the year ended December 31, 2023 (dollars in thousands).

	Residential rental revenue				Average monthly rental revenue per occupied home			Economic Occupancy (1)
			$ Change	% Change			% Change			% Change
	For the year ended December 31,
	2023	2022	2023 to 2022	2023 to 2022	2023	2022	2023 to 2022	2023	2022	2023 to 2022
New England	$366,070	$340,566	$25,504	7.5%	$3,303	$3,053	8.2%	96.4%	97.1%	(0.7)%
Metro NY/NJ	523,854	489,336	34,518	7.1%	3,571	3,321	7.5%	95.8%	96.2%	(0.4)%
Mid-Atlantic	366,888	345,618	21,270	6.2%	2,412	2,276	6.0%	95.3%	95.1%	0.2%
Southeast Florida	73,733	67,269	6,464	9.6%	2,903	2,666	8.9%	96.8%	96.1%	0.7%
Denver, CO	28,209	26,845	1,364	5.1%	2,259	2,150	5.1%	95.8%	95.8%	—%
Pacific Northwest	167,292	160,194	7,098	4.4%	2,676	2,558	4.6%	95.2%	95.4%	(0.2)%
Northern California	420,879	400,685	20,194	5.0%	3,013	2,870	5.0%	95.9%	95.9%	—%
Southern California	544,414	513,136	31,278	6.1%	2,738	2,570	6.5%	95.9%	96.3%	(0.4)%
Other Expansion Regions	22,933	21,127	1,806	8.5%	2,169	2,003	8.3%	95.2%	95.0%	0.2%
Total Same Store	$2,514,272	$2,364,776	$149,496	6.3%	$2,926	$2,745	6.6%	95.8%	96.1%	(0.3)%
_________________________________
(1) Economic Occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at contract rates and vacant homes at market rents. Vacancy loss is determined by valuing vacant units at current market rents. Economic Occupancy considers that apartment homes of different sizes and locations within a community have different economic impacts on a community's gross revenue.

The following table details the increase in Same Store Residential rental revenue by component for the year ended December 31, 2023, compared to the prior year:

For the year ended
December 31, 2023
Residential rental revenue
Lease rates	5.4%
Concessions and other discounts	0.4%
Economic Occupancy	(0.3)%
Other rental revenue	0.9%
Uncollectible lease revenue (excluding rent relief)	1.2%
Rent relief	(1.3)%
Total Residential rental revenue	6.3%

The increase for Same Store Residential rental revenue for the year ended December 31, 2023, as compared to the prior year was not significantly impacted by uncollectible lease revenue, inclusive of amounts received from government rent relief programs. Same Store uncollectible lease revenue decreased for the year ended December 31, 2023 by $4,172,000, resulting in a 0.1% decrease in Same Store Residential rental revenue. However, uncollectible lease revenue was impacted by a decrease in government rent relief of $31,766,000 for the year ended December 31, 2023 from the prior year. Adjusting to remove the impact of rent relief, uncollectible lease revenue as a percentage of Same Store Residential rental revenue decreased to 2.4% in the year ended December 31, 2023 from 3.7% in the year ended December 31, 2022.

We use concessions periodically as a means to increase leasing velocity, providing our new and existing residents an upfront incentive to enter into a new lease, or extend an existing lease. During 2023, concessions granted for our Same Store communities increased over the prior year by $5,341,000 to $17,040,000. We amortize concessions on a straight-line basis over the life of the respective leases (generally one year), reducing the income recognized over the lease term. For the year ended December 31, 2023, amortized concessions decreased by $7,219,000 contributing to the increase in revenue as compared to the prior year. The remaining net unamortized balance of Same Store residential concessions as of December 31, 2023 and 2022 was $8,480,000 and $6,229,000, respectively.

Management, development and other fees increased $1,389,000, or 21.9%, in 2023, compared to the prior year, primarily due to fees for third-party back-office, financial administrative support services in the current year, partially offset by reduced third-party development fees.

Direct property operating expenses, excluding property taxes, increased $42,376,000, or 8.3%, in 2023 compared to the prior year, primarily due to the addition of newly developed apartment communities as well as increased Residential operating expenses at our Same Store communities as discussed below.

Same Store Residential direct property operating expenses, excluding property taxes, increased $35,681,000, or 7.6%, in 2023 compared to the prior year, primarily due to increased utilities, maintenance costs, bad debt associated with resident expense reimbursements and legal and eviction costs as restrictions on managing delinquent accounts eased or expired, partially offset by a decrease in on-site payroll costs resulting from technology and centralization initiatives.

Property taxes increased $17,834,000, or 6.2%, in 2023 compared to the prior year, primarily due to the addition of newly developed and acquired apartment communities and increases for our Same Store Residential portfolio, partially offset by decreased property taxes from dispositions.

Same Store Residential property taxes increased $13,071,000, or 4.9%, in 2023 compared to the prior year, primarily due to increased assessments across the portfolio, successful appeals in the prior year and the expiration of property tax incentive programs primarily at certain of our properties in New York City. The expiration of property tax incentive programs represents $6,810,000 or 52% of the 4.9% increase in property taxes for the year ended December 31, 2023.

Property management and other indirect operating expenses increased $8,808,000, or 7.3%, for the year ended December 31, 2023 compared to the prior year, primarily due to increased costs related to initiatives to improve future efficiency in services for residents and prospects and investments in technology as well as increased compensation related costs.

Expensed transaction, development and other pursuit costs, net of recoveries primarily reflect costs incurred for write downs and abandonment of Development Rights, development pursuits not yet considered probable for development, as well as costs related to abandoned acquisition and disposition pursuits, offset by any recoveries of costs incurred. In periods of increased acquisition pursuit activity, periods of economic downturn or when there is limited access to capital, these costs can be volatile and may vary significantly from year to year. In addition, the timing for potential recoveries will not always align with the timing for expensing an abandoned pursuit. Expensed transaction, development and other pursuit costs, net of recoveries, increased $16,914,000 in 2023 compared to the prior year. The amount for 2023 includes write-offs of $27,455,000 related to seven Development Rights that we determined are no longer probable. The amount for 2022 includes write-offs of $10,073,000 related to three development opportunities that we determined are no longer probable.

Interest expense, net decreased $24,082,000, or 10.5%, in 2023 compared to the prior year. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, interest income and any mark-to-market impact from derivatives not in qualifying hedge relationships. The decrease in 2023 was primarily due to an increase in interest income due to higher cash amounts invested and higher interest rates coupled with increased capitalized interest, partially offset by the increase in rates on variable rate indebtedness.

Depreciation expense increased $1,987,000, or 0.2%, in 2023 compared to the prior year, primarily due to the addition of newly developed and acquired apartment communities, partially offset by dispositions.

General and administrative expense increased $2,470,000, or 3.3%, in 2023 as compared to the prior year, primarily due to proceeds from legal settlements we received in the prior year, partially offset by a decrease in executive transition compensation in the current year.

Casualty loss for the year ended December 31, 2023 of $9,118,000 was primarily due to damages to certain of our communities in our Northeast and California regions related to severe weather and other casualty events.

Income from unconsolidated investments decreased $39,940,000 in 2023 compared to the prior year, primarily due to prior year gains from the sale of the final three communities in the U.S. Fund and related promoted interest, coupled with unrealized gains on property technology investments.

Gain on sale of communities decreased in 2023 compared to the prior year. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area. The gains of $287,424,000 and $555,558,000 in 2023 and 2022, respectively, were primarily due to the sale of four and nine wholly-owned communities in 2023 and 2022, respectively.

Income tax expense of $10,153,000 and $14,646,000 for the years ended December 31, 2023 and 2022, respectively, was primarily related to dispositions at The Park Loggia.

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
•cumulative effect of a change in accounting principle;
•impairment write-downs of depreciable real estate assets;
•write-downs of investments in affiliates due to a decrease in the value of depreciable real estate assets held by those affiliates;
•depreciation of real estate assets; and
•similar adjustments for unconsolidated partnerships and joint ventures, including those from a change in control.

FFO can help with the comparison of the operating and financial performance of a real estate company between periods or as compared to different companies because the adjustments such as (i) gains or losses on sales of previously depreciated property or (ii) real estate depreciation may impact comparability as the amount and timing of these or similar items can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates. By further adjusting for items that we do not consider part of our core business operations, Core FFO can help with the comparison of our core operating performance year over year. We believe that, in order to understand our operating results, FFO and Core FFO should be considered in conjunction with net income as presented in the Consolidated Statements of Comprehensive Income included elsewhere in this report.

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
•property and casualty insurance proceeds and legal settlements and costs;
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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders for the years ended December 31, 2023 and 2022 (dollars in thousands, except per share amounts).

	For the year ended December 31,
	2023	2022
Net income attributable to common stockholders	$928,825	$1,136,775
Depreciation - real estate assets, including joint venture adjustments	811,717	810,611
Distributions to noncontrolling interests	25	48
Gain on sale of unconsolidated entities holding previously depreciated real estate	—	(38,144)
Gain on sale of previously depreciated real estate	(287,424)	(555,558)
Casualty loss on real estate	9,118	—
FFO attributable to common stockholders	$1,462,261	$1,353,732

Adjusting items:
Unconsolidated entity gains, net (1)	(4,161)	(8,355)
Joint venture promote (2)	(1,519)	(4,690)
Structured Investment Program loan reserve (3)	1,186	1,632
Loss on extinguishment of consolidated debt	150	1,646
Hedge accounting activity	566	(229)
Advocacy contributions	1,625	634
Executive transition compensation costs	1,244	1,631
Severance related costs	2,625	1,097
Expensed transaction, development and other pursuit costs, net of recoveries (4)	30,583	13,288
Other real estate activity	(174)	(5,127)
For-sale condominium imputed carry cost (5)	602	2,306
Legal settlements and costs (6)	457	(2,212)
Income tax expense (7)	10,153	14,646
Core FFO attributable to common stockholders	$1,505,598	$1,369,999

Weighted average common shares outstanding - diluted	141,643,788	139,975,087

Earnings per common share - diluted	$6.56	$8.12
FFO per common share - diluted	$10.32	$9.67
Core FFO per common share - diluted	$10.63	$9.79
_________________________________
(1)    Amounts consist primarily of net unrealized gains on technology investments.
(2) Amounts are for our recognition of our promoted interest in the U.S. Fund.
(3) Amounts are the expected credit losses associated with our lending commitments primarily under our SIP. The timing and amount of actual losses that will be incurred, if any, is to be determined.
(4) Amount for 2023 includes write-offs of $27,455 for seven Development Rights that we determined are no longer probable. Amount for 2022 includes write-offs of $10,073 related to three development opportunities that we determined are no longer probable. Amounts for 2023 and 2022 also include $3,128 and $3,215, respectively, for additional expensed pursuit costs.
(5) Represents the imputed carry cost of for-sale residential condominiums at The Park Loggia. We compute this adjustment by multiplying the total capitalized cost of completed and unsold for-sale residential condominiums by our weighted average unsecured debt effective interest rate.
(6) In 2022, we received $6,000 of legal settlement proceeds, of which $3,684 is adjusted for Core FFO.
(7) Amounts are primarily for the recognition of taxes associated with The Park Loggia dispositions.

FFO and Core FFO also do not represent cash generated from operating activities in accordance with GAAP, and therefore should not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Additionally, it is not necessarily indicative of cash available to fund cash needs.

Liquidity and Capital Resources

We employ a disciplined approach to our liquidity and capital management. When we source capital, we take into account both our view of the most cost-effective alternative available and our desire to maintain a balance sheet that provides us with flexibility. Our principal focus on near-term and intermediate-term liquidity is to ensure we have adequate capital to fund:

•development and redevelopment activity in which we are currently engaged or in which we plan to engage;
•the minimum dividend payments on our common stock required to maintain our REIT qualification under the Code;
•regularly scheduled principal and interest payments and principal payments either at maturity or opportunistically before maturity;
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

We had cash, cash equivalents and restricted cash of $530,960,000 at December 31, 2023, a decrease of $203,285,000 from $734,245,000 at December 31, 2022. The following discussion relates to changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities.

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands):

	For the year ended December 31,
	2023	2022
Net cash provided by operating activities	$1,560,029	$1,421,932
Net cash used in investing activities	$(928,955)	$(560,419)
Net cash used in financing activities	$(834,359)	$(671,056)

•Net cash provided by operating activities increased primarily due to increases in NOI.

•Net cash used in investing activities was primarily due to (i) investment of $901,847,000 in the development and redevelopment of communities, (ii) acquisition of three wholly-owned communities for $215,889,000 and (iii) capital expenditures of $197,274,000 for our wholly-owned communities and non-real estate assets. These amounts were partially offset by net proceeds from the disposition of four operating communities and the sale of for-sale residential condominiums of $467,096,000.

•Net cash used in financing activities was primarily due to (i) payment of cash dividends in the amount of $922,657,000, (ii) the repayment of the $600,000,000 fixed rate unsecured notes and (iii) the repayment of the $150,000,000 Term Loan. These amounts were partially offset by (i) the settlement of the Equity Forward for $491,912,000 and (ii) proceeds from the issuance of unsecured notes in the amount of $399,756,000.

Variable Rate Unsecured Credit Facility

The $2,250,000,000 Credit Facility matures in September 2026. The interest rate that would be applicable to borrowings under the Credit Facility is 6.13% at January 31, 2024 and is composed of (i) the Secured Overnight Financing Rate ("SOFR"), applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.805% per annum, which consists of a 0.10% SOFR adjustment plus 0.705% per annum, assuming a daily SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.63% to SOFR plus 1.38% based upon the rating of our unsecured senior notes. There is also an annual facility commitment fee of 0.12% of the borrowing capacity under the facility, which can vary from 0.095% to 0.295% based upon the rating of our unsecured senior notes. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases by meeting or missing targets related to environmental sustainability, specifically greenhouse gas emission reductions, with the adjustment determined annually. The first determination under the sustainability-linked pricing component occurred in July 2023, resulting in reductions of approximately 0.02% to the interest rate margin and 0.005% to the commitment fee due to our achievement of sustainability targets.

The availability on the Credit Facility as of January 31, 2024 is as follows (dollars in thousands):

January 31, 2024

Credit Facility commitment	$2,250,000
Credit Facility outstanding	—
Commercial paper outstanding	(20,000)
Letters of credit outstanding (1)	(1,914)
Total Credit Facility available	$2,228,086
_____________________________________
(1)In addition, we had $58,616 outstanding in additional letters of credit unrelated to the Credit Facility as of January 31, 2024.

Commercial Paper Program

We have a Commercial Paper Program with the maximum aggregate face or principal amount outstanding at any one time not to exceed $500,000,000. Under the terms of the Commercial Paper Program, we may issue, from time to time, unsecured commercial paper notes with varying maturities of less than one year. The Commercial Paper Program is backstopped by our commitment to maintain available borrowing capacity under the Credit Facility in an amount equal to actual borrowings under the Commercial Paper Program. As of January 31, 2024, we had $20,000,000 outstanding under the Commercial Paper Program at a weighted average contractual interest rate of 5.45%.

Financial Covenants

We are subject to financial covenants contained in the Credit Facility and the indentures under which our unsecured notes were issued. The principal financial covenants include the following:

•limitations on the amount of total and secured debt in relation to our overall capital structure;
•limitations on the amount of our unsecured debt relative to the undepreciated basis of real estate assets that are not encumbered by property-specific financing; and
•minimum levels of debt service coverage.

We were in compliance with these covenants at December 31, 2023.

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

Continuous Equity Offering Program

Under our continuous equity program (the “CEP”), we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and our determinations of the appropriate funding sources. We engaged sales agents for the CEP who receive compensation of up to 1.5% of the gross sales price for shares sold. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, and to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During 2023 and through January 31, 2024, we did not have any sales under this program. As of January 31, 2024, we had $705,961,000 remaining authorized for issuance under this program.

Forward Equity Offering

In addition to the CEP, during the year ended December 31, 2023, we settled the Equity Forward issuing 2,000,000 shares of common stock, net of offering fees and discounts, for $491,912,000 or $245.96 per share.

Stock Repurchase Program

We have a stock repurchase program under which we may acquire shares of our common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the “Stock Repurchase Program”). Purchases of common stock under the Stock Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors including price, corporate and regulatory requirements and other corporate liquidity requirements and priorities. The Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the year ended December 31, 2023, we repurchased 11,800 shares of common stock at an average price of $161.96 per share. From January 1, 2024 through January 31, 2024, we had no repurchases of shares under this program. As of January 31, 2024, we had $314,237,000 remaining authorized for purchase under this program.

Interest Rate Swap Agreements

The following derivative activity occurred during the year ended December 31, 2023:

•In connection with the issuance of our $400,000,000 unsecured notes in December 2023 maturing in 2033, we terminated $250,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of unsecured notes, receiving payments of $8,331,000 which will be recognized over the life of the unsecured notes as a reduction in the effective interest rate. All of the positions settled were forward interest rate swaps that we had entered into during 2023.

•In addition, we entered into $200,000,000 of forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of our anticipated future debt issuance activity in 2024. We expect to cash settle the swaps and either pay or receive cash for the then current fair value.

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

The following table details our consolidated debt obligations, including the effective interest rate and contractual maturity dates, and principal payments for periodic amortization and maturities for the next five years, excluding our Credit Facility and Commercial Paper Program and amounts outstanding related to communities classified as held for sale, for debt outstanding at December 31, 2023 and 2022 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest, other than as disclosed related to the AVA Arts District construction loan (see “Unconsolidated Investments” for further discussion of the construction loan).

	Effective interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Debt				12/31/2022	12/31/2023	2024	2025	2026	2027	2028	Thereafter
Tax-exempt bonds

Variable rate
Avalon Acton	4.91%	Jul-2040	(3)	$45,000	$45,000	$—	$—	$—	$—	$—	$45,000
Avalon Clinton North	5.56%	Nov-2038	(3)(5)	147,000	126,400	—	—	—	700	2,800	122,900
Avalon Clinton South	5.56%	Nov-2038	(3)(5)	121,500	104,500	—	—	—	600	2,300	101,600
Avalon Midtown West	5.51%	May-2029	(3)	82,700	76,600	6,800	7,300	8,100	8,800	9,600	36,000
Avalon San Bruno I	5.45%	Dec-2037	(3)	60,950	57,650	2,200	2,400	2,600	2,800	3,000	44,650
				457,150	410,150	9,000	9,700	10,700	12,900	17,700	350,150
Conventional loans
Fixed rate
$250 million unsecured notes	—%	Mar-2023	(4)	250,000	—	—	—	—	—	—	—
$350 million unsecured notes	—%	Dec-2023	(4)	350,000	—	—	—	—	—	—	—
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	300,000	—	—	—	—	—
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	525,000	—	—	—	—
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	300,000	—	—	—	—
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	475,000	—	—	—
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	300,000	—	—	—
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	400,000	—	—
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	450,000	—
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	—	—	450,000
$700 million unsecured notes	2.69%	Mar-2030		700,000	700,000	—	—	—	—	—	700,000
$600 million unsecured notes	2.65%	Jan-2031		600,000	600,000	—	—	—	—	—	600,000
$700 million unsecured notes	2.16%	Jan-2032		700,000	700,000	—	—	—	—	—	700,000
$400 million unsecured notes	2.03%	Dec-2028		400,000	400,000	—	—	—	—	400,000	—
$350 million unsecured notes	4.38%	Feb-2033		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	5.19%	Dec-2033		—	400,000	—	—	—	—	—	400,000
Avalon Walnut Creek	4.00%	Jul-2066		4,327	4,501	—	—	—	—	—	4,501
eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	41,400	—	—
eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	111,500	—	—
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	32,200	—	—
Avalon San Bruno III	2.38%	Mar-2027		51,000	51,000	—	—	—	51,000	—	—
Avalon Cerritos	3.35%	Aug-2029		30,250	30,250	—	—	—	—	—	30,250
Avalon West Plano	5.97%	May-2029		—	63,041	593	1,065	1,111	1,159	1,202	57,911
				7,770,677	7,633,892	300,593	826,065	776,111	637,259	851,202	4,242,662

Variable rate
Term Loan - $150 million	—%	Feb-2024	(5)	150,000	—	—	—	—	—	—	—

Total indebtedness - excluding Credit Facility and Commercial Paper				$8,377,827	$8,044,042	$309,593	$835,765	$786,811	$650,159	$868,902	$4,592,812
_________________________________
(1)Rates are as of December 31, 2023 and include credit enhancement fees, facility fees, trustees’ fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.
(2)Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $43,848 and $47,695 as of December 31, 2023 and 2022, respectively, deferred financing costs and debt discount associated with secured notes of $18,372 and $14,087 as of December 31, 2023 and 2022, respectively, as reflected on our Consolidated Balance Sheets included elsewhere in this report.
(3)Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.
(4)During 2023, we repaid this borrowing at its scheduled maturity date.
(5)During 2023, we repaid some or all amounts outstanding of this borrowing in advance of its scheduled maturity date.

In addition to consolidated debt, we have scheduled contractual obligations associated with (i) ground leases for land underlying current operating or development communities and commercial and parking facilities and (ii) office leases for our corporate headquarters and regional offices of $15,333,000 for 2024, $15,633,000 for 2025 and $348,404,000 thereafter.

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

In 2024, we expect to continue to meet our liquidity needs from one or more of a variety of internal and external sources, which may include (i) real estate dispositions, (ii) cash balances on hand as well as cash generated from our operating activities, (iii) borrowing capacity under the Credit Facility, (iv) borrowings under the Commercial Paper Program and (v) secured and unsecured debt financings. Additional sources of liquidity in 2024 may include the issuance of common and preferred equity, including the issuance of shares of our common stock under the CEP. Our ability to obtain additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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

From time to time, we use joint ventures to hold or develop individual real estate assets. We generally employ joint ventures to mitigate asset concentration or market risk and secondarily as a source of liquidity. We may also use joint ventures related to mixed-use land development opportunities and new markets where our partners bring development and operational expertise and/or experience to the venture. Each joint venture or partnership agreement has been individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement. We cannot assure you that we will achieve our objectives through joint ventures.

In addition, we may invest, through mezzanine loans or preferred equity investments, in multifamily development projects being undertaken by third parties. In these cases, we do not expect to acquire the underlying real estate but rather to earn a return on our investment (through interest or fixed rate preferred equity returns) and a return of the invested capital generally following completion of construction either on or before a set due date.

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

Consolidated Investments

During the year ended December 31, 2023, we acquired the following communities (dollars in thousands). See Note 5, “Investments,” of the Consolidated Financial Statements included elsewhere in this report for further discussion.

Community name	Location	Apartment homes	Purchase price
Avalon Frisco at Main	Frisco, TX	360	$83,100
Avalon Mooresville	Mooresville, NC	203	52,100
Avalon West Plano	Carrollton, TX	568	142,000
Total acquisitions		1,131	$277,200

During the year ended December 31, 2023, we sold four wholly-owned communities containing an aggregate of 987 apartment homes (dollars in thousands). See Note 6, “Real Estate Disposition Activities,” of the Consolidated Financial Statements included elsewhere in this report for further discussion.

Community name	Location	Period of sale	Apartment homes	Gross sales price	Gain on disposition	Commercial square feet
eaves Daly City	Daly City, CA	Q2 2023	195	$67,000	$54,618	—
Avalon at Newton Highlands	Newton, MA	Q2 2023	294	170,000	132,723	—
Avalon Columbia Pike	Arlington, VA	Q3 2023	269	105,000	22,345	27,000
Avalon Mamaroneck	Mamaroneck, NY	Q4 2023	229	104,000	77,901	—
Total asset sales			987	$446,000	$287,587	27,000

Unconsolidated Investments

During the year ended December 31, 2023, we had the following investment activity related to our unconsolidated real estate and property technology and environmentally focused investments. See Note 5, “Investments,” of the Consolidated Financial Statements included elsewhere in this report for further discussion.

•We had an equity interest of 28.6% in the U.S. Fund and because we achieved a threshold return for the fund, during the year ended December 31, 2023, we recognized income of $1,519,000 for the final amount of promoted interest, which is reported as a component of income from unconsolidated investments on the accompanying Consolidated Statements of Comprehensive Income. During 2023, we completed the dissolution of the U.S. Fund.

•Arts District Joint Venture was formed to develop, own, and operate AVA Arts District, an apartment community located in Los Angeles, CA, which is currently under construction and expected to contain 475 apartment homes and 56,000 square feet of commercial space when completed. We have a 25% ownership interest in the venture. As of December 31, 2023, excluding costs incurred in excess of equity in the underlying net assets of the venture, we have an equity investment of $32,738,000 in the venture. The remaining development costs are primarily expected to be funded by the venture's variable rate construction loan. The venture has drawn $135,983,000 of $167,147,000 maximum borrowing capacity of the construction loan as of December 31, 2023. While we guarantee the construction loan on behalf of the venture, any amounts payable under the guarantee are obligations of the venture partners in proportion to ownership interest.

•We invested $10,748,000 in various property technology and environmentally focused companies directly and indirectly through investment management funds during the year ended December 31, 2023. As of December 31, 2023, we have $73,892,000 of remaining equity commitments to contribute to these investment management funds, with the timing and amount for these commitments to be fulfilled dependent on if, and when, investment opportunities are identified by the respective funds. During the year ended December 31, 2023, we recognized income and unrealized gains of $4,161,000 related to these investments, included as a component of income from unconsolidated investments on the Consolidated Statements of Comprehensive Income.

Structured Investment Program

During the year ended December 31, 2023, we entered into four additional commitments under the SIP, agreeing to provide an aggregate investment of up to $99,210,000 in multifamily development projects. As of January 31, 2024, we had seven commitments to fund up to $191,585,000 in the aggregate under the SIP. As of January 31, 2024, our investment commitments had a weighted average rate of return of 11.5% and have initial maturity dates between September 2025 and December 2027. As of January 31, 2024, we had funded $101,982,000 of these commitments. See Note 5, “Investments,” of the Consolidated Financial Statements included elsewhere in this report.

You should carefully review Part I, Item 1A. “Risk Factors” of this Form 10-K for a discussion of the risks associated with our investment activity.

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “may,” “shall,” “will,” "pursue" and other similar expressions in this Form 10-K, that predict or indicate future events and trends and that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

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
•our expansion into new regions;
•our declaration or payment of dividends;
•our joint venture activities;
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
•financing may not be available on favorable terms or at all, and our cash flows from operations and access to cost-effective capital may be insufficient for the development of our pipeline, which could limit our pursuit of opportunities;
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

During the development and redevelopment efforts we capitalize all direct costs and indirect costs which have been incurred as a result of the development and redevelopment activities. These costs include interest and related loan fees, property taxes as well as other direct and indirect costs. Interest is capitalized for any project-specific financing, as well as for general corporate financing to the extent of our aggregate investment in the projects. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts, are also capitalized. Capitalized indirect costs associated with our development and redevelopment activities are comprised primarily of compensation related costs for associates dedicated to our development and redevelopment efforts and total $50,996,000 and $50,039,000 for 2023 and 2022, respectively. The estimation of the direct and indirect costs to capitalize as part of our development and redevelopment activities requires judgment and, as such, we believe cost capitalization to be a critical accounting estimate.

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

Due to the subjectivity in determining whether a pursuit will result in the development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. As of December 31, 2023, capitalized pursuit costs associated with Development Rights totaled $53,122,000.

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

We expense costs related to abandoned pursuits, which include the abandonment of Development Rights and costs related to development pursuits not yet considered probable for development, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, of which we expensed $33,479,000, $16,565,000 and $2,192,000 of these costs during the years ended December 31, 2023, 2022 and 2021, respectively. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Consolidated Statements of Comprehensive Income. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.

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

We currently use interest rate protection agreements in the form of interest rate cap agreements for our risk management objectives, as well as for compliance with the requirements of certain lenders, and not for trading or speculative purposes. In addition, we may use interest rate swap agreements for our risk management objectives. During the year ended December 31, 2023, in connection with the issuance of our $400,000,000 unsecured notes in December 2023 maturing in 2033, we terminated $250,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of unsecured notes, receiving payments of $8,331,000 which will be recognized over the life of the unsecured notes as a reduction in the effective interest rate.
In addition, we have interest rate caps that serve to effectively limit the amount of interest rate expense we would incur on our outstanding floating rate borrowings. Further discussion of the financial instruments impacted and our exposure is presented below.

As of December 31, 2023 and 2022, we had $410,150,000 and $607,150,000, respectively, in variable rate debt outstanding, with no amounts outstanding under our Credit Facility or Commercial Paper Program. If interest rates on the variable rate debt had been 100 basis points higher throughout 2023 and 2022, our annual interest incurred would have increased by approximately $5,428,000 and $6,850,000, respectively, based on balances outstanding during the applicable years.

Because the counterparties providing the interest rate cap and swap agreements are major financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group or equivalent, we do not believe there is exposure at this time to a default by a counterparty provider.

In addition, changes in interest rates affect the fair value of our fixed rate debt, computed using quoted market prices for our unsecured notes or a discounted cash flow model for our secured notes, considering our current market yields, which impacts the fair value of our aggregate indebtedness. As of December 31, 2023, we had outstanding debt of $8,044,042,000 with an estimated aggregate fair value of $7,360,944,000 at December 31, 2023. Contractual fixed rate debt represented $7,011,605,000 of the fair value at December 31, 2023. If interest rates had been 100 basis points higher as of December 31, 2023, the fair value of this fixed rate debt would have decreased by approximately $449,065,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item 8 is included as a separate section of this Annual Report on Form 10-K. See Item 15.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

(c)There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

During the three months ended December 31, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 pertaining to directors and executive officers of the Company and the Company's Code of Conduct is incorporated herein by reference to the Company's Proxy Statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 16, 2024.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 pertaining to executive compensation is incorporated herein by reference to the Company's Proxy Statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 16, 2024.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 pertaining to security ownership of management and certain beneficial owners of the Company's common stock is incorporated herein by reference to the Company's Proxy Statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 16, 2024, to the extent not set forth below.

The Company maintains the Second Amended and Restated 2009 Equity Incentive Plan (the “Plan”) and the 1996 Non-Qualified Employee Stock Purchase Plan (the “ESPP”), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.

The following table gives information about equity awards under the Plan and the ESPP as of December 31, 2023:

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	935,412	(2)	$181.99	(3)	5,424,356
Equity compensation plans not approved by security holders (4)	—		N/A		569,016
Total	935,412		$181.99	(3)	5,993,372
_________________________________
(1)     Consists of the Plan.
(2)     Includes 81,224 deferred restricted stock units granted under the Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis. Also includes the maximum number of shares that may be issued upon settlement of outstanding Performance Awards awarded to officers and maturing on December 31, 2023, 2024 and 2025. Does not include 173,291 shares of restricted stock that are outstanding and that are already reflected in the Company's outstanding shares.
(3)     Excludes performance awards and deferred units granted under the Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis.
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 pertaining to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 16, 2024.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 pertaining to the fees paid to and services provided by the Company's principal accountant is incorporated herein by reference to the Company's Proxy Statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 16, 2024. Our independent public accounting firm is Ernst & Young LLP, Tysons, Virginia, PCAOB Auditor ID 42.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements

Index to Financial Statements

Consolidated Financial Statements and Financial Statement Schedule:

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2023 and 2022	F-4

Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021	F-5

Consolidated Statements of Equity for the years ended December 31, 2023, 2022 and 2021	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	F-7

Notes to Consolidated Financial Statements	F-10

15(a)(2) Financial Statement Schedule

Schedule III—Real Estate and Accumulated Depreciation	F-38

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
3(i).5
Composite restatement of Articles of Amendment and Restatement of Articles of Incorporation of the Company, dated as of June 4, 1998, as amended by the Articles of Amendment, dated as of October 2, 1998, the Articles of Amendment, dated as of May 22, 2013, and the Articles of Amendment, dated as of May 14, 2020. (Incorporated by reference to Exhibit 3(i).5 to Form 10-Q of the Company filed November 3, 2023.)

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

4.8	—	Indenture for Debt Securities, dated as of February 23, 2024, between the Company and U.S. Bank Trust Company, National Association. (Filed herewith.)
4.9	—
Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to the prospectus contained in the Registration Statement on Form S-3DPOS of the Company (File No. 333-87063), filed February 23, 2018.)

4.10	—	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Filed herewith.)

4.11	—	Form of 2.050% Senior Notes due 2032 (Incorporated by reference to Exhibit 4.4 to Form 8-K of the Company filed September 15, 2021.)
4.12	—	Form of 1.900% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.4 to Form 8-K of the Company filed November 18, 2021.)
4.13	—	Form of 5.000% Senior Notes due 2033 (Incorporated by reference to Exhibit 4.4 to Form 8-K of the Company filed December 7, 2022.)
4.14	—	Form of 5.300% Senior Notes due 2033 (Incorporated by reference to Exhibit 4.4 to Form 8-K of the Company filed December 7, 2023.)
10.1+	—
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

10.4+	—	2024 Amended and Restated Directors Deferred Compensation Program. (Filed herewith.)
10.5+	—	Form of Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.5 to Form 8-K of the Company filed February 22, 2018.)
10.6+	—	Form of Director Restricted Unit Agreement (deferred stock award) (2018). (Incorporated by reference to Exhibit 10.6 of Form 8-K of the Company filed February 22, 2018.)
10.7+	—	Form of Director Restricted Stock Unit Agreement (2024). (Filed herewith.)
10.8+	—
Form of Agreement for Grant of Performance-Based Restricted Stock Units with attached Award Terms (subject to changes in the following: weightings; target, threshold and maximum levels of achievement; and metrics used). (Incorporated by reference to Exhibit 10.7 to Form 10-K of the Company filed February 24, 2023.)

10.9+	—	Form of Indemnity Agreement between the Company and its Directors. (Incorporated by reference to Exhibit 10.19 to Form 10-K of the Company filed February 19, 2015.)
10.10+	—	The Company's Officer Severance Plan, as amended and restated on February 25, 2021. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed May 5, 2021.)
10.11	—
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

10.15	—	Archstone Residual JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.3 to Form 8-K of the Company filed March 5, 2013.)
10.16	—	Archstone Parallel Residual JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.4 to Form 8-K of the Company filed March 5, 2013.)
10.17	—	Archstone Parallel Residual JV 2, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.5 to Form 8-K of the Company filed March 5, 2013.)
10.18	—	Legacy Holdings JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.6 to Form 8-K of the Company filed March 5, 2013.)
10.19+	—	Employment Agreement between the Company and Benjamin W. Schall, dated as of December 4, 2020 (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed December 10, 2020.)
10.20+	—
Form of Incentive Stock Option/Non-Qualified Stock Option Agreement for use with officers and associates for 2021 Supplemental Awards. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company filed May 5, 2021.)

10.21+	—
Retirement Agreement by and between AvalonBay Communities, Inc. and William M. McLaughlin, dated December 16, 2021. (Incorporated by reference to Exhibit 1.1 to Form 8-K of the Company filed December 16, 2021.)

10.22+	—
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

21.1	—	Schedule of Subsidiaries of the Company. (Filed herewith.)
23.1	—	Consent of Ernst & Young LLP. (Filed herewith.)
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)
32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)
97	—	AvalonBay Communities, Inc. Compensation Recovery Policy. (Filed herewith.)
101	—
Financial materials from AvalonBay Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) including: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements. (Filed herewith.)

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

AvalonBay Communities, Inc.
Date: February 23, 2024	By:	/s/ BENJAMIN W. SCHALL
Benjamin W. Schall, Director, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2024	By:	/s/ BENJAMIN W. SCHALL
Benjamin W. Schall, Director, Chief Executive Officer and President (Principal Executive Officer)
Date: February 23, 2024	By:	/s/ KEVIN P. O’SHEA
Kevin P. O’Shea, Chief Financial Officer (Principal Financial Officer)
Date: February 23, 2024	By:	/s/ KERI A. SHEA
Keri A. Shea, Senior Vice President—Finance & Treasurer (Principal Accounting Officer)
Date: February 23, 2024	By:	/s/ GLYN F. AEPPEL
Glyn F. Aeppel, Director
Date: February 23, 2024	By:	/s/ TERRY S. BROWN
Terry S. Brown, Director
Date: February 23, 2024	By:	/s/ RONALD L. HAVNER, JR.
Ronald L. Havner, Jr., Director
Date: February 23, 2024	By:	/s/ STEPHEN P. HILLS
Stephen P. Hills, Director
Date: February 23, 2024	By:	/s/ CHRISTOPHER B. HOWARD
Christopher B. Howard, Director
Date: February 23, 2024	By:	/s/ RICHARD J. LIEB
Richard J. Lieb, Director
Date: February 23, 2024	By:	/s/ NNENNA LYNCH
Nnenna Lynch, Director
Date: February 23, 2024	By:	/s/ CHARLES E. MUELLER, JR.
Charles E. Mueller, Jr., Director
Date: February 23, 2024	By:	/s/ TIMOTHY J. NAUGHTON
Timothy J. Naughton, Director (Chairman of the Board of Directors)
Date: February 23, 2024	By:	/s/ SUSAN SWANEZY
Susan Swanezy, Director
Date: February 23, 2024	By:	/s/ W. EDWARD WALTER
W. Edward Walter, Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AvalonBay Communities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Valuation of Deferred Development Costs and Land Held for Development
Description of the Matter	As of December 31, 2023, the Company’s deferred development costs and land held for development totaled $53.1 million and $199.1 million, respectively. The Company expensed costs related to development pursuits not yet considered probable for development and the abandonment of Development Rights in the amount of $33.5 million during the year ended December 31, 2023. As discussed in Footnote 1 of the consolidated financial statements, the Company capitalizes costs associated with its development activities when future development is probable to the basis of land held, or if the Company has either not yet acquired the land or if the project is subject to a leasehold interest, the costs are capitalized as deferred development costs. Future development is dependent upon various factors, including zoning and regulatory approvals, rental market conditions, construction costs and the availability of capital.

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
February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AvalonBay Communities, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AvalonBay Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia
February 23, 2024

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2023	December 31, 2022
ASSETS
Real estate:
Land and improvements	$4,720,331	$4,640,971
Buildings and improvements	19,438,195	18,804,510
Furniture, fixtures and equipment	1,303,959	1,174,135
	25,462,485	24,619,616
Less accumulated depreciation	(7,557,614)	(6,878,556)
Net operating real estate	17,904,871	17,741,060
Construction in progress, including land	1,268,915	1,072,543
Land held for development	199,062	179,204
Real estate assets held for sale, net	—	—
Total real estate, net	19,372,848	18,992,807

Cash and cash equivalents	397,890	613,189
Restricted cash	133,070	121,056
Unconsolidated investments	220,145	212,084
Deferred development costs	53,122	58,489
Prepaid expenses and other assets	366,465	316,808
Right of use lease assets	134,674	143,331
Total assets	$20,678,214	$20,457,764

LIABILITIES AND EQUITY
Unsecured notes, net	$7,256,152	$7,602,305
Variable rate unsecured credit facility and commercial paper, net	—	—
Mortgage notes payable, net	725,670	713,740
Dividends payable	238,072	226,022
Payables for construction	87,703	72,802
Accrued expenses and other liabilities	310,868	306,186
Lease liabilities	153,232	162,671
Accrued interest payable	57,911	54,100
Resident security deposits	63,815	63,700
Total liabilities	8,893,423	9,201,526

Commitments and contingencies

Redeemable noncontrolling interests	1,473	2,685

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at December 31, 2023 and December 31, 2022; zero shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at December 31, 2023 and December 31, 2022; 142,025,456 and 139,916,864 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	1,420	1,400
Additional paid-in capital	11,287,549	10,765,431
Accumulated earnings less dividends	478,156	485,221
Accumulated other comprehensive income	16,116	1,424
Total stockholders' equity	11,783,241	11,253,476
Noncontrolling interests	77	77
Total equity	11,783,318	11,253,553
Total liabilities and equity	$20,678,214	$20,457,764

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended December 31,
	2023	2022	2021
Revenue:
Rental and other income	$2,760,187	$2,587,113	$2,291,766
Management, development and other fees	7,722	6,333	3,084
Total revenue	2,767,909	2,593,446	2,294,850

Expenses:
Operating expenses, excluding property taxes	681,338	630,154	570,853
Property taxes	306,794	288,960	283,089
Expensed transaction, development and other pursuit costs, net of recoveries	33,479	16,565	3,231
Interest expense, net	205,992	230,074	220,415
Loss on extinguishment of debt, net	150	1,646	17,787
Depreciation expense	816,965	814,978	758,596
General and administrative expense	76,534	74,064	69,611
Casualty loss	9,118	—	3,119
Total expenses	2,130,370	2,056,441	1,926,701

Income from unconsolidated investments	13,454	53,394	38,585
Gain on sale of communities	287,424	555,558	602,235
Other real estate activity	174	5,127	1,120

Income before income taxes	938,591	1,151,084	1,010,089
Income tax expense	(10,153)	(14,646)	(5,733)

Net income	928,438	1,136,438	1,004,356
Net loss (income) attributable to noncontrolling interests	387	337	(57)

Net income attributable to common stockholders	$928,825	$1,136,775	$1,004,299

Other comprehensive income:
Gain on cash flow hedges	13,332	23,647	993
Cash flow hedge losses reclassified to earnings	1,360	3,883	13,151
Comprehensive income	$943,517	$1,164,305	$1,018,443

Earnings per common share - basic:
Net income attributable to common stockholders	$6.56	$8.13	$7.19

Earnings per common share - diluted:
Net income attributable to common stockholders	$6.56	$8.12	$7.19

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

	Shares issued				Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive (loss) income	Total AvalonBay stockholders' equity
	Preferred stock	Common stock	Preferred stock	Common stock					Noncontrolling interests	Total equity
Balance at December 31, 2020	—	139,526,671	$—	$1,395	$10,664,416	$126,022	$(40,250)	$10,751,583	$591	$10,752,174
Net income attributable to common stockholders	—	—	—	—	—	1,004,299	—	1,004,299	—	1,004,299
Gain on cash flow hedges, net	—	—	—	—	—	—	993	993	—	993
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	13,151	13,151	—	13,151
Noncontrolling interest activity	—	—	—	—	—	(1,022)	—	(1,022)	(25)	(1,047)
Dividends declared to common stockholders ($6.36 per share)	—	—	—	—	—	(889,405)	—	(889,405)	—	(889,405)
Issuance of common stock, net of withholdings	—	225,255	—	3	18,047	927	—	18,977	—	18,977
Stock-based compensation expense	—	—	—	—	33,951	—	—	33,951	—	33,951
Balance at December 31, 2021	—	139,751,926	—	1,398	10,716,414	240,821	(26,106)	10,932,527	566	10,933,093
Net income attributable to common stockholders	—	—	—	—	—	1,136,775	—	1,136,775	—	1,136,775
Gain on cash flow hedges, net	—	—	—	—	—	—	23,647	23,647	—	23,647
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	3,883	3,883	—	3,883
Noncontrolling interest activity	—	—	—	—	—	(105)	—	(105)	(489)	(594)
Dividends declared to common stockholders ($6.36 per share)	—	—	—	—	—	(890,809)	—	(890,809)	—	(890,809)
Issuance of common stock, net of withholdings	—	164,938	—	2	4,577	(1,461)	—	3,118	—	3,118
Stock-based compensation expense	—	—	—	—	44,440	—	—	44,440	—	44,440
Balance at December 31, 2022	—	139,916,864	—	1,400	10,765,431	485,221	1,424	11,253,476	77	11,253,553
Net income attributable to common stockholders	—	—	—	—	—	928,825	—	928,825	—	928,825
Gain on cash flow hedges, net	—	—	—	—	—	—	13,332	13,332	—	13,332
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	1,360	1,360	—	1,360
Noncontrolling interest activity	—	—	—	—	—	(1,217)	—	(1,217)	—	(1,217)
Dividends declared to common stockholders ($6.60 per share)	—	—	—	—	—	(935,305)	—	(935,305)	—	(935,305)
Issuance of common stock, net of withholdings	—	2,120,392	—	20	485,029	1,635	—	486,684	—	486,684
Repurchase of common stock, including repurchase costs	—	(11,800)	—	—	(908)	(1,003)	—	(1,911)	—	(1,911)
Stock-based compensation expense	—	—	—	—	37,997	—	—	37,997	—	37,997
Balance at December 31, 2023	—	142,025,456	$—	$1,420	$11,287,549	$478,156	$16,116	$11,783,241	$77	$11,783,318

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$928,438	$1,136,438	$1,004,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	816,965	814,978	758,596
Amortization of deferred financing costs and debt discount	12,732	11,218	10,143
Loss on extinguishment of debt, net	150	1,646	17,787
Amortization of stock-based compensation	27,142	33,864	25,505
Equity in loss (income) of, and return on, unconsolidated investments and noncontrolling interests, net of eliminations	5,332	5,255	(108)
Casualty loss	4,622	—	1,723
Abandonment of development pursuits	33,479	5,599	685
Unrealized gain on terminated cash flow hedges	—	—	(2,654)
Cash flow hedge losses reclassified to earnings	1,360	3,883	7,887
Gain on sale of real estate assets	(287,987)	(600,958)	(630,747)
Increase (decrease) in prepaid expenses and other assets	5,777	(7,167)	5,505
Increase in accrued expenses, other liabilities and accrued interest payable	12,019	17,176	4,492
Net cash provided by operating activities	1,560,029	1,421,932	1,203,170

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(901,847)	(921,203)	(654,861)
Acquisition of real estate assets	(215,889)	(536,838)	(771,692)
Capital expenditures - existing real estate assets	(178,312)	(160,313)	(142,688)
Capital expenditures - non-real estate assets	(18,962)	(14,392)	(10,547)
Increase (decrease) in payables for construction	14,901	9,080	(29,887)
Proceeds from sale of real estate and for-sale condominiums, net of selling costs	467,096	1,051,383	974,762
Note receivable lending	(82,802)	(29,352)	(1,210)
Note receivable payments	253	4,021	2,435
Distributions from unconsolidated entities	5,468	51,464	63,171
Unconsolidated investments	(18,861)	(14,269)	(53,536)
Net cash used in investing activities	(928,955)	(560,419)	(624,053)

Cash flows from financing activities:
Issuance of common stock, net	496,706	20,020	31,874
Repurchase of common stock, net	(1,911)	—	—
Dividends paid	(922,657)	(889,607)	(888,344)
Repayments of mortgage notes payable, including prepayment penalties	(47,000)	(43,332)	(109,562)
Issuance of unsecured notes	399,756	348,565	1,098,643
Repayment of unsecured notes	(750,000)	(100,000)	(462,147)
Payment of deferred financing costs	(3,964)	(14,301)	(8,864)
Receipt for termination of forward interest rate swaps	8,331	26,869	4,751
Payments related to tax withholding for share-based compensation	(10,639)	(16,989)	(13,463)
Noncontrolling interests, joint venture and preferred equity transactions	(2,981)	(2,281)	(1,749)
Net cash used in financing activities	(834,359)	(671,056)	(348,861)

Net (decrease) increase in cash, cash equivalents and restricted cash	(203,285)	190,457	230,256

Cash, cash equivalents and restricted cash, beginning of year	734,245	543,788	313,532
Cash, cash equivalents and restricted cash, end of year	$530,960	$734,245	$543,788

Cash paid during the year for interest, net of amount capitalized	$187,523	$212,241	$203,773
See accompanying notes to Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported with the Consolidated Statements of Cash Flows (dollars in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$397,890	$613,189	$420,251
Restricted cash	133,070	121,056	123,537
Cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows	$530,960	$734,245	$543,788

Supplemental disclosures of non-cash investing and financing activities:

During the year ended December 31, 2023:

•As described in Note 4, “Equity,” the Company issued 153,162 shares of common stock as part of the Company's stock-based compensation plans, of which 60,016 shares related to the conversion of performance awards to shares of common stock, and the remaining 93,146 shares valued at $16,552,000 were issued in connection with new stock grants; 3,454 shares valued at $619,000 were issued through the Company’s dividend reinvestment plan; 62,937 shares valued at $10,639,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 2,119 forfeited restricted shares with an aggregate value of $413,000.

•Common stock dividends declared but not paid totaled $236,133,000.

•The Company recorded (i) an increase to prepaid expenses and other assets of $5,001,000 and a corresponding adjustment to accumulated other comprehensive income; and (ii) reclassified $1,360,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company's derivative and hedging activity.

•The Company assumed a $63,041,000 fixed rate mortgage loan in conjunction with the acquisition of Avalon West Plano.

During the year ended December 31, 2022:

•The Company issued 140,528 shares of common stock as part of the Company's stock based compensation plans, of which 54,053 shares related to the conversion of performance awards to shares of common stock, and the remaining 86,475 shares valued at $20,056,000 were issued in connection with new stock grants; 2,810 shares valued at $593,000 were issued through the Company’s dividend reinvestment plan; 72,783 shares valued at $16,989,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 3,701 forfeited restricted shares with an aggregate value of $791,000.

•Common stock dividends declared but not paid totaled $224,222,000.

•The Company recorded an increase of $105,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•The Company reclassified $3,883,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company's derivative and hedging activity.

During the year ended December 31, 2021:

•The Company issued 155,836 shares of common stock as part of the Company's stock based compensation plans, of which 56,545 shares related to the conversion of performance awards to restricted shares of common stock, and the remaining 99,291 shares valued at $17,757,000 were issued in connection with new stock grants; 2,844 shares valued at $566,000 were issued through the Company’s dividend reinvestment plan; 75,780 shares valued at $13,463,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 4,109 forfeited restricted shares with an aggregate value of $804,000.

•Common stock dividends declared but not paid totaled $224,012,000.

•The Company recorded an increase of $1,022,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•The Company recorded (i) an increase to prepaid expenses and other assets of $3,204,000 and a corresponding adjustment to accumulated other comprehensive loss and (ii) reclassified $7,887,000 and $5,264,000 of cash flow hedge losses from other comprehensive income to interest expense, net, and loss on extinguishment of debt, net, respectively, to record the impact of the Company's derivative and hedging activity.

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries), is a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). The Company develops, redevelops, acquires, owns and operates multifamily communities in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California, as well as in the Company's expansion regions of Raleigh-Durham and Charlotte, North Carolina, Southeast Florida, Dallas and Austin, Texas, and Denver, Colorado.

At December 31, 2023, the Company owned or held a direct or indirect ownership interest in 299 operating apartment communities containing 90,669 apartment homes in 12 states and the District of Columbia, of which 18 communities were under development. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 30 communities that, if developed as expected, will contain an estimated 10,801 apartment homes (unaudited).

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

The Company accounts for joint venture entities and subsidiary partnerships in accordance with the consolidation guidance. The Company determines first whether to follow the variable interest entity (“VIE”) or the voting interest entity (“VOE”) model for each joint venture entity. The Company then evaluates whether it should consolidate the venture. Under the VIE model, the Company consolidates an investment when it has control to direct the activities of the venture and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company's maximum exposure for its VIEs is limited to its investments in the respective VIEs. Under the VOE model, the Company consolidates an investment when (i) it controls the investment through ownership of a majority voting interest if the investment is not a limited partnership or (ii) it controls the investment through its ability to remove the other partners in the investment, at its discretion, when the investment is a limited partnership.

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

Project costs related to the development, construction and redevelopment of real estate projects (including interest and related loan fees, property taxes and other direct costs) are capitalized as a cost of the project. Indirect project costs that relate to several projects are capitalized and allocated to the projects to which they relate. Indirect costs not clearly related to development, construction and redevelopment activity are expensed as incurred. For development, capitalization (i) begins when the Company has determined that development of the future asset is probable, (ii) can be suspended if there is no current development activity underway, but future development is still probable and (iii) ends when the asset, or a portion of an asset, is ready for its intended use, or the Company's intended use changes such that capitalization is no longer appropriate.

For land parcels acquired for development improved with operating real estate, the Company generally manages the improvements until all tenant obligations have been satisfied or eliminated through negotiation, and construction of new apartment communities is ready to begin. Revenue from incidental operations received from the current improvements on land parcels in excess of any incremental costs are recorded as a reduction of total capitalized costs of the respective Development Right and not as part of net income. Incidental operating costs in excess of incidental operating income are expensed in the period incurred.

For redevelopment efforts, the Company capitalizes costs either (i) in advance of taking homes out of service when significant renovation of the common area has begun until the redevelopment is completed, or (ii) when an apartment home is taken out of service for redevelopment until the redevelopment is completed and the apartment home is available for a new resident. Rental income and operating costs incurred during the initial lease-up or post-redevelopment lease-up period are recognized in earnings.

The Company accounts for real estate acquisitions as either an asset acquisition or a business combination. Under either model, the Company identifies and determines the fair value of any assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. The Company generally views acquisitions of individual operating communities as asset acquisitions, which results in the capitalization of acquisition costs and the allocation of purchase price to the assets acquired and liabilities assumed, based on the relative fair value of the respective assets and liabilities.

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

Taxable income from activities performed through taxable REIT subsidiaries (“TRS”) is subject to federal, state and local income taxes. The Company recognized income tax expense, primarily due to dispositions at The Park Loggia, of $10,153,000, $14,646,000 and $5,733,000 in 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, the Company did not have any unrecognized tax positions. The Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2020 through 2022.

The following summarizes the tax components of the Company's common dividends declared for the years ended December 31, 2023, 2022 and 2021 (unaudited):

	2023	2022	2021
Ordinary income	83%	82%	55%
20% capital gain	11%	15%	26%
Unrecaptured §1250 gain	6%	3%	19%
Total	100%	100%	100%

Deferred Financing Costs

Deferred financing costs include expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the loan term or the related credit enhancement facility, if applicable. Unamortized financing costs are charged to earnings when debt is retired before the maturity date. Accumulated amortization of deferred financing costs for unsecured notes was $34,494,000 and $29,815,000 as of December 31, 2023 and 2022, respectively, and related to mortgage notes payable was $2,262,000 and $2,040,000 as of December 31, 2023 and 2022, respectively. Deferred financing costs, except for costs associated with line-of-credit arrangements, are presented as a direct deduction from the related debt liability. Accumulated amortization of deferred financing costs for the Company's Credit Facility was $14,490,000 and $11,222,000 as of December 31, 2023 and 2022, respectively, and deferred financing costs net of accumulated amortization was included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

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

Earnings per Common Share

Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of shares outstanding during the period. All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per common share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per common share on a diluted basis. Diluted earnings per common share was computed using the treasury stock method for performance awards, options and participating securities. The Company's earnings per common share are determined as follows (dollars in thousands, except per share data):

	For the year ended December 31,
	2023	2022	2021
Basic and diluted shares outstanding
Weighted average common shares—basic	141,307,186	139,634,294	139,389,433
Weighted average DownREIT units outstanding	3,503	7,500	7,500
Effect of dilutive securities	333,099	333,293	320,466
Weighted average common shares—diluted	141,643,788	139,975,087	139,717,399

Calculation of Earnings per Common Share—basic
Net income attributable to common stockholders	$928,825	$1,136,775	$1,004,299
Net income allocated to unvested restricted shares	(1,663)	(2,091)	(2,100)
Net income attributable to common stockholders—basic	$927,162	$1,134,684	$1,002,199

Weighted average common shares—basic	141,307,186	139,634,294	139,389,433

Earnings per common share—basic	$6.56	$8.13	$7.19

Calculation of Earnings per Common Share—diluted
Net income attributable to common stockholders	$928,825	$1,136,775	$1,004,299
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	25	48	48
Net income attributable to common stockholders—diluted	$928,850	$1,136,823	$1,004,347

Weighted average common shares—diluted	141,643,788	139,975,087	139,717,399

Earnings per common share—diluted	$6.56	$8.12	$7.19

Certain options to purchase shares of common stock in the amounts of 303,784 and 291,881 were outstanding as of December 31, 2023 and 2022, respectively, but were not included in the computation of diluted earnings per common share because such options were anti-dilutive for the period. All options to purchase shares of common stock outstanding as of December 31, 2021 are included in the computation of diluted earnings per common share.

Expensed Transaction, Development and Other Pursuit Costs

The Company capitalizes costs associated with its development activities to the basis of land held when future development is probable (“Development Rights”), or if the Company has either not yet acquired the land or if the project is subject to a leasehold interest, the costs are capitalized as deferred development costs. Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the Company determines a Development Right is no longer probable, the Company recognizes any necessary expense to write down its basis in the Development Right. The Company expensed costs related to development pursuits not yet considered probable for development and the abandonment of Development Rights, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $33,479,000, $16,565,000 and $2,192,000 during the years ended December 31, 2023, 2022 and 2021, respectively. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Consolidated Statements of Comprehensive Income. The amount for 2023 includes write-offs of $27,455,000 related to seven Development Rights that the Company determined are no longer probable. The amount for 2022 includes write-offs of $10,073,000 related to three development opportunities that the Company determined are no longer probable. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Casualty and Impairment of Long-Lived Assets

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2023, 2022 and 2021, the Company did not recognize any material impairment losses. During the year ended December 31, 2023, the Company recognized a charge of $9,118,000 for the property and casualty damages across certain communities in its Northeast and California regions related to severe weather and other casualty events, reported as casualty loss on the accompanying Consolidated Statements of Comprehensive Income. During the year ended December 31, 2021, the Company recognized a charge of $3,119,000 related to damage across several communities in our East Coast markets from severe storms and a fire at an operating community, reported as casualty loss on the accompanying Consolidated Statements of Comprehensive Income.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both whether the carrying value of the investment exceeds the fair value, and the Company’s intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. The Company did not recognize any other than temporary impairment losses during the years ended December 31, 2023, 2022 or 2021.

Assets Held for Sale and Discontinued Operations

The Company presents the assets and liabilities of any communities which have been sold, or otherwise qualify as held for sale, separately in the accompanying Consolidated Balance Sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the accompanying Consolidated Statements of Comprehensive Income. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Upon the classification of an asset as held for sale, no further depreciation is recorded. Disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) are presented as discontinued operations, and for those assets qualifying for classification as discontinued operations, the specific components of net income presented as discontinued operations include net operating income, depreciation expense and interest expense, net. For periods prior to the asset qualifying for discontinued operations, the Company reclassifies the results of operations to discontinued operations. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale will be presented as discontinued operations when recognized. A change in presentation for held for sale or discontinued operations has no impact on the Company's financial condition or results of operations. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Consolidated Statements of Cash Flows. The Company had no real estate assets that qualified as held for sale presentation at December 31, 2023.

Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, “Hedging Derivatives”) for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into Hedging Derivatives for trading or other speculative purposes. The Company assesses the effectiveness of qualifying cash flow and fair value hedges, both at inception and on an ongoing basis. The fair values of Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair values of Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of interest expense, net. For the Hedging Derivatives that qualify as effective cash flow hedges, the Company has recorded the cumulative changes in the fair value of Hedging Derivatives in accumulated other comprehensive income. Amounts recorded in accumulated other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The effective portion of the change in fair value of the Hedging Derivatives that qualify as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding hedged item. Receipts or payments associated with the gains and losses on the Company’s cash flow hedges are presented as a component of cash flows from financing activities in the period the hedges are terminated and the payments for the Company’s derivatives that are not qualifying for hedging relationships are presented as a component of cash flows from operating activities. See Note 11, “Fair Value,” for further discussion of derivative financial instruments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

The Company’s leases include both fixed and variable lease payments that are based on an index or rate such as the consumer price index (CPI) or percentage rents based on total sales. Variable lease payments are generally not included in the lease liability, but recognized as variable lease expense in the period in which they are incurred.

For leases that have options to extend the term or terminate the lease early, the Company only factored the impact of such options into the lease term if the option was considered reasonably certain to be exercised. The Company determined the discount rate associated with its ground and office leases on a lease-by-lease basis using the Company’s actual borrowing rates as well as indicative market pricing for longer term rates and taking into consideration the remaining term of the lease agreements. For leases that are 12 months or less, the Company elected the practical expedient to recognize the lease payments on a straight line basis.

Lessor Considerations

The Company's residential and commercial leases at its apartment communities are operating leases. For leases that include rent concessions and/or fixed and determinable rent increases, rental income is recognized on a straight-line basis over the noncancellable term of the lease, which, for residential leases, is generally one year. Some of the Company’s commercial leases have renewal options which the Company will only include in the lease term if, at the commencement of the lease, it is reasonably certain that the lessee will exercise this option.

For the Company’s leases, which are comprised of a lease component and common area maintenance as a non-lease component, the Company determined that (i) the leases are operating leases, (ii) the lease component is the predominant component and (iii) all components of its operating leases share the same timing and pattern of transfer.

Revenue and Gain Recognition

Under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue for the transfer of goods and services to customers for consideration that the Company expects to receive. The majority of the Company’s revenue is derived from residential and commercial rental and other lease income, which are accounted for as discussed above, under “Leases”. The Company's revenue streams that are not accounted for under ASC 842, Leases, include:

•Management fees - The Company has investment interests in real estate joint ventures, for which the Company may manage (i) the venture, (ii) the associated operating communities owned by the ventures and/or (iii) the construction, development or redevelopment of those communities. For these activities, the Company receives asset management, property management, development and/or redevelopment fee revenue. The performance obligation is the management of the venture, community or other defined task such as the development or redevelopment of the community. While the individual activities that comprise the performance obligation of the management fees can vary day to day, the nature of the overall performance obligation to provide management service is the same and considered by the Company to be a series of services that have the same pattern of transfer to the customer and the same method to measure progress toward satisfaction of the performance obligation. The Company also provides various third party back-office, financial administrative support services. The Company recognizes revenue for fees as earned.

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

The following table details the Company’s revenue disaggregated by reportable operating segment, further discussed in Note 8, “Segment Reporting,” for the years ended December 31, 2023, 2022 and 2021. The segments are classified based on the individual community's status at December 31, 2023 for the years ended December 31, 2023 and 2022, and at December 31, 2022 for the year ended December 31, 2021. Segment information for total revenue excludes real estate assets that were sold from January 1, 2021 through December 31, 2023, or otherwise qualify as held for sale as of December 31, 2023, as described in Note 6, “Real Estate Disposition Activities.” (dollars in thousands):

	Same Store	Other Stabilized Communities	Development/ Redevelopment Communities	Non- allocated (1)	Total
For the year ended December 31, 2023
Management, development and other fees and other ancillary items	$—	$—	$—	$7,722	$7,722
Non-lease related revenue (2)	10,656	5,296	282	—	16,234
Total non-lease revenue (3)	10,656	5,296	282	7,722	23,956

Lease income (4)	2,531,978	129,508	61,270	—	2,722,756

Total revenue	$2,542,634	$134,804	$61,552	$7,722	$2,746,712

For the year ended December 31, 2022
Management, development and other fees and other ancillary items	$—	$—	$—	$6,333	$6,333
Non-lease related revenue (2)	11,048	2,990	165	—	14,203
Total non-lease revenue (3)	11,048	2,990	165	6,333	20,536

Lease income (4)	2,383,244	90,315	29,569	—	2,503,128

Total revenue	$2,394,292	$93,305	$29,734	$6,333	$2,523,664

For the year ended December 31, 2021
Management, development and other fees and other ancillary items	$—	$—	$—	$3,084	$3,084
Non-lease related revenue (2)	7,368	1,879	256	—	9,503
Total non-lease revenue (3)	7,368	1,879	256	3,084	12,587

Lease income (4)	1,988,348	119,780	42,629	—	2,150,757

Total revenue	$1,995,716	$121,659	$42,885	$3,084	$2,163,344
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

Due to the nature and timing of the Company’s identified revenue streams, there were no material amounts of outstanding or unsatisfied performance obligations as of December 31, 2023.

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

The Company recorded an aggregate offset to income for uncollectible lease revenue, net of amounts received from government rent relief programs, for its residential and commercial portfolios of $57,906,000, $49,147,000 and $52,075,000 for the years ended December 31, 2023, 2022 and 2021, respectively, under ASC 842 and ASC 450.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which requires reportable segments disclosures of significant segment expenses provided to the chief operating decision maker (“CODM”). The standard does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. The new standard will be effective for fiscal years beginning after December 15, 2023. The Company is assessing the standard and does not expect the standard to have a material effect on the Company’s financial position or results of operations.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires (i) a tabular rate reconciliation of the reported income tax expense (benefit) from continuing operations into specific categories, (ii) separate disclosure for any reconciling items within certain categories above a quantitative threshold, (iii) disclosure of income taxes paid disaggregated by federal, state and material jurisdictions and (iv) disclosure of income tax expense from continuing operations disaggregated by federal and state. The new standard will be effective for fiscal years beginning after December 15, 2024. The Company is assessing the standard and does not expect the standard to have a material effect on the Company’s financial position or results of operations.

2. Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $47,133,000, $34,854,000 and $32,687,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

3. Debt

The Company's debt, which consists of unsecured notes, the variable rate unsecured term loan (the “Term Loan”), mortgage notes payable, the Credit Facility and the Commercial Paper Program, each as defined below, as of December 31, 2023 and 2022 is summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of December 31, 2023 and 2022, as shown in the accompanying Consolidated Balance Sheets (dollars in thousands) (see Note 6, “Real Estate Disposition Activities”). The weighted average interest rates in the following table for secured and unsecured notes include costs of financing such as credit enhancement fees, trustees' fees, the impact of interest rate hedges and mark-to-market adjustments.

	December 31, 2023		December 31, 2022
Fixed rate unsecured notes	$7,300,000	3.3%	$7,500,000	3.3%
Term Loan	—	—%	150,000	5.4%
Fixed rate mortgage notes payable—conventional and tax-exempt	333,892	3.9%	270,677	3.4%
Variable rate mortgage notes payable—conventional and tax-exempt	410,150	5.5%	457,150	5.3%
Total mortgage notes payable and unsecured notes and Term Loan	8,044,042	3.5%	8,377,827	3.4%
Credit Facility	—	—%	—	—%
Commercial paper	—	—%	—	—%
Total principal outstanding	8,044,042	3.5%	8,377,827	3.4%
Less deferred financing costs and debt discount (1)	(62,220)		(61,782)
Total	$7,981,822		$8,316,045
_________________________________
(1) Excludes deferred financing costs and debt discount associated with the Credit Facility and Commercial Paper Program which are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

The Company has a $2,250,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in September 2026. The interest rate that would be applicable to borrowings under the Credit Facility was 6.19% at December 31, 2023 and was composed of (i) the Secured Overnight Financing Rate (“SOFR”), applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.805% per annum, which consisted of a 0.10% SOFR adjustment plus 0.705% per annum, assuming a daily SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.63% to SOFR plus 1.38% based upon the rating of the Company's unsecured senior notes. There is also an annual facility commitment fee of 0.12% of the borrowing capacity under the facility, which can vary from 0.095% to 0.295% based upon the rating of the Company's unsecured senior notes. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases by meeting or missing targets related to environmental sustainability, specifically greenhouse gas emission reductions, with the adjustment determined annually. The first determination under the sustainability-linked pricing component occurred in July 2023, resulting in reductions of approximately 0.02% to the interest rate margin and 0.005% to the commitment fee due to our achievement of sustainability targets.

The availability on the Company's Credit Facility as of December 31, 2023 and 2022, respectively, was as follows (dollars in thousands):

	December 31, 2023	December 31, 2022

Credit Facility commitment	$2,250,000	$2,250,000
Credit Facility outstanding	—	—
Commercial paper outstanding	—	—
Letters of credit outstanding (1)	(1,914)	(1,914)
Total Credit Facility available	$2,248,086	$2,248,086
_____________________________________
(1) In addition, the Company had $58,116 and $48,740 outstanding in additional letters of credit unrelated to the Credit Facility as of December 31, 2023 and 2022, respectively.

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

During the year ended December 31, 2023:

•In March 2023, the Company repaid $250,000,000 principal amount of its 2.85% unsecured notes at par at maturity.

•In September 2023, the Company repaid its $150,000,000 Term Loan at par in advance of its February 2024 scheduled maturity.

•In September 2023, the Company utilized $37,600,000 of restricted cash held in a principal reserve fund to repay a portion of the outstanding secured variable rate indebtedness of Avalon Clinton North and Avalon Clinton South.

•In October 2023, in conjunction with the acquisition of Avalon West Plano, the Company assumed a $63,041,000 fixed rate mortgage loan, with a contractual interest rate of 4.18% and an effective interest rate of 5.97%, maturing in May 2029.

•In December 2023, the Company issued $400,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for proceeds net of underwriting fees of approximately $397,156,000, before considering the impact of other offering costs. The notes mature in December 2033 and were issued at a 5.30% interest rate, resulting in a 5.19% effective rate including the impact of issuance costs and hedging activity.

•In December 2023, the Company repaid $350,000,000 principal amount of its 4.20% unsecured notes at par at maturity.

In the aggregate, secured notes payable mature at various dates from March 2027 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,284,650,000, excluding communities classified as held for sale, as of December 31, 2023).

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at December 31, 2023 were as follows (dollars in thousands):

Year	Secured notes principal payments and maturities	Unsecured notes maturities	Stated interest rate of unsecured notes
2024	$9,593	$300,000	3.50%
2025	10,765	525,000	3.45%
		300,000	3.50%
2026	11,811	475,000	2.95%
		300,000	2.90%
2027	250,159	400,000	3.35%
2028	18,902	450,000	3.20%
		400,000	1.90%
2029	132,661	450,000	3.30%
2030	9,100	700,000	2.30%
2031	9,700	600,000	2.45%
2032	10,400	700,000	2.05%
2033	12,000	350,000	5.00%
		400,000	5.30%
Thereafter	268,951	350,000	3.90%
		300,000	4.15%
		300,000	4.35%
	$744,042	$7,300,000

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

The Company is subject to financial covenants contained in the Credit Facility and the indentures under which the unsecured notes were issued. The principal financial covenants include the following:

•limitations on the amount of total and secured debt in relation to the Company's overall capital structure;
•limitations on the amount of the Company's unsecured debt relative to the undepreciated basis of real estate assets that are not encumbered by property-specific financing; and
•minimum levels of debt service coverage.

The Company was in compliance with these covenants at December 31, 2023.

4. Equity

As of December 31, 2023 and 2022, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the year ended December 31, 2023, the Company:

i.issued 5,773 shares of common stock in connection with stock options exercised;
ii.issued 3,454 shares of common stock through the Company's dividend reinvestment plan;
iii.issued 153,162 shares of common stock in connection with restricted stock grants and the conversion of performance awards to shares of common stock;
iv.issued 2,000,000 shares of common stock in the settlement of the forward contracts, as discussed below;
v.issued 23,059 shares of common stock through the Employee Stock Purchase Plan;
vi.withheld 62,937 shares of common stock to satisfy employees' tax withholding and other liabilities;
vii.canceled 2,119 shares of restricted common stock upon forfeiture; and
viii.repurchased 11,800 shares of common stock through the Stock Repurchase Program (as defined below).

Deferred compensation granted under the Company's Second Amended and Restated 2009 Equity Incentive Plan (the “Plan”) for the year ended December 31, 2023 does not impact the Company's Consolidated Financial Statements until recognized as compensation cost.

The Company has a continuous equity program (the “CEP”) under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and the Company's determinations of the appropriate funding sources. The Company engaged sales agents for the CEP who receive compensation of up to 1.5% of the gross sales price for shares sold. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During the years ended December 31, 2023 and 2022, the Company had no sales under this program. During the year ended December 31, 2021, the Company sold 122,343 shares of common stock at an average sales price of $226.15 per share, for net proceeds of $27,253,000 under this program. In addition, during the year ended December 31, 2022, the Company settled the outstanding forward contracts entered into in December 2021 under this program, selling 68,577 shares of common stock for $229.34 per share and net proceeds of $15,727,000. As of December 31, 2023, the Company had $705,961,000 remaining authorized for issuance under the CEP.

In addition to the CEP, during the year ended December 31, 2023, the Company settled the outstanding forward contracts entered into in April 2022 (the “Equity Forward”), issuing 2,000,000 shares of common stock, net of offering fees and discounts, for $491,912,000 or $245.96 per share.

The Company has a stock repurchase program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the “Stock Repurchase Program”). Purchases of common stock under the Stock Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors including price, corporate and regulatory requirements and other corporate liquidity requirements and priorities. The Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the year ended December 31, 2023, the Company repurchased 11,800 shares of common stock at an average price of $161.96 per share. During the years ended December 31, 2022 and 2021, the Company had no repurchases of shares under this program. As of December 31, 2023, the Company had $314,237,000 remaining authorized for purchase under this program.

5. Investments

Investments in Consolidated Real Estate Entities

Details regarding communities acquired in 2023, 2022 and 2021, are summarized in the following table (dollars in thousands):

Community name	Location	Number of communities	Apartment homes	Purchase price	Commercial square feet
Avalon Frisco at Main	Frisco, TX	1	360	$83,100	—
Avalon Mooresville	Mooresville, NC	1	203	52,100	—
Avalon West Plano (1)	Carrollton, TX	1	568	142,000	—
Total 2023 acquisitions		3	1,131	$277,200	—

Total 2022 acquisitions		4	1,313	$536,200	16,000

Total 2021 acquisitions		7	1,932	$724,500	90,000
_____________________________________
(1) In conjunction with the acquisition of Avalon West Plano, the Company assumed a $63,041 fixed rate mortgage loan, with a contractual interest rate of 4.18%, maturing in May 2029.

The Company accounted for these purchases as asset acquisitions and recorded the acquired assets and assumed liabilities, including identifiable intangibles, at their relative fair values based on the purchase price and acquisition costs incurred.

Structured Investment Program

The Company operates a Structured Investment Program (the “SIP”), an investment platform through which the Company provides mezzanine loans or preferred equity to third-party multifamily developers. During the year ended December 31, 2023, the Company entered into four additional commitments, agreeing to provide an aggregate investment of up to $99,210,000 in multifamily development projects. As of December 31, 2023, the Company had seven commitments to fund up to $191,585,000 in the aggregate. The Company's investment commitments have a weighted average rate of return of 11.5% and have initial maturity dates between September 2025 and December 2027. At December 31, 2023, the Company had funded $96,461,000 of these commitments.

The Company evaluates each SIP commitment to determine the classification as a loan or an investment in a real estate development project. As of December 31, 2023, all of the SIP commitments are classified as loans. The Company includes amounts outstanding under the SIP as a component of prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The Company evaluates the credit risk for each commitment on an ongoing basis, estimating the reserve for credit losses using relevant available information from internal and external sources. Market-based historical credit loss data provides the basis for the estimation of expected credit losses, with adjustments, if necessary, for differences in current commitment-specific risk characteristics, such as the amount of equity capital provided by a borrower, nature of the real estate being developed or other factors.

For the seven existing commitments, interest is recognized as earned as interest income, and interest income and any change in the expected credit loss are included as a component of income from unconsolidated investments, on the accompanying Consolidated Statements of Comprehensive Income.

Unconsolidated Investments

The Company accounts for its investments in unconsolidated entities under the equity method of accounting or under the measurement alternative, as discussed in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” under Principles of Consolidation. As of December 31, 2023, the Company had investments in five unconsolidated entities with real estate entities holdings, with ownership interest percentages ranging from 20.0% to 50.0%, coupled with other unconsolidated investments including property technology and environmentally focused companies and investment management funds. For one of the investments which owns an apartment community that is under development and in which the Company has an investment of 25.0%, the Company has guaranteed a construction loan on behalf of the venture, which had an outstanding balance of $135,983,000 as of December 31, 2023. Any amounts under the guarantee of this construction loan are obligations of the venture partners in proportion to their ownership interest. The significant accounting policies of the Company's unconsolidated investments are consistent with those of the Company in all material respects. Certain of these investments are subject to various buy‑sell provisions or other rights which are customary in real estate joint venture agreements. The Company and its partners in these entities may initiate these provisions to either sell the Company's interest or acquire the interest from the Company's partner. The Company is responsible for the day-to-day operations of the unconsolidated communities below and is the management agent subject to the terms of management agreements for all communities except for Brandywine Apartments of Maryland, LLC, which is managed by a third party.

The following presents the Company's activities in unconsolidated investments for the years ended December 31, 2023, 2022 and 2021:

Archstone Multifamily Partners AC LP (the “U.S. Fund”)—The Company acquired its interest in the U.S. Fund as part of the Archstone Acquisition in 2013 (as defined in Note 5, “Investments in Real Estate Entities,” of the Consolidated Financial Statements in Item 8 in the Company's Form 10-K filed February 22, 2019). The Company was the general partner of the U.S. Fund and had a 28.6% combined general partner and limited partner equity interest. During 2022, the U.S. Fund sold its final three communities and the Company's proportionate share of the gains in accordance with GAAP was $38,144,000. In conjunction with achieving a threshold return under provisions of the U.S. Fund, the Company received incentive distributions for its promoted interest. During the years ended December 31, 2023 and 2022, the Company recognized income of $1,519,000 and $4,690,000, respectively, for its promoted interest, which is included in income from unconsolidated investments on the accompanying Consolidated Statements of Comprehensive Income. During 2023, the Company completed the dissolution of the U.S. Fund.

Archstone Multifamily Partners AC JV LP (the “AC JV”)—The Company had a 20.0% equity interest in the AC JV, and acquired its interest as part of the Archstone Acquisition in 2013. During 2021, the AC JV sold its final two communities and the Company's proportionate share of the gains in accordance with GAAP was $23,305,000. During 2022, the Company completed the dissolution of the AC JV.

Legacy JV—As part of the Archstone Acquisition the Company entered into a limited liability company agreement with Equity Residential, through which it assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements (the “Legacy JV”). The Company has a 40.0% interest in the Legacy JV. During the years ended December 31, 2023, 2022 and 2021, the Legacy JV redeemed certain of the preferred interests and paid accrued dividends, for which the Company contributed $940,000, $860,000 and $1,340,000, respectively. At December 31, 2023, the remaining preferred interests had an aggregate liquidation value of $34,124,000, the Company's 40.0% share of which was included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

NYTA MF Investors LLC (“NYC Joint Venture”)—During 2018, the Company contributed five wholly-owned communities containing an aggregate of 1,301 apartment homes and 58,000 square feet of commercial space, located in New York City, NY, to a newly formed joint venture with the intent to own and operate the communities. The Company retained a 20.0% equity interest in the venture with the partners sharing in returns in accordance with their ownership interests. NYC Joint Venture has outstanding $394,734,000 fixed rate mortgage loans that are payable by the venture. The Company has not guaranteed the debt of NYC Joint Venture, nor does the Company have any obligation to fund this debt should NYC Joint Venture be unable to do so. At December 31, 2023, the Company has an equity investment of $55,695,000 (net of distributions).

MVP I, LLC—During 2004, the Company entered into a joint venture agreement with an unrelated third-party to develop Avalon at Mission Bay II, an apartment community located in San Francisco, CA, which completed construction during 2006 and contains 313 apartment homes. The Company has a 25.0% equity interest in the venture. MVP I, LLC has an outstanding $103,000,000 fixed rate mortgage loan that is payable by the venture. The Company has not guaranteed the debt of MVP I, LLC, nor does the Company have any obligation to fund this debt should MVP I, LLC be unable to do so. The Company has fully recovered its basis as of December 31, 2023.

Brandywine Apartments of Maryland, LLC (“Brandywine”)— The Company acquired its interest in Brandywine as part of the Archstone Acquisition. Brandywine owns a 305 apartment home community located in Washington, D.C. Brandywine is comprised of five members who hold various interests in the joint venture, with the Company having a 28.7% equity interest in Brandywine. Brandywine had an outstanding $19,062,000 fixed rate mortgage loan that is payable by the venture. The Company has not guaranteed the debt of Brandywine, nor does the Company have any obligation to fund this debt should Brandywine be unable to do so. At December 31, 2023, the Company had an equity investment of $14,602,000 (net of distributions) in Brandywine.

Avalon Alderwood MF Member, LLC—During 2019, the Company entered into a joint venture to develop, own, and operate Avalon Alderwood Place, an apartment community located in Lynnwood, WA, which completed construction during 2022 and contains 328 apartment homes. The Company has a 50.0% interest in the venture and, as of December 31, 2023, the Company has a total equity investment of $53,638,000. The venture is a VIE, though the Company is not the primary beneficiary because it shares control with its venture partner. The Company and its venture partner share decision making authority for all significant aspects of the venture's activities including, but not limited to, changes in the ownership or capital structure, and the operating budget.

Arts District Joint Venture—During 2020, the Company entered into a joint venture to develop, own, and operate AVA Arts District, an apartment community located in Los Angeles, CA, which is currently under construction and expected to contain 475 apartment homes (unaudited) and 56,000 square feet (unaudited) of commercial space when completed. As of

December 31, 2023, the Company has a 25.0% interest in the venture, and excluding costs incurred in excess of equity in the underlying net assets of the venture, has an equity investment of $32,738,000. The remaining development costs are primarily expected to be funded by the venture's variable rate construction loan. The venture has drawn $135,983,000 of $167,147,000 maximum borrowing capacity of the construction loan as of December 31, 2023. While the Company guarantees the construction loan on behalf of the venture, any amounts payable under the guarantee are obligations of the venture partners in proportion to ownership interest. The venture is an unconsolidated VIE as the Company is not the primary beneficiary due to shared control and decision making with its venture partner. The Company and its venture partner share decision making authority for all significant aspects of the venture's activities including, but not limited to, changes in the ownership, changes to the development plan or budget, and major operating decisions including annual business plans.

Property Technology and Environmental Investments—The Company has invested $46,926,000 in various property technology and environmentally focused companies directly and indirectly through investment management funds. The Company’s interest in each individual investment represents less than 10% of the respective venture's equity interests. In addition, as of December 31, 2023, the Company has $73,892,000 in outstanding equity commitments, with the timing and amount for these commitments to be fulfilled dependent on if, and when, investment opportunities are identified by the respective funds. During the years ended December 31, 2023, 2022 and 2021, the Company recognized income and unrealized gains of $4,161,000, $8,315,000 and $15,908,000, respectively, related to these investments, which was reported as a component of income from unconsolidated investments on the accompanying Consolidated Statements of Comprehensive Income.

6. Real Estate Disposition Activities

Details regarding the real estate sales, which resulted in a gain in accordance with GAAP of $287,424,000, excluding for-sale residential condominiums at The Park Loggia, are summarized in the following table (dollars in thousands):

Community name	Location	Period of sale	Apartment homes	Gross sales price	Net cash proceeds	Commercial square feet
eaves Daly City	Daly City, CA	Q2 2023	195	$67,000	$66,646	—
Avalon at Newton Highlands	Newton, MA	Q2 2023	294	170,000	167,665	—
Avalon Columbia Pike	Arlington, VA	Q3 2023	269	105,000	103,032	27,000
Avalon Mamaroneck	Mamaroneck, NY	Q4 2023	229	104,000	102,230	—
Other real estate	multiple	2023	N/A	—	636	—

Total of 2023 asset sales			987	$446,000	$440,209	27,000

Total of 2022 asset sales			2,062	$953,135	$934,117	—

Total of 2021 asset sales			2,404	$875,058	$850,230	30,000

As of December 31, 2023, the Company had no real estate assets that qualified as held for sale.

The Park Loggia

The Park Loggia, located in New York, NY, contains 172 for-sale residential condominiums and 66,000 square feet of commercial space. The Company sold six, 40 and 53 residential condominiums at The Park Loggia, for gross proceeds of $25,387,000, $126,848,000 and $135,458,000 resulting in a loss in accordance with GAAP of $73,000 and gain in accordance with GAAP of $2,217,000 and $3,110,000 during the years ended December 31, 2023, 2022 and 2021, respectively. The Company incurred $389,000, $2,129,000 and $4,087,000 during the years ended December 31, 2023, 2022 and 2021, respectively, in marketing, operating and administrative costs. All amounts are included in other real estate activity on the accompanying Consolidated Statements of Comprehensive Income. As of December 31, 2023, there were two residential condominiums remaining to be sold. As of December 31, 2023 and 2022, the unsold for-sale residential condominiums at The Park Loggia had an aggregate carrying value of $6,603,000 and $32,532,000, respectively, presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

7. Commitments and Contingencies

Employment Agreements and Arrangements

At December 31, 2023, the Company has an employment agreement with Benjamin W. Schall, who joined the Company on January 25, 2021 as President and a member of the Board of Directors, and was appointed to the additional role of Chief Executive Officer effective January 3, 2022. The employment agreement expires on January 25, 2024, although provisions relating to equity awards granted during the term of the employment agreement continue to apply with respect to those awards.

The standard restricted stock, option and performance award agreements used by the Company in its compensation program provide that upon an employee's termination without cause or the employee's Retirement (as defined in the agreement), (i) all outstanding stock options and restricted shares of stock held by the employee will vest, and the employee will have up to 12 months or until the fifth anniversary of the grant date, if later, or until the option expiration date, if earlier, to exercise any options then held and (ii) a pro rata share (based on the portion of the performance period that has been completed) of performance awards that have completed at least one year of their performance period shall vest, with settlement to occur at the end of the performance period in accordance with achievement thereunder. Under the agreements, Retirement generally means a termination of employment and other business relationships, other than for cause, after attainment of age 50, provided certain conditions are met, including that (i) the employee has worked for the Company for at least 10 years, (ii) the employee's age at Retirement plus years of employment with the Company equals at least 70 and (iii) the employee provides at least six months written notice of intent to retire.

If a sale event (as defined) of the Company occurs, all outstanding multiyear performance awards will vest at their target value and are settled. The Company also has an Officer Severance Program (the “Program”). Under the Program, in the event an officer who is not otherwise covered by a severance arrangement is terminated (other than for cause), or chooses to terminate his or her employment for good reason (as defined), in either case in connection with or within 24 months following a sale event (as defined) of the Company, such officer will generally receive a cash lump sum payment equal to a multiple of the officer's covered compensation (base salary plus annual cash bonus). The multiple is one time for vice presidents and senior vice presidents, two times for executive vice presidents and three times for the chief executive officer. The officer's restricted stock, options and performance awards would also vest. Costs related to the Program are deferred and recognized over the requisite service period when considered by management to be probable and estimable.

Legal Contingencies

The Company recognizes a loss associated with contingent legal matters when the loss is probable and estimable.

In 2022 and early 2023, the Company was named as a defendant in cases brought by private litigants alleging antitrust violations by RealPage, Inc. and owners and/or operators of multifamily housing which utilize revenue management systems provided by RealPage, Inc. The Company engaged with the plaintiffs' counsel to explain why it believed that these cases were without merit as they pertained to the Company. Following these discussions, the plaintiffs filed a notice of voluntary dismissal in July 2023, which resulted in the Company being dismissed without prejudice from these cases. Subsequently, on November 1, 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc. and 14 owners and/or operators of multifamily housing in the District of Columbia, including the Company, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data. The Company intends to vigorously defend against this lawsuit. Given the early stage of the District of Columbia’s lawsuit, the Company is unable to predict the outcome or estimate the amount of loss, if any, that may result from the lawsuit.

The Company is involved in various other claims and/or administrative proceedings that arise in the ordinary course of its business. While no assurances can be given, the Company does not currently believe that any of these other outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

In addition, the Company accounts for recoveries from legal matters as a reduction in the legal and related costs incurred associated with the matter, with recoveries in excess of these costs reported as a gain or, where appropriate, a reduction in the net cost basis of a community to which the suit related. During the year ended December 31, 2022, the Company recognized $6,000,000 in legal settlement proceeds related to a construction defect at a community, reported as a component of general and administrative expense on the accompanying Consolidated Statements of Comprehensive Income. There were no material receipts during the years ended December 31, 2023 and 2021.

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

As of December 31, 2023 and 2022, the Company had total operating lease assets of $106,146,000 and $114,977,000, respectively, and lease obligations of $133,220,000 and $142,602,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Consolidated Balance Sheets. The Company incurred costs of $16,342,000, $15,667,000 and $15,458,000 for the years ended December 31, 2023, 2022 and 2021, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease and four leases for portions of parking garages adjacent to apartment communities, that are finance leases. As of December 31, 2023 and 2022, the Company had total finance lease assets of $28,528,000 and $28,354,000, respectively, and total finance lease obligations of $20,012,000 and $20,069,000, respectively, reported as components of right of use lease assets and lease liabilities on the accompanying Consolidated Balance Sheets.

The following table details the weighted average remaining lease term and discount rates for the Company’s ground and office leases:

Weighted-average remaining lease term - finance leases	22 years
Weighted-average remaining lease term - operating leases (1)	40 years
Weighted-average discount rate - finance leases	4.63%
Weighted-average discount rate - operating leases (1)	4.66%
_____________________________________
(1) Excludes two leases that have been executed but for which the Company has not yet taken control.

The following table details the future minimum payments of the Company's current leases as of December 31, 2023 (dollars in thousands):

	Operating Leases (1)	Financing Leases
2024	$14,246	$1,087
2025	14,544	1,089
2026	14,552	1,092
2027	13,884	1,094
2028	12,839	1,096
Thereafter	268,085	35,762
Total	338,150	41,220
Less discount for time value	(204,930)	(21,208)
Lease liability	$133,220	$20,012
_____________________________________
(1) Includes two leases that have been executed but for which the Company has not yet taken control.

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

•Same Store is composed of consolidated communities where a comparison of operating results from the prior year to the current year is meaningful as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year. For the year ended December 31, 2023, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2022, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale as of December 31, 2023 or probable for disposition to unrelated third parties within the fiscal year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one year anniversary of completion of development or redevelopment.

•Other Stabilized is composed of completed consolidated communities that the Company owns and that are not Same Store but that had stabilized occupancy, as defined above, as of January 1, 2023, or which were acquired during the years ended December 31, 2023 or 2022. Other Stabilized excludes communities that are conducting or are probable to conduct substantial redevelopment activities within the fiscal year.

•Development/Redevelopment is composed of (i) consolidated communities that are either currently under construction, or were under construction during the fiscal year, which may be partially or fully complete and operating, (ii) consolidated communities where substantial redevelopment is in progress or is probable to begin during the fiscal year and (iii) communities that have been complete for less than one year and did not have stabilized occupancy, as defined above, as of January 1, 2023.

In addition, the Company owns land for future development and has other corporate assets that are not allocated to an operating segment.

The Company's segment disclosures present the measure(s) used by the CODM for assessing each segment's performance. The Company's CODM is comprised of several members of its executive management team who use net operating income (“NOI”) as the primary financial measure for Same Store communities and Other Stabilized communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from unconsolidated investments, depreciation expense, income tax expense, casualty loss, gain on sale of communities, other real estate activity, and net operating income from real estate assets sold or held for sale. The CODM evaluates the Company's financial performance on a consolidated residential and commercial basis. The commercial results attributable to the non-apartment components of the Company's mixed-use communities and other nonresidential operations represent 1.8%, 2.0% and 1.7% of total NOI for the years ended December 31, 2023, 2022 and 2021, respectively. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for years ended December 31, 2023, 2022 and 2021 is as follows (dollars in thousands):

	For the year ended December 31,
	2023	2022	2021
Net income	$928,438	$1,136,438	$1,004,356
Property management and other indirect operating expenses, net of corporate income	121,704	114,200	98,665
Expensed transaction, development and other pursuit costs, net of recoveries	33,479	16,565	3,231
Interest expense, net	205,992	230,074	220,415
Loss on extinguishment of debt, net	150	1,646	17,787
General and administrative expense	76,534	74,064	69,611
Income from unconsolidated investments	(13,454)	(53,394)	(38,585)
Depreciation expense	816,965	814,978	758,596
Income tax expense	10,153	14,646	5,733
Casualty loss	9,118	—	3,119
Gain on sale of communities	(287,424)	(555,558)	(602,235)
Other real estate activity	(174)	(5,127)	(1,120)
Net operating income from real estate assets sold or held for sale	(14,733)	(46,678)	(82,698)
Net operating income	$1,886,748	$1,741,854	$1,456,875

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the year ended December 31,
	2023	2022	2021

Rental income from real estate assets sold or held for sale	$21,197	$69,782	$131,506
Operating expenses from real estate assets sold or held for sale	(6,464)	(23,104)	(48,808)
Net operating income from real estate assets sold or held for sale	$14,733	$46,678	$82,698

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table details the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at December 31, 2023 for the years ended December 31, 2023 and 2022 and at December 31, 2022, for the year ended December 31, 2021. Segment information for the years ended December 31, 2023, 2022 and 2021 has been adjusted to exclude the real estate assets that were sold from January 1, 2021 through December 31, 2023, or otherwise qualify as held for sale as of December 31, 2023, as described in Note 6, “Real Estate Disposition Activities.”

	Total revenue	NOI	Gross real estate (1)
For the year ended December 31, 2023
Same Store
New England	$366,777	$244,700	$2,925,841
Metro NY/NJ	529,684	362,599	4,417,603
Mid-Atlantic	369,027	255,741	3,439,654
Southeast Florida	76,301	50,315	801,617
Denver, CO	28,209	20,020	322,419
Pacific Northwest	171,740	121,783	1,546,038
Northern California	425,165	303,526	3,789,965
Southern California	551,743	380,262	4,816,245
Other Expansion Regions	23,988	16,166	328,082
Total Same Store (2)	2,542,634	1,755,112	22,387,464

Other Stabilized	134,804	92,808	1,799,035
Development / Redevelopment	61,552	38,828	2,408,450
Land Held for Development	N/A	N/A	199,062
Non-allocated (3)	7,722	N/A	136,451
Total	$2,746,712	$1,886,748	$26,930,462

For the year ended December 31, 2022
Same Store
New England	$341,769	$226,987	$2,893,843
Metro NY/NJ	495,107	342,511	4,401,146
Mid-Atlantic	348,096	238,970	3,396,654
Southeast Florida	69,685	44,696	798,437
Denver, CO	26,848	19,652	321,685
Pacific Northwest	165,186	117,211	1,534,208
Northern California	405,184	288,772	3,765,490
Southern California	520,483	361,809	4,762,736
Other Expansion Regions	21,934	15,098	323,573
Total Same Store (2)	2,394,292	1,655,706	22,197,772

Other Stabilized	93,305	67,462	1,515,963
Development / Redevelopment	29,734	18,686	1,574,649
Land Held for Development	N/A	N/A	179,204
Non-allocated (3)	6,333	N/A	122,886
Total	$2,523,664	$1,741,854	$25,590,474

For the year ended December 31, 2021
Same Store
New England	$295,505	$189,571	$2,771,067
Metro NY/NJ	407,621	279,078	4,025,983
Mid-Atlantic	302,652	203,502	3,068,575
Southeast Florida	31,703	19,689	395,999
Denver, CO	23,742	16,451	320,435
Pacific Northwest	126,513	85,980	1,288,975
Northern California	366,215	258,756	3,605,284
Southern California	441,765	303,336	4,264,695
Total Same Store (2)(4)	1,995,716	1,356,363	19,741,013

Other Stabilized	121,659	75,422	2,413,391
Development / Redevelopment	42,885	25,090	1,580,653
Land Held for Development	N/A	N/A	147,546
Non-allocated (3)	3,084	N/A	257,536
Total	$2,163,344	$1,456,875	$24,140,139
_________________________________
(1)     Does not include gross real estate either sold or classified as held for sale subsequent to December 31, 2022 and 2021 of $280,889 and $760,990, respectively.

(2)     Gross real estate for the Company's Same Store includes capitalized additions of approximately $188,507, $209,607 and $158,991 in 2023, 2022 and 2021, respectively.
(3)     Revenue represents third-party property management, developer fees and miscellaneous income and other ancillary items which are not allocated to a reportable segment. Gross real estate includes the for-sale residential condominiums at The Park Loggia, as discussed in Note 6, “Real Estate Disposition Activities.”
(4) Communities in Same Store Other Expansion Regions were included in Other Stabilized for the year ended December 31, 2021.

9. Stock-Based Compensation Plans

The Company's Plan includes an authorization to issue shares of the Company's common stock, par value $0.01 per share. At December 31, 2023, the Company had 5,424,356 shares remaining available to issue under the Plan, exclusive of shares that may be issued to satisfy currently outstanding awards such as stock options or performance awards. The Plan provides for equity awards to associates, officers, non-employee directors and other key personnel of the Company and its subsidiaries in the form of restricted stock, restricted stock units, stock options that qualify as incentive stock options (“ISOs”) under Section 422 of the Code, non-qualified stock options, stock appreciation rights and performance awards, among others. No grants of stock options and other awards will be made after May 15, 2027, and no grants of incentive stock options will be made after February 16, 2027.

The Company's share-based compensation framework includes annual restricted stock awards and multi-year performance awards (the “Performance Awards”). The annual restricted stock vests over a three-year period at one-third per year. For annual restricted stock awards, in lieu of restricted stock, an officer may elect to receive up to 100% of the award value, in increments of 25%, in the form of stock options, which vests consistent with the restricted stock awards. Annually, the Company grants a target number of performance awards, with the ultimate award determined by the total shareholder return of the Company's common stock and/or operating performance metrics, measured over a performance period of three years. Performance units earned at the end of the measurement period are settled in fully vested shares of common stock and a payment of a cash amount representing accrued dividends on earned performance awards. The Company granted supplemental stock options in February 2021, that have a ten-year term and cliff vested on March 1, 2023. The options were granted at an exercise price that equaled the closing stock price on the grant date with recipients having 12 months to exercise the option if terminated without cause, and will have until the expiration date to exercise the options if they retire.

For Performance Awards, after the first year of the performance period, if an employee's employment terminates on account of death, disability, retirement, or termination without cause, the employee's target grant will be pro-rated based on the employee's service time during the performance period. The final payout is based on actual performance, at which time the units will be converted into shares and a payment of a cash amount for accrued dividends based on actual performance. For other terminating events, performance awards are generally forfeited.

Information with respect to stock options granted under the Plan is as follows:

	Options	Weighted average exercise price per option
Options Outstanding, December 31, 2020	12,506	$129.35
Granted (1)	294,115	180.32
Exercised	(2,759)	124.34
Forfeited	(4,713)	180.32
Options Outstanding, December 31, 2021	299,149	$178.71
Granted (2)	9,793	236.14
Exercised	(8,670)	135.78
Forfeited	(6,459)	180.32
Options Outstanding, December 31, 2022	293,813	$181.85
Granted (2)	15,744	177.83
Exercised	(5,773)	163.56
Forfeited	—	—
Options Outstanding, December 31, 2023	303,784	$181.99
Options Exercisable:
December 31, 2021	9,747	$130.77
December 31, 2022	6,533	$165.51
December 31, 2023	279,894	$180.97
__________________________________
(1)Includes 4,847 options from recipient elections to receive a portion of earned restricted stock awards in the form of stock options.
(2)All options are from recipient elections to receive a portion of earned restricted stock awards in the form of stock options.

The Company used the Black-Scholes Option Pricing model to determine the grant date fair value of options. The assumptions used are as follows:

2023
Dividend yield	4.0%
Estimated volatility	29.2%
Risk free rate	4.09%
Expected life of options	5 years
Estimated fair value	$37.54

The following summarizes the exercise prices and contractual lives of options outstanding as of December 31, 2023:

The Plan Number of Options	Range—Exercise Price			Weighted Average Remaining Contractual Term (in years)
293,991	$177.00	-	$186.99	7.3
9,793	$236.00	-	$245.99	8.1
303,784

Options outstanding at December 31, 2023 had an intrinsic value of $2,068,000. Options exercisable had an intrinsic value of $1,909,000 and had a weighted average contractual life of 7.2 years. The intrinsic value of options exercised under the Plan during 2023, 2022 and 2021 was $113,000, $602,000 and $186,000, respectively.

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2020	241,921	$195.13
Granted (1)	138,033	191.12
Change in awards based on performance (2)	(37,469)	156.00
Converted to restricted stock	(56,545)	156.00
Forfeited	(1,418)	207.65
Outstanding at December 31, 2021	284,522	$214.73
Granted (3)	72,783	254.75
Change in awards based on performance (2)	(20,356)	200.92
Converted to shares of common stock	(54,053)	217.33
Forfeited	(3,829)	230.36
Outstanding at December 31, 2022	279,067	$225.46
Granted (4)	90,215	193.85
Change in awards based on performance (2)	(31,345)	241.49
Converted to shares of common stock	(60,016)	238.71
Forfeited	(2,719)	212.05
Outstanding at December 31, 2023	275,202	$210.52
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
(4)    The shares of common stock that may be earned is based on the total shareholder return metrics for the Company’s common stock for 49,611 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 40,604 performance awards.

The Company used a Monte Carlo model to assess the compensation cost associated with the portion of the performance awards granted for which achievement will be determined by using total shareholder return measures. The assumptions used are as follows:

	2023	2022	2021
Dividend yield	3.7%	2.7%	3.5%
Estimated volatility over the life of the plan (1)	22.9% - 26.1%	16.1% - 36.8%	22.0% - 49.0%
Risk free rate	4.35% - 4.61%	0.72% - 1.68%	0.06% - 0.38%
Estimated performance award value based on total shareholder return measure	$206.97	$271.98	$213.16
_________________________________
(1)     Estimated volatility over the life of the plan is using 50% historical volatility and 50% implied volatility.

For the portion of the performance awards granted for which achievement will be determined by using financial metrics, the compensation cost was based on an average grant date value of $177.83, $233.94 and $178.38, for the years ended December 31, 2023, 2022 and 2021, respectively, and the Company's estimate of corporate achievement for the financial metrics.

Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2020	131,724	$203.28	146,319
Granted	99,291	178.84	—
Vested	(69,840)	192.32	(71,692)
Forfeited	(4,109)	195.77	—
Outstanding at December 31, 2021	157,066	$192.90	74,627
Granted	86,475	231.93	—
Vested	(78,212)	197.51	(48,171)
Forfeited	(3,615)	218.19	(86)
Outstanding at December 31, 2022	161,714	$210.97	26,370
Granted	93,146	177.70	—
Vested	(79,450)	207.93	(26,370)
Forfeited	(2,119)	194.78	—
Outstanding at December 31, 2023	173,291	$194.68	—

Total employee stock-based compensation cost recognized in income was $27,417,000, $34,131,000 and $25,100,000 for the years ended December 31, 2023, 2022 and 2021, respectively, and total capitalized stock-based compensation cost was $10,906,000, $10,431,000 and $9,472,000 for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, there was a total unrecognized compensation cost of $28,204,000 for unvested restricted stock, stock options and performance awards, which is expected to be recognized over a weighted average period of 1.8 years. Forfeitures are included in compensation cost as they occur.

Employee Stock Purchase Plan

In October 1996, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan (as amended, the “ESPP”). Initially, 1,000,000 shares of common stock were reserved for issuance, and as of December 31, 2023, there are 569,016 shares remaining available for issuance under the ESPP. Employees of the Company generally are eligible to participate in the ESPP if, as of the last day of the applicable purchase period, they have been employed by the Company for at least one calendar month. Under the ESPP, eligible employees can acquire shares of the Company's common stock through payroll deductions, subject to maximum purchase limitations, during two purchase periods. The first purchase period begins January 1 and ends June 10, and the second purchase period begins July 1 and ends December 10. The purchase price for common stock under the plan is 85% of the lesser of the fair market value of the Company's common stock on the first or the last day of the applicable purchase period. The offering dates, purchase dates and duration of purchase periods may be changed if the change is announced prior to the beginning of the affected date or purchase period. The Company issued 23,059, 20,837 and 21,362 shares and recognized compensation expense of $911,000, $564,000 and $1,609,000 under the ESPP for the years ended December 31, 2023, 2022 and 2021, respectively. The Company accounts for transactions under the ESPP using the fair value method prescribed by accounting guidance applicable to entities that use employee share purchase plans.

10. Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities and may provide other real estate related services to third parties, for which it receives asset management, property management, construction, development and redevelopment fee revenue. From these entities, the Company earned fees of $7,722,000, $6,333,000 and $3,084,000 for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, the Company had outstanding receivables associated with its property and construction management roles of $7,946,000 and $2,855,000 as of December 31, 2023 and 2022, respectively.

Director Compensation

Directors of the Company who are also employees receive no additional compensation for their services as a director. Following each annual meeting of stockholders, non-employee directors receive (i) a number of shares of restricted stock (or deferred stock units) having a value of $175,000 and (ii) a cash payment of $100,000, payable in equal quarterly installments of

$25,000. The number of shares of restricted stock (or deferred stock units) is calculated based on the closing price on the day of the award. Non-employee directors may elect to receive all or a portion of cash payments in the form of deferred stock units. Additionally, the non-Executive Chairman receives an additional annual fee of $250,000 payable in equal quarterly installments of $62,500, the Lead Independent Director receives in the aggregate an additional annual fee of $35,000 payable in equal quarterly installments of $8,750, the non-employee director serving as the chairperson of the Audit Committee receives an additional annual fee of $30,000 per year payable in equal quarterly installments of $7,500, the non-employee director serving as the chairperson of the Compensation Committee receives an additional annual fee of $25,000 per year payable in equal quarterly installments of $6,250 and the Nominating, Governance and Corporate Responsibility and Investment and Finance Committee chairpersons receive an additional annual fee of $20,000 payable in equal quarterly installments of $5,000.

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount of $2,446,000, $2,228,000 and $1,981,000 for the years ended December 31, 2023, 2022 and 2021, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $799,000, $794,000 and $696,000 on December 31, 2023, 2022 and 2021, respectively, reported as a component of prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

11. Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

The Company uses Hedging Derivatives to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group or equivalent, and monitors the credit ratings of counterparties and the exposure of the Company to any single entity. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, which the Company concluded are not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at December 31, 2023 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps
Notional balance	$632,215	$200,000
Weighted average interest rate (1)	5.5%	N/A
Weighted average capped/swapped interest rate	6.5%	3.1%
Earliest maturity date	January 2024	February 2024
Latest maturity date	January 2027	June 2024
_________________________________
(1)     For debt hedged by interest rate caps, represents the weighted average interest rate on the hedged debt prior to any impact of the associated interest rate caps.

The following derivative activity occurred during the year ended December 31, 2023:

•In connection with the issuance of the Company's $400,000,000 unsecured notes in December 2023 maturing in 2033, the Company terminated $250,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of unsecured notes, receiving payments of $8,331,000 which will be recognized over the life of the unsecured notes as a reduction in the effective interest rate. All of the positions settled by the Company were forward interest rate swaps that the Company had entered into during 2023. The Company has deferred these gains in accumulated other comprehensive income on the accompanying Consolidated Balance Sheets, and is recognizing the impact as a component of interest expense, net, over the term of the respective hedged debt.

•In addition, the Company entered into $200,000,000 of forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of the Company's anticipated future debt issuance activity in 2024. The

Company expects to cash settle the swaps and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

The Company had certain derivatives not designated as hedges during the years ended December 31, 2023, 2022 and 2021, for which fair value changes during each of the respective years were not material.

Cash flow hedge losses reclassified from accumulated other comprehensive income into earnings were $1,360,000, $3,883,000 and $13,151,000 for the year ended December 31, 2023, 2022 and 2021, respectively.

The Company anticipates reclassifying approximately $582,000 of net hedging losses from accumulated other comprehensive income into earnings within the next 12 months as an offset to the hedged item during this period.

Redeemable Noncontrolling Interests

During the year ended December 31, 2023, 7,500 DownREIT units were redeemed for cash by the Company in conjunction with the sale of Avalon at Newton Highlands. Under the DownREIT agreement, for each limited partnership unit, the limited partner was entitled to receive cash in the amount equal to the fair value of the Company's common stock on or about the date of redemption. The limited partnership units in the DownREIT were valued using the market price of the Company's common stock, a Level 1 price under the fair value hierarchy.

Equity Securities

The Company has direct equity investments in property technology and environmentally focused companies. These investments are accounted for using the measurement alternative and are valued at the market price of observable transactions.

Financial Instruments Not Carried at Fair Value

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalent and restricted cash balances are held with various financial institutions within accounts designed to preserve principal. The Company monitors credit ratings of these financial institutions and the concentration of cash, cash equivalent and restricted cash balances with any one financial institution and believes the likelihood of realizing material losses related to cash, cash equivalent and restricted cash balances is remote. Cash, cash equivalent and restricted cash are carried at their face amounts, which reasonably approximate their fair values and are Level 1 within the fair value hierarchy.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2023
Assets
Investments
Notes Receivable, net	$118,127	$—	$118,127	$—
Non Designated Hedges
Interest Rate Caps	85	—	85	—
Interest Rate Swaps - Assets	5,163	—	5,163	—
Total Assets	$123,375	$—	$123,375	$—

Liabilities
Interest Rate Swaps - Liabilities	$162	$—	$162	$—
Indebtedness
Fixed rate unsecured notes	6,716,631	6,716,631	—	—
Mortgage notes payable and Commercial Paper Program	644,313	—	644,313	—
Total Liabilities	$7,361,106	$6,716,631	$644,475	$—

	December 31, 2022
Assets
Investments
Notes Receivable, net	$28,860	$—	$28,860	$—
Non Designated Hedges
Interest Rate Caps	455	—	455	—
Total Assets	$29,315	$—	$29,315	$—

Liabilities
DownREIT units	$1,211	$1,211	$—	$—
Indebtedness
Fixed rate unsecured notes	6,653,681	6,653,681	—	—
Mortgage notes payable, Commercial Paper Program and variable rate unsecured note	768,984	—	768,984	—
Total Liabilities	$7,423,876	$6,654,892	$768,984	$—

12. Subsequent Events

The Company has evaluated subsequent events, through the date on which this Form 10-K was filed, the date on which these financial statements were issued, and did not identify any items for disclosure.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(Dollars in thousands)

			2023								2022	2023
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
SAME STORE
NEW ENGLAND
Avalon at Lexington	Lexington, MA	198	$2,124	$12,561	$16,103	$2,124	$28,664	$30,788	$21,263	$9,525	$8,586	$—	1994
eaves Wilmington	Wilmington, MA	204	2,129	17,563	10,350	2,129	27,913	30,042	20,505	9,537	9,960	—	1999
eaves Quincy	Quincy, MA	245	1,743	14,662	16,934	1,743	31,596	33,339	22,326	11,013	11,327	—	1986/1995
eaves Wilmington West	Wilmington, MA	120	3,318	13,465	5,145	3,318	18,610	21,928	12,654	9,274	9,360	—	2002
Avalon at The Pinehills	Plymouth, MA	192	6,876	30,313	9,652	6,876	39,965	46,841	21,752	25,089	25,832	—	2004
eaves Peabody	Peabody, MA	286	4,645	18,919	17,202	4,645	36,121	40,766	22,253	18,513	19,726	—	1962/2004
Avalon at Bedford Center	Bedford, MA	139	4,258	20,551	6,060	4,258	26,611	30,869	17,272	13,597	14,919	—	2006
Avalon at Chestnut Hill	Chestnut Hill, MA	204	14,572	45,868	15,868	14,572	61,736	76,308	33,909	42,399	43,505	—	2007
Avalon at Lexington Hills	Lexington, MA	387	8,691	78,502	18,246	8,691	96,748	105,439	56,017	49,422	53,457	—	2008
Avalon Acton	Acton, MA	380	13,124	48,630	13,026	13,124	61,656	74,780	32,568	42,212	44,469	45,000	2008
Avalon at the Hingham Shipyard	Hingham, MA	235	12,218	41,516	14,550	12,218	56,066	68,284	31,342	36,942	39,025	—	2009
Avalon Acton II	Acton, MA	86	1,723	29,375	—	1,723	29,375	31,098	3,506	27,592	28,638	—	2021
Avalon Northborough	Northborough, MA	382	8,144	52,178	9,474	8,144	61,652	69,796	29,937	39,859	41,103	—	2009
Avalon Exeter (1)	Boston, MA	187	—	109,978	3,501	—	113,479	113,479	37,241	76,238	78,840	—	2014
Avalon Natick	Natick, MA	407	15,645	64,845	4,822	15,645	69,667	85,312	25,323	59,989	61,683	—	2013
Avalon at Assembly Row (2)	Somerville, MA	195	8,599	52,454	8,815	8,599	61,269	69,868	21,508	48,360	48,141	—	2015
AVA Somerville (2)	Somerville, MA	250	10,944	56,457	7,899	10,944	64,356	75,300	22,806	52,494	53,785	—	2015
AVA Back Bay	Boston, MA	271	9,034	36,536	53,129	9,034	89,665	98,699	53,387	45,312	48,193	—	1968/1998
Avalon Prudential Center II	Boston, MA	266	8,776	35,479	65,718	8,776	101,197	109,973	54,744	55,229	58,882	—	1968/1998
Avalon Prudential Center I	Boston, MA	243	8,002	32,349	57,378	8,002	89,727	97,729	47,794	49,935	53,395	—	1968/1998
eaves Burlington	Burlington, MA	203	7,714	32,499	10,087	7,714	42,586	50,300	16,673	33,627	35,005	—	1988/2012
AVA Theater District	Boston, MA	398	17,072	163,622	978	17,072	164,600	181,672	47,828	133,844	139,145	—	2015
Avalon Burlington	Burlington, MA	312	15,600	60,649	20,068	15,600	80,717	96,317	30,573	65,744	67,529	—	1989/2013
Avalon Marlborough	Marlborough, MA	350	15,367	60,338	3,153	15,367	63,491	78,858	19,027	59,831	60,938	—	2015
Avalon North Station	Boston, MA	503	22,796	247,270	966	22,796	248,236	271,032	58,323	212,709	221,269	—	2017
Avalon Framingham	Framingham, MA	180	9,315	34,604	620	9,315	35,224	44,539	10,319	34,220	35,348	—	2015
Avalon Quincy	Quincy, MA	395	14,694	79,655	1,287	14,694	80,942	95,636	20,519	75,117	77,107	—	2017
Avalon Easton	Easton, MA	290	3,170	60,785	1,674	3,170	62,459	65,629	14,815	50,814	51,690	—	2017
Avalon at the Hingham Shipyard II	Hingham, MA	190	8,998	55,366	971	8,998	56,337	65,335	11,244	54,091	55,416	—	2019
Avalon Sudbury	Sudbury, MA	250	20,278	66,509	1,033	20,278	67,542	87,820	14,066	73,754	75,492	—	2019

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(Dollars in thousands)

			2023								2022	2023
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
Avalon Saugus	Saugus, MA	280	$17,809	$72,196	$1,519	$17,809	$73,715	$91,524	$13,075	$78,449	$81,490	$—	2019
Avalon Norwood	Norwood, MA	198	9,478	51,215	830	9,478	52,045	61,523	8,580	52,943	55,163	—	2020
Avalon Marlborough II	Marlborough, MA	123	5,523	36,367	63	5,523	36,430	41,953	4,610	37,343	38,727	—	2020
Avalon Easton II	Easton, MA	44	570	14,090	—	570	14,090	14,660	1,154	13,506	13,974	—	2021
AVA North Point	Cambridge, MA	265	31,263	81,196	2,918	31,263	84,114	115,377	16,019	99,358	102,594	—	2018/2019
Avalon Bear Hill	Waltham, MA	324	27,350	93,977	31,975	27,350	125,952	153,302	51,236	102,066	105,728	—	1999/2013
Avalon Wilton on River Rd	Wilton, CT	102	2,116	14,664	8,311	2,116	22,975	25,091	17,406	7,685	7,957	—	1997
Avalon New Canaan	New Canaan, CT	104	4,834	22,990	7,025	4,834	30,015	34,849	20,407	14,442	15,576	—	2002
Avalon Darien	Darien, CT	189	6,926	34,558	9,816	6,926	44,374	51,300	28,383	22,917	24,498	—	2004
TOTAL NEW ENGLAND		9,577	$385,438	$2,094,751	$457,166	$385,438	$2,551,917	$2,937,355	$992,364	$1,944,991	$2,017,472	$45,000

METRO NY/NJ
New York City, NY
Avalon Riverview (3)	Long Island City, NY	372	$—	$94,061	$16,257	$—	$110,318	$110,318	$79,750	$30,568	$32,981	$—	2002
Avalon Riverview North (3)	Long Island City, NY	602	—	165,932	19,104	—	185,036	185,036	98,183	86,853	91,224	—	2008
AVA Fort Greene	Brooklyn, NY	631	83,038	216,802	11,298	83,038	228,100	311,138	106,100	205,038	212,356	—	2010
AVA DoBro	Brooklyn, NY	500	76,127	206,762	1,177	76,127	207,939	284,066	56,879	227,187	233,948	—	2017
Avalon Willoughby Square	Brooklyn, NY	326	49,635	134,840	1,056	49,635	135,896	185,531	35,122	150,409	155,056	—	2017
Avalon Brooklyn Bay	Brooklyn, NY	180	9,690	84,361	651	9,690	85,012	94,702	19,809	74,893	77,480	—	2018
Avalon Midtown West	New York, NY	550	154,730	180,253	53,204	154,730	233,457	388,187	86,980	301,207	306,317	76,600	1998/2013
Avalon Clinton North	New York, NY	339	84,069	105,821	16,843	84,069	122,664	206,733	48,156	158,577	161,998	126,400	2008/2013
Avalon Clinton South	New York, NY	288	71,421	89,851	10,527	71,421	100,378	171,799	40,507	131,292	133,537	104,500	2007/2013
Total New York City, NY		3,788	$528,710	$1,278,683	$130,117	$528,710	$1,408,800	$1,937,510	$571,486	$1,366,024	$1,404,897	$307,500

New York - Suburban
Avalon Commons	Smithtown, NY	312	$4,679	$27,811	$14,400	$4,679	$42,211	$46,890	$32,309	$14,581	$16,263	$—	1997
Avalon Melville	Melville, NY	494	9,228	50,059	25,486	9,228	75,545	84,773	54,955	29,818	31,352	—	1997
Avalon White Plains	White Plains, NY	407	15,391	137,312	3,294	15,391	140,606	155,997	70,419	85,578	90,111	—	2009
Avalon Rockville Centre I	Rockville Centre, NY	349	32,212	78,806	7,508	32,212	86,314	118,526	38,463	80,063	83,041	—	2012
Avalon Garden City	Garden City, NY	204	18,205	49,301	2,054	18,205	51,355	69,560	20,281	49,279	50,691	—	2013
Avalon Huntington Station	Huntington Station, NY	303	21,899	58,429	2,514	21,899	60,943	82,842	19,870	62,972	64,277	—	2014
Avalon Great Neck	Great Neck, NY	191	14,777	65,412	496	14,777	65,908	80,685	16,352	64,333	66,230	—	2017
Avalon Rockville Centre II	Rockville Centre, NY	165	7,534	50,981	635	7,534	51,616	59,150	12,392	46,758	47,759	—	2017
Avalon Somers	Somers, NY	152	5,608	40,591	24	5,608	40,615	46,223	9,644	36,579	37,893	—	2018
Avalon Yonkers	Yonkers, NY	590	28,267	172,681	57	28,267	172,738	201,005	22,948	178,057	198,438	—	2021
Avalon Westbury	Westbury, NY	396	69,620	43,736	19,688	69,620	63,424	133,044	31,659	101,385	100,559	—	2006/2013
Total New York - Suburban		3,563	$227,420	$775,119	$76,156	$227,420	$851,275	$1,078,695	$329,292	$749,403	$786,614	$—

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(Dollars in thousands)

			2023								2022	2023
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
New Jersey
Avalon Cove	Jersey City, NJ	504	$8,760	$82,422	$33,937	$8,760	$116,359	$125,119	$91,946	$33,173	$37,018	$—	1997
eaves West Windsor (2)	West Windsor, NJ	512	5,585	21,752	35,761	5,585	57,513	63,098	38,599	24,499	25,852	—	1988/1993
Avalon at Edgewater I	Edgewater, NJ	168	5,982	24,389	11,248	5,982	35,637	41,619	24,235	17,384	18,548	—	2002
Avalon at Florham Park	Florham Park, NJ	270	6,647	34,906	17,845	6,647	52,751	59,398	36,218	23,180	24,941	—	2001
Avalon North Bergen	North Bergen, NJ	164	8,984	30,994	1,493	8,984	32,487	41,471	13,173	28,298	29,364	—	2012
Avalon at Wesmont Station I	Wood-Ridge, NJ	266	14,682	41,610	4,354	14,682	45,964	60,646	18,513	42,133	43,071	—	2012
Avalon Hackensack at Riverside	Hackensack, NJ	226	9,939	44,619	2,329	9,939	46,948	56,887	17,376	39,511	41,169	—	2013
Avalon at Wesmont Station II	Wood-Ridge, NJ	140	6,502	16,851	856	6,502	17,707	24,209	6,685	17,524	18,010	—	2013
Avalon Bloomingdale	Bloomingdale, NJ	174	3,006	27,801	1,116	3,006	28,917	31,923	10,191	21,732	22,524	—	2014
Avalon Wharton	Wharton, NJ	247	2,273	48,609	1,700	2,273	50,309	52,582	15,948	36,634	38,379	—	2015
Avalon Bloomfield Station (1)	Bloomfield, NJ	224	10,701	36,430	2,195	10,701	38,625	49,326	11,365	37,961	38,182	—	2015
Avalon Roseland	Roseland, NJ	136	11,288	34,868	892	11,288	35,760	47,048	10,767	36,281	37,228	—	2015
Avalon Princeton	Princeton, NJ	280	26,461	68,003	1,639	26,461	69,642	96,103	18,272	77,831	79,743	—	2017
Avalon Union	Union, NJ	202	11,695	36,315	1,392	11,695	37,707	49,402	10,483	38,919	39,551	—	2016
Avalon Hoboken	Hoboken, NJ	217	37,237	90,278	7,624	37,237	97,902	135,139	32,649	102,490	105,557	—	2008/2016
Avalon Maplewood	Maplewood, NJ	235	15,179	49,425	2,630	15,179	52,055	67,234	13,085	54,149	55,666	—	2018
Avalon Boonton	Boonton, NJ	350	3,595	89,407	1,379	3,595	90,786	94,381	16,042	78,339	81,519	—	2019
Avalon Teaneck	Teaneck, NJ	248	12,588	60,257	89	12,588	60,346	72,934	10,161	62,773	65,193	—	2020
Avalon Piscataway	Piscataway, NJ	360	14,329	75,897	628	14,329	76,525	90,854	15,443	75,411	78,417	—	2019
Avalon Old Bridge	Old Bridge, NJ	252	6,895	64,907	647	6,895	65,554	72,449	7,955	64,494	67,152	—	2021
Avalon at Edgewater II	Edgewater, NJ	240	8,605	60,809	162	8,605	60,971	69,576	13,723	55,853	58,059	—	2018
Total New Jersey		5,415	$230,933	$1,040,549	$129,916	$230,933	$1,170,465	$1,401,398	$432,829	$968,569	$1,005,143	$—

TOTAL METRO NY/NJ		12,766	$987,063	$3,094,351	$336,189	$987,063	$3,430,540	$4,417,603	$1,333,607	$3,083,996	$3,196,654	$307,500

MID-ATLANTIC
Washington Metro/Baltimore, MD
Avalon at Foxhall (2)	Washington, D.C.	308	$6,848	$27,614	$26,947	$6,848	$54,561	$61,409	$43,286	$18,123	$15,542	$—	1982/1994
Avalon at Gallery Place	Washington, D.C.	203	8,800	39,658	6,850	8,800	46,508	55,308	31,375	23,933	24,523	—	2003
AVA H Street	Washington, D.C.	138	7,425	25,282	759	7,425	26,041	33,466	10,132	23,334	23,824	—	2013
Avalon The Albemarle	Washington, D.C.	234	25,140	52,459	11,231	25,140	63,690	88,830	27,955	60,875	62,715	—	1966/2013
eaves Tunlaw Gardens	Washington, D.C.	166	16,430	22,902	2,964	16,430	25,866	42,296	11,065	31,231	32,043	—	1944/2013
The Statesman	Washington, D.C.	281	38,140	35,352	7,359	38,140	42,711	80,851	18,980	61,871	62,825	—	1961/2013
eaves Glover Park	Washington, D.C.	120	9,580	26,532	2,912	9,580	29,444	39,024	12,826	26,198	27,160	—	1953/2013
AVA Van Ness (2)	Washington, D.C.	269	22,890	58,691	25,666	22,890	84,357	107,247	30,746	76,501	78,188	—	1978/2013
Avalon First and M	Washington, D.C.	469	43,700	153,950	6,092	43,700	160,042	203,742	61,290	142,452	147,209	—	2012/2013

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(Dollars in thousands)

			2023								2022	2023
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
AVA NoMa	Washington, D.C.	438	$25,246	$114,933	$1,743	$25,246	$116,676	$141,922	$30,359	$111,563	$114,529	$—	2018
eaves Washingtonian Center	North Potomac, MD	288	4,047	18,553	8,215	4,047	26,768	30,815	21,923	8,892	9,067	—	1996
eaves Columbia Town Center	Columbia, MD	392	8,802	35,536	16,343	8,802	51,879	60,681	31,903	28,778	29,195	—	1986/1993
Avalon at Grosvenor Station	Bethesda, MD	497	29,159	52,993	9,860	29,159	62,853	92,012	41,697	50,315	51,889	—	2004
Avalon at Traville	Rockville, MD	520	14,365	55,398	10,537	14,365	65,935	80,300	44,203	36,097	37,487	—	2004
AVA Wheaton	Wheaton, MD	319	6,494	69,027	260	6,494	69,287	75,781	16,799	58,982	61,221	—	2018
Kanso Twinbrook	Rockville, MD	238	9,151	56,959	40	9,151	56,999	66,150	6,327	59,823	61,961	—	2021
Avalon Hunt Valley	Hunt Valley, MD	332	10,872	62,992	375	10,872	63,367	74,239	16,338	57,901	59,931	—	2017
Avalon Laurel	Laurel, MD	344	10,130	61,685	846	10,130	62,531	72,661	16,461	56,200	57,779	—	2017
Avalon Towson	Towson, MD	371	12,906	98,307	—	12,906	98,307	111,213	13,522	97,691	101,657	—	2020
Avalon Fairway Hills - Meadows	Columbia, MD	192	2,323	9,297	8,188	2,323	17,485	19,808	12,333	7,475	5,417	—	1987/1996
Avalon Fairway Hills - Woods	Columbia, MD	336	3,958	15,839	16,459	3,958	32,298	36,256	21,534	14,722	14,319	—	1987/1996
Avalon Arundel Crossing II	Linthicum Heights, MD	310	12,208	69,888	3,430	12,208	73,318	85,526	18,674	66,852	69,269	—	2018/2018
Kanso Silver Spring	Silver Spring, MD	151	3,471	41,393	2,297	3,471	43,690	47,161	8,238	38,923	39,652	—	2009/2019
Avalon Arundel Crossing	Linthicum Heights, MD	384	9,933	108,911	2,876	9,933	111,787	121,720	15,854	105,866	110,693	—	2020/2021
Avalon Russett	Laurel, MD	238	10,200	47,524	7,073	10,200	54,597	64,797	23,028	41,769	42,887	32,200	1999/2013
eaves Fair Lakes	Fairfax, VA	420	6,096	24,400	15,934	6,096	40,334	46,430	31,119	15,311	16,504	—	1989/1996
eaves Fairfax City	Fairfax, VA	141	2,152	8,907	5,885	2,152	14,792	16,944	11,084	5,860	6,278	—	1988/1997
Avalon Tysons Corner (2)	Tysons Corner, VA	558	13,851	43,397	18,581	13,851	61,978	75,829	46,096	29,733	30,382	—	1996
Avalon at Arlington Square	Arlington, VA	842	22,041	90,296	38,686	22,041	128,982	151,023	80,299	70,724	71,717	—	2001
eaves Fairfax Towers	Falls Church, VA	415	17,889	74,727	16,757	17,889	91,484	109,373	39,370	70,003	73,482	—	1978/2011
Avalon Mosaic	Fairfax, VA	531	33,490	75,801	2,652	33,490	78,453	111,943	26,670	85,273	85,707	—	2014
Avalon Potomac Yard	Alexandria, VA	323	24,225	81,982	4,294	24,225	86,276	110,501	28,224	82,277	84,838	—	2014/2016
Avalon Clarendon	Arlington, VA	300	22,573	95,355	10,816	22,573	106,171	128,744	34,207	94,537	98,098	—	2002/2016
Avalon Dunn Loring	Vienna, VA	440	29,377	115,465	7,358	29,377	122,823	152,200	35,634	116,566	120,242	—	2012/2017
eaves Tysons Corner	Vienna, VA	217	16,030	45,420	4,547	16,030	49,967	65,997	22,594	43,403	44,851	—	1980/2013
Avalon Courthouse Place	Arlington, VA	564	56,550	178,032	19,825	56,550	197,857	254,407	78,761	175,646	180,786	—	1999/2013
Avalon Arlington North (2)	Arlington, VA	228	21,600	59,076	10,018	21,600	69,094	90,694	23,957	66,737	65,465	—	2014
Avalon Reston Landing	Reston, VA	400	26,710	83,084	16,036	26,710	99,120	125,830	44,233	81,597	84,726	—	2000/2013
Avalon Falls Church	Falls Church, VA	384	39,544	66,160	820	39,544	66,980	106,524	20,315	86,209	87,780	—	2016
TOTAL MID-ATLANTIC		13,301	$684,346	$2,403,777	$351,531	$684,346	$2,755,308	$3,439,654	$1,109,411	$2,330,243	$2,391,838	$32,200

DENVER, CO
Avalon Denver West	Lakewood, CO	252	$8,047	$67,861	$3,367	$8,047	$71,228	$79,275	$19,434	$59,841	$61,852	$—	2016/2017
Avalon Meadows at Castle Rock	Castle Rock, CO	240	8,527	64,565	1,548	8,527	66,113	74,640	16,269	58,371	61,241	—	2018/2018
Avalon Red Rocks	Littleton, CO	256	4,461	70,103	1,745	4,461	71,848	76,309	17,954	58,355	61,311	—	2018/2018

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(Dollars in thousands)

			2023								2022	2023
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
Avalon Southlands	Aurora, CO	338	$5,101	$85,184	$1,910	$5,101	$87,094	$92,195	$20,839	$71,356	$75,302	$—	2018/2019
TOTAL DENVER, CO		1,086	$26,136	$287,713	$8,570	$26,136	$296,283	$322,419	$74,496	$247,923	$259,706	$—

SOUTHEAST FLORIDA
Avalon 850 Boca	Boca Raton, FL	370	$21,430	$114,626	$5,499	$21,430	$120,125	$141,555	$31,301	$110,254	$113,769	$—	2017/2017
Avalon Doral	Doral, FL	350	23,392	92,949	—	23,392	92,949	116,341	10,744	105,597	108,861	—	2020
Avalon West Palm Beach	West Palm Beach, FL	290	9,597	91,411	5,703	9,597	97,114	106,711	22,694	84,017	87,164	—	2018/2018
Avalon Bonterra	Hialeah, FL	314	16,655	71,180	3,608	16,655	74,788	91,443	17,723	73,720	76,764	—	2018/2019
Avalon Toscana	Margate, FL	240	9,213	49,936	2,457	9,213	52,393	61,606	10,587	51,019	52,600	—	2016/2019
Avalon Fort Lauderdale	Fort Lauderdale, FL	243	20,029	122,394	6,895	20,029	129,289	149,318	13,760	135,558	140,432	—	2020/2021
Avalon Miramar	Miramar, FL	380	17,959	110,895	5,789	17,959	116,684	134,643	15,283	119,360	123,611	—	2018/2021
TOTAL SOUTHEAST FLORIDA		2,187	$118,275	$653,391	$29,951	$118,275	$683,342	$801,617	$122,092	$679,525	$703,201	$—

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek	Redmond, WA	264	$6,786	$27,641	$9,169	$6,786	$36,810	$43,596	$29,552	$14,044	$14,558	$—	1998/1998
Avalon Bellevue	Bellevue, WA	201	6,664	24,119	7,705	6,664	31,824	38,488	22,409	16,079	16,052	—	2001
eaves RockMeadow	Bothell, WA	206	4,777	19,765	6,227	4,777	25,992	30,769	19,364	11,405	10,508	—	2000/2000
Avalon ParcSquare	Redmond, WA	124	3,789	15,139	4,654	3,789	19,793	23,582	15,326	8,256	8,973	—	2000/2000
AVA Belltown	Seattle, WA	100	5,644	12,733	2,570	5,644	15,303	20,947	11,216	9,731	10,189	—	2001
Avalon Meydenbauer	Bellevue, WA	368	12,697	77,450	7,778	12,697	85,228	97,925	45,089	52,836	54,763	—	2008
Avalon Towers Bellevue (3)	Bellevue, WA	397	—	123,029	7,100	—	130,129	130,129	58,466	71,663	74,217	—	2011
AVA Queen Anne	Seattle, WA	203	12,081	41,618	1,922	12,081	43,540	55,621	18,196	37,425	38,701	—	2012
AVA Ballard	Seattle, WA	265	16,460	46,926	2,527	16,460	49,453	65,913	18,907	47,006	48,245	—	2013
Avalon Alderwood I	Lynnwood, WA	367	12,294	55,627	977	12,294	56,604	68,898	18,398	50,500	51,868	—	2015
AVA Capitol Hill	Seattle, WA	249	20,613	59,986	1,417	20,613	61,403	82,016	18,187	63,829	65,807	—	2016
Avalon Esterra Park	Redmond, WA	482	23,178	112,986	1,603	23,178	114,589	137,767	30,391	107,376	111,314	—	2017
Avalon Alderwood II	Redmond, WA	124	5,072	21,418	132	5,072	21,550	26,622	5,631	20,991	21,612	—	2016
Avalon Newcastle Commons I	Newcastle, WA	378	9,649	111,600	1,377	9,649	112,977	122,626	26,105	96,521	100,143	—	2017
Avalon Belltown Towers	Seattle, WA	274	24,638	121,064	1,359	24,638	122,423	147,061	21,564	125,497	130,407	—	2019
AVA Esterra Park	Redmond, WA	323	16,405	74,568	13	16,405	74,581	90,986	14,291	76,695	79,748	—	2019
Avalon Newcastle Commons II	Newcastle, WA	293	6,982	99,824	151	6,982	99,975	106,957	10,540	96,417	100,273	—	2021
Avalon North Creek	Bothell, WA	316	13,498	69,015	—	13,498	69,015	82,513	11,989	70,524	73,315	—	2020
eaves Redmond Campus	Redmond, WA	374	15,665	80,985	33,073	15,665	114,058	129,723	46,910	82,813	86,856	—	1991/2013
Archstone Redmond Lakeview	Redmond, WA	166	10,250	26,842	6,807	10,250	33,649	43,899	15,980	27,919	28,921	—	1987/2013
TOTAL PACIFIC NORTHWEST		5,474	$227,142	$1,222,335	$96,561	$227,142	$1,318,896	$1,546,038	$458,511	$1,087,527	$1,126,470	$—

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(Dollars in thousands)

			2023								2022	2023
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
NORTHERN CALIFORNIA
San Jose, CA
Avalon Campbell	Campbell, CA	348	$11,830	$47,828	$15,636	$11,830	$63,464	$75,294	$48,448	$26,846	$28,834	$—	1995
eaves San Jose	San Jose, CA	442	12,920	53,047	20,565	12,920	73,612	86,532	50,866	35,666	38,016	—	1985/1996
Avalon on the Alameda	San Jose, CA	307	6,119	50,217	14,862	6,119	65,079	71,198	48,958	22,240	24,383	—	1999
Avalon Silicon Valley	Sunnyvale, CA	712	20,713	99,573	39,340	20,713	138,913	159,626	100,513	59,113	62,187	—	1998
Avalon Mountain View	Mountain View, CA	248	9,755	39,387	13,323	9,755	52,710	62,465	41,707	20,758	22,553	—	1986
eaves Creekside	Mountain View, CA	300	6,546	26,263	23,236	6,546	49,499	56,045	35,902	20,143	21,595	—	1962/1997
Avalon at Cahill Park	San Jose, CA	218	4,765	47,600	5,035	4,765	52,635	57,400	37,552	19,848	21,594	—	2002
Avalon Towers on the Peninsula	Mountain View, CA	211	9,560	56,136	15,744	9,560	71,880	81,440	46,823	34,617	36,518	—	2002
Avalon Morrison Park	San Jose, CA	250	13,837	64,521	1,763	13,837	66,284	80,121	22,822	57,299	59,228	—	2014
Avalon Willow Glen	San Jose, CA	412	46,060	81,957	8,667	46,060	90,624	136,684	41,133	95,551	98,445	—	2002/2013
eaves West Valley	San Jose, CA	873	90,890	132,040	17,080	90,890	149,120	240,010	65,540	174,470	179,233	—	1970/2013
eaves Mountain View at Middlefield	Mountain View, CA	402	64,070	69,018	18,536	64,070	87,554	151,624	41,619	110,005	113,785	—	1969/2013
Total San Jose, CA		4,723	$297,065	$767,587	$193,787	$297,065	$961,374	$1,258,439	$581,883	$676,556	$706,371	$—

Oakland - East Bay, CA
Avalon Fremont (2)	Fremont, CA	308	$10,746	$43,399	$31,654	$10,746	$75,053	$85,799	$46,363	$39,436	$40,798	$—	1992/1994
eaves Dublin (2)	Dublin, CA	204	5,276	19,642	13,991	5,276	33,633	38,909	24,315	14,594	14,722	—	1989/1997
eaves Pleasanton (2)	Pleasanton, CA	456	11,610	46,552	48,872	11,610	95,424	107,034	54,990	52,044	52,344	—	1988/1994
eaves Union City	Union City, CA	208	4,249	16,820	5,299	4,249	22,119	26,368	18,465	7,903	8,337	—	1973/1996
eaves Fremont	Fremont, CA	237	6,581	26,583	13,046	6,581	39,629	46,210	30,582	15,628	16,761	—	1985/1994
Avalon Union City	Union City, CA	439	14,732	104,024	6,787	14,732	110,811	125,543	53,676	71,867	75,293	—	2009
Avalon Walnut Creek (3)	Walnut Creek, CA	422	—	148,846	7,250	—	156,096	156,096	71,711	84,385	89,055	4,501	2010
Avalon Dublin Station	Dublin, CA	253	7,772	72,142	1,543	7,772	73,685	81,457	25,232	56,225	58,455	—	2014
Avalon Dublin Station II	Dublin, CA	252	7,762	76,587	631	7,762	77,218	84,980	21,099	63,881	66,244	—	2016
Avalon Public Market (1)	Emeryville, CA	289	27,394	145,592	260	27,394	145,852	173,246	22,366	150,880	155,467	—	2020
Avalon Walnut Creek II (3)	Walnut Creek, CA	200	—	112,759	315	—	113,074	113,074	14,289	98,785	103,064	—	2020
eaves Walnut Creek	Walnut Creek, CA	510	30,320	82,375	18,289	30,320	100,664	130,984	41,605	89,379	92,829	—	1987/2013
Avalon Walnut Ridge I	Walnut Creek, CA	106	9,860	19,850	5,999	9,860	25,849	35,709	10,517	25,192	26,048	—	2000/2013
Avalon Walnut Ridge II	Walnut Creek, CA	360	27,190	57,041	14,257	27,190	71,298	98,488	30,247	68,241	70,626	—	1989/2013
Avalon Berkeley	Berkeley, CA	94	4,500	28,689	145	4,500	28,834	33,334	9,409	23,925	24,850	—	2014
Total Oakland - East Bay, CA		4,338	$167,992	$1,000,901	$168,338	$167,992	$1,169,239	$1,337,231	$474,866	$862,365	$894,893	$4,501

San Francisco, CA
AVA Nob Hill	San Francisco, CA	185	$5,403	$21,567	$11,273	$5,403	$32,840	$38,243	$24,511	$13,732	$14,850	$—	1990/1995
eaves Foster City	Foster City, CA	288	7,852	31,445	15,824	7,852	47,269	55,121	35,545	19,576	19,642	—	1973/1994

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(Dollars in thousands)

			2023								2022	2023
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
eaves Pacifica	Pacifica, CA	220	$6,125	$24,792	$5,573	$6,125	$30,365	$36,490	$25,442	$11,048	$11,745	$—	1971/1995
Avalon Sunset Towers	San Francisco, CA	243	3,561	21,313	17,599	3,561	38,912	42,473	28,331	14,142	15,240	—	1961/1996
Avalon at Mission Bay I	San Francisco, CA	250	14,029	78,452	10,330	14,029	88,782	102,811	63,094	39,717	42,935	—	2003
Avalon at Mission Bay III	San Francisco, CA	260	28,687	119,156	1,675	28,687	120,831	149,518	59,154	90,364	94,137	—	2009
Avalon Ocean Avenue	San Francisco, CA	173	5,544	50,906	3,259	5,544	54,165	59,709	21,932	37,777	39,333	—	2012
AVA 55 Ninth	San Francisco, CA	273	20,267	97,321	1,710	20,267	99,031	119,298	33,915	85,383	88,357	—	2014
Avalon Hayes Valley	San Francisco, CA	182	12,595	81,228	1,259	12,595	82,487	95,082	25,213	69,869	72,131	—	2015
Avalon Dogpatch	San Francisco, CA	326	23,523	180,698	421	23,523	181,119	204,642	40,228	164,414	170,374	—	2018
Avalon San Bruno I	San Bruno, CA	300	40,780	68,684	8,945	40,780	77,629	118,409	34,287	84,122	86,649	57,650	2004/2013
Avalon San Bruno II	San Bruno, CA	185	23,787	44,934	3,840	23,787	48,774	72,561	19,334	53,227	54,746	—	2007/2013
Avalon San Bruno III	San Bruno, CA	187	33,303	62,910	3,725	33,303	66,635	99,938	26,514	73,424	75,442	51,000	2010/2013
Total San Francisco, CA		3,072	$225,456	$883,406	$85,433	$225,456	$968,839	$1,194,295	$437,500	$756,795	$785,581	$108,650

TOTAL NORTHERN CALIFORNIA		12,133	$690,513	$2,651,894	$447,558	$690,513	$3,099,452	$3,789,965	$1,494,249	$2,295,716	$2,386,845	$113,151

SOUTHERN CALIFORNIA
Los Angeles, CA
AVA Burbank	Burbank, CA	750	$22,483	$28,093	$54,756	$22,483	$82,849	$105,332	$58,108	$47,224	$49,720	$—	1961/1997
Avalon Woodland Hills (2)	Woodland Hills, CA	663	23,828	40,342	86,225	23,828	126,567	150,395	67,704	82,691	81,679	—	1989/1997
eaves Warner Center	Woodland Hills, CA	228	7,045	12,980	14,216	7,045	27,196	34,241	22,014	12,227	12,597	—	1979/1998
Avalon Glendale (3)	Glendale, CA	223	—	42,564	3,993	—	46,557	46,557	31,921	14,636	15,619	—	2003
Avalon Burbank	Burbank, CA	401	14,053	56,820	28,892	14,053	85,712	99,765	55,436	44,329	46,283	—	1988/2002
Avalon Camarillo	Camarillo, CA	249	8,446	40,269	4,428	8,446	44,697	53,143	26,671	26,472	27,509	—	2006
Avalon Wilshire	Los Angeles, CA	123	5,459	41,182	7,326	5,459	48,508	53,967	27,843	26,124	27,803	—	2007
Avalon Encino	Encino, CA	132	12,789	49,073	3,804	12,789	52,877	65,666	26,824	38,842	39,700	—	2008
Avalon Warner Place	Canoga Park, CA	210	7,920	44,837	3,794	7,920	48,631	56,551	25,319	31,232	32,291	—	2008
AVA Little Tokyo	Los Angeles, CA	280	14,734	93,977	2,394	14,734	96,371	111,105	31,206	79,899	82,725	—	2015
eaves Phillips Ranch	Pomona, CA	503	9,796	41,740	13,163	9,796	54,903	64,699	23,162	41,537	39,164	—	1989/2011
eaves San Dimas	San Dimas, CA	102	1,916	7,819	2,631	1,916	10,450	12,366	4,906	7,460	7,586	—	1978/2011
eaves San Dimas Canyon	San Dimas, CA	156	2,953	12,397	2,286	2,953	14,683	17,636	6,719	10,917	11,072	—	1981/2011
AVA Pasadena	Pasadena, CA	84	8,400	11,547	6,358	8,400	17,905	26,305	7,067	19,238	19,805	—	1973/2012
eaves Cerritos	Artesia, CA	151	8,305	21,195	3,023	8,305	24,218	32,523	9,423	23,100	23,387	—	1973/2012
Avalon Playa Vista	Los Angeles, CA	309	30,900	71,959	9,549	30,900	81,508	112,408	34,723	77,685	80,665	—	2006/2012
Avalon San Dimas	San Dimas, CA	156	9,141	30,726	552	9,141	31,278	40,419	10,414	30,005	30,885	—	2014
Avalon Glendora	Glendora, CA	281	18,311	64,303	1,052	18,311	65,355	83,666	19,211	64,455	66,283	—	2016
Avalon West Hollywood	West Hollywood, CA	294	35,214	119,105	1,859	35,214	120,964	156,178	29,788	126,390	130,476	—	2017
AVA Hollywood at La Pietra Place	Hollywood, CA	695	99,309	272,596	2,010	99,309	274,606	373,915	37,712	336,203	346,636	—	2021

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(Dollars in thousands)

			2023								2022	2023
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
Avalon Monrovia	Monrovia, CA	154	$12,125	$56,233	$195	$12,125	$56,428	$68,553	$5,649	$62,904	$65,150	$—	2021
Avalon Mission Oaks	Camarillo, CA	160	9,600	37,566	2,502	9,600	40,068	49,668	14,377	35,291	36,101	—	2014
Avalon Chino Hills	Chino Hills, CA	331	16,617	79,829	1,099	16,617	80,928	97,545	19,785	77,760	80,473	—	2017
AVA North Hollywood	North Hollywood, CA	156	18,408	52,280	2,320	18,408	54,600	73,008	16,375	56,633	58,572	—	2015/2016
Avalon Cerritos	Cerritos, CA	132	8,869	51,452	1,030	8,869	52,482	61,351	10,562	50,789	52,867	30,250	2017/2019
Avalon Simi Valley	Simi Valley, CA	500	42,020	73,345	13,151	42,020	86,496	128,516	36,353	92,163	94,588	—	2007/2013
AVA Studio City II	Studio City, CA	101	4,626	22,941	8,188	4,626	31,129	35,755	12,385	23,370	24,296	—	1991/2013
Avalon Studio City	Studio City, CA	276	15,756	78,166	19,782	15,756	97,948	113,704	40,965	72,739	76,417	—	2002/2013
Avalon Calabasas	Calabasas, CA	600	42,720	107,368	28,616	42,720	135,984	178,704	67,697	111,007	115,715	—	1988/2013
Avalon Oak Creek	Agoura Hills, CA	336	43,540	79,827	12,286	43,540	92,113	135,653	45,131	90,522	92,637	—	2004/2013
Avalon Santa Monica on Main	Santa Monica, CA	133	32,000	60,705	16,377	32,000	77,082	109,082	30,005	79,077	81,034	—	2007/2013
eaves Old Town Pasadena	Pasadena, CA	96	9,110	15,371	7,555	9,110	22,926	32,036	9,317	22,719	23,292	—	1972/2013
eaves Thousand Oaks	Thousand Oaks, CA	158	13,950	20,052	7,148	13,950	27,200	41,150	14,258	26,892	27,613	—	1992/2013
eaves Los Feliz	Los Angeles, CA	263	18,940	43,661	14,420	18,940	58,081	77,021	24,175	52,846	54,878	41,400	1989/2013
AVA Toluca Hills	Los Angeles, CA	1,151	86,450	161,078	95,036	86,450	256,114	342,564	94,367	248,197	253,476	—	1973/2013
eaves Woodland Hills	Woodland Hills, CA	888	68,940	90,507	26,038	68,940	116,545	185,485	54,334	131,151	134,282	111,500	1971/2013
Avalon Thousand Oaks Plaza	Thousand Oaks, CA	148	12,810	22,515	4,401	12,810	26,916	39,726	12,276	27,450	27,659	—	2002/2013
Avalon Pasadena	Pasadena, CA	120	10,240	31,558	7,000	10,240	38,558	48,798	15,345	33,453	34,559	—	2004/2013
AVA Studio City I	Studio City, CA	450	17,658	90,562	37,807	17,658	128,369	146,027	49,319	96,708	101,202	—	1987/2013
Total Los Angeles, CA		12,143	$825,381	$2,278,540	$557,262	$825,381	$2,835,802	$3,661,183	$1,128,846	$2,532,337	$2,606,696	$183,150

Orange County, CA
AVA Newport	Costa Mesa, CA	145	$1,975	$3,814	$10,806	$1,975	$14,620	$16,595	$9,899	$6,696	$6,734	$—	1956/1996
eaves Mission Viejo	Mission Viejo, CA	166	2,517	9,245	6,229	2,517	15,474	17,991	12,243	5,748	5,573	—	1984/1996
eaves South Coast	Costa Mesa, CA	258	4,709	16,063	15,495	4,709	31,558	36,267	23,224	13,043	13,049	—	1973/1996
eaves Santa Margarita	Rancho Santa Margarita, CA	302	4,607	16,902	14,958	4,607	31,860	36,467	22,841	13,626	13,657	—	1990/1997
eaves Huntington Beach	Huntington Beach, CA	304	4,871	19,731	13,091	4,871	32,822	37,693	27,339	10,354	11,122	—	1971/1997
Avalon Irvine I	Irvine, CA	279	9,911	67,520	7,686	9,911	75,206	85,117	35,582	49,535	50,566	—	2010
Avalon Irvine II	Irvine, CA	179	4,358	40,905	1,654	4,358	42,559	46,917	16,074	30,843	32,044	—	2013
eaves Lake Forest	Lake Forest, CA	225	5,199	21,117	7,790	5,199	28,907	34,106	12,905	21,201	21,661	—	1975/2011
Avalon Baker Ranch	Lake Forest, CA	430	31,689	98,004	987	31,689	98,991	130,680	30,569	100,111	103,234	—	2015
Avalon Irvine III	Irvine, CA	156	11,607	43,973	386	11,607	44,359	55,966	12,412	43,554	44,965	—	2016
eaves Seal Beach	Seal Beach, CA	549	46,790	99,999	38,750	46,790	138,749	185,539	52,068	133,471	137,902	—	1971/2013
Avalon Huntington Beach	Huntington Beach, CA	378	13,055	105,981	1,248	13,055	107,229	120,284	28,127	92,157	95,733	—	2017
Total Orange County, CA		3,371	$141,288	$543,254	$119,080	$141,288	$662,334	$803,622	$283,283	$520,339	$536,240	$—

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(Dollars in thousands)

			2023								2022	2023
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
San Diego, CA
AVA Pacific Beach	San Diego, CA	564	$9,922	$40,580	$44,172	$9,922	$84,752	$94,674	$58,896	$35,778	$38,380	$—	1969/1997
eaves Mission Ridge	San Diego, CA	200	2,710	10,924	15,906	2,710	26,830	29,540	20,756	8,784	8,229	—	1960/1997
eaves San Marcos	San Marcos, CA	184	3,277	13,385	7,260	3,277	20,645	23,922	8,165	15,757	16,014	—	1988/2011
eaves Rancho Penasquitos	San Diego, CA	250	6,692	27,143	12,493	6,692	39,636	46,328	17,133	29,195	29,449	—	1986/2011
Avalon Vista	Vista, CA	221	12,689	43,328	977	12,689	44,305	56,994	13,955	43,039	44,449	—	2015
eaves La Mesa	La Mesa, CA	168	9,490	28,482	4,849	9,490	33,331	42,821	16,369	26,452	27,526	—	1989/2013
Avalon La Jolla Colony	San Diego, CA	180	16,760	27,694	12,707	16,760	40,401	57,161	17,641	39,520	40,944	—	1987/2013
Total San Diego, CA		1,767	$61,540	$191,536	$98,364	$61,540	$289,900	$351,440	$152,915	$198,525	$204,991	$—

TOTAL SOUTHERN CALIFORNIA		17,281	$1,028,209	$3,013,330	$774,706	$1,028,209	$3,788,036	$4,816,245	$1,565,044	$3,251,201	$3,347,927	$183,150

OTHER EXPANSION REGIONS
North Carolina
Avalon South End	Charlotte, NC	265	$13,723	$87,978	$5,176	$13,723	$93,154	$106,877	$10,916	$95,961	$97,335	$—	2020/2021
AVA South End	Charlotte, NC	164	9,367	44,623	2,133	9,367	46,756	56,123	4,756	51,367	51,675	—	2013/2021
Avalon Hawk (1)	Charlotte, NC	71	2,564	44,056	227	2,564	44,283	46,847	3,729	43,118	44,649	—	2021/2021
Total North Carolina		500	$25,654	$176,657	$7,536	$25,654	$184,193	$209,847	$19,401	$190,446	$193,659	$—

Texas
Avalon Lakeside	Flower Mound, TX	425	$15,073	$98,057	$5,105	$15,073	$103,162	$118,235	$14,595	$103,640	$107,962	$—	2015/2021
Total Texas		425	$15,073	$98,057	$5,105	$15,073	$103,162	$118,235	$14,595	$103,640	$107,962	$—

TOTAL EXPANSION REGIONS		925	$40,727	$274,714	$12,641	$40,727	$287,355	$328,082	$33,996	$294,086	$301,621	$—

TOTAL SAME STORE		74,730	$4,187,849	$15,696,256	$2,514,873	$4,187,849	$18,211,129	$22,398,978	$7,183,770	$15,215,208	$15,731,734	$681,001

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(Dollars in thousands)

			2023								2022	2023
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
OTHER STABILIZED
Avalon Brea Place	Brea, CA	653	$72,925	$220,062	$36	$72,925	$220,098	$293,023	$17,267	$275,756	$282,419	$—	2022
AVA RiNo	Denver, CO	246	15,152	71,666	—	15,152	71,666	86,818	5,460	81,358	84,033	—	2022
Avalon Flatirons	Lafayette, CO	207	7,390	87,130	1,399	7,390	88,529	95,919	8,030	87,889	91,038	—	2020/2022
Avalon Miramar Park Place	Miramar, FL	650	50,919	230,931	15,110	50,919	246,041	296,960	29,089	267,871	277,761	—	2022/2022
Avalon Woburn	Woburn, MA	350	21,576	97,844	787	21,576	98,631	120,207	8,238	111,969	115,430	—	2022
Avalon 555 President	Baltimore, MD	400	13,168	121,333	45	13,168	121,378	134,546	15,749	118,797	125,018	—	2021
Avalon Foundry Row	Owings Mill, MD	437	11,132	86,261	—	11,132	86,261	97,393	8,529	88,864	91,611	—	2022
Avalon Highland Creek	Charlotte, NC	260	4,586	71,200	1,822	4,586	73,022	77,608	5,715	71,893	75,672	—	2022/2022
Avalon Mooresville	Mooresville, NC	203	3,770	47,565	958	3,770	48,523	52,293	856	51,437	—	—	2017/2023
Avalon Addison	Addison, TX	196	11,174	57,809	1,237	11,174	59,046	70,220	4,958	65,262	67,180	—	1995/2022
Avalon Frisco at Main	Frisco, TX	360	11,919	68,210	3,301	11,919	71,511	83,430	3,066	80,364	—	—	2013/2023
Avalon West Plano	Carrollton, TX	568	14,100	115,399	7,880	14,100	123,279	137,379	4,503	132,876	—	63,041	2016/2023
AVA Ballston	Arlington, VA	344	7,291	29,177	28,545	7,291	57,722	65,013	39,188	25,825	27,056	—	1990
AVA Ballston Square	Arlington, VA	714	71,640	215,937	60,475	71,640	276,412	348,052	104,173	243,879	243,726	—	1992/2013
The Park Loggia Commercial	New York, NY	N/A	77,393	76,410	10,233	77,393	86,643	164,036	12,836	151,200	152,293	—	2019
TOTAL OTHER STABILIZED		5,588	$394,135	$1,596,934	$131,828	$394,135	$1,728,762	$2,122,897	$267,657	$1,855,240	$1,633,237	$63,041

TOTAL CURRENT COMMUNITIES (4)		80,318	$4,581,984	$17,293,190	$2,646,701	$4,581,984	$19,939,891	$24,521,875	$7,451,427	$17,070,448	$17,364,971	$744,042

DEVELOPMENT (4)
Avalon West Dublin	Dublin, CA	499	$9,003	$53,197	$177,920	$9,003	$231,117	$240,120	$280	$239,840	$157,784	$—	N/A
Avalon Westminster Promenade	Westminster, CO	312	—	—	91,833	—	91,833	91,833	—	91,833	48,830	—	N/A
Avalon Governor's Park	Denver, CO	304	—	—	106,898	—	106,898	106,898	—	106,898	44,987	—	N/A
Avalon Merrick Park	Miami, FL	254	18,029	77,160	—	18,029	77,160	95,189	1,738	93,451	85,052	—	2023
Avalon South Miami	South Miami, FL	290	—	—	43,909	—	43,909	43,909	—	43,909	—	—	N/A
Avalon North Andover	North Andover, MA	221	13,612	61,895	—	13,612	61,895	75,507	2,190	73,317	59,448	—	2023
Avalon Brighton	Boston, MA	180	11,157	76,931	315	11,157	77,246	88,403	2,048	86,355	76,197	—	2023
Kanso Milford	Milford, MA	162	—	—	38,557	—	38,557	38,557	—	38,557	15,540	—	N/A
Avalon Annapolis	Annapolis, MD	508	—	—	115,599	—	115,599	115,599	—	115,599	66,119	—	N/A
Avalon Hunt Valley West	Hunt Valley, MD	322	—	—	29,616	—	29,616	29,616	—	29,616	—	—	N/A
Avalon Durham	Durham, NC	336	—	—	80,784	—	80,784	80,784	—	80,784	33,214	—	N/A
Avalon Lake Norman	Mooresville, NC	345	—	—	20,233	—	20,233	20,233	—	20,233	—	—	N/A
Avalon Montville	Montville, NJ	349	1,915	26,884	82,146	1,915	109,030	110,945	87	110,858	49,944	—	N/A
Avalon Somerville Station (1)	Somerville, NJ	374	16,663	97,348	321	16,663	97,669	114,332	4,455	109,877	98,470	—	2023

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(Dollars in thousands)

			2023								2022	2023
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
Avalon West Windsor	West Windsor, NJ	535	$—	$—	$50,414	$—	$50,414	$50,414	$—	$50,414	$30,097	$—	N/A
Avalon Princeton Shopping Center	Princeton, NJ	200	—	—	25,615	—	25,615	25,615	—	25,615	—	—	N/A
Avalon Wayne	Wayne, NJ	473	—	—	23,811	—	23,811	23,811	—	23,811	—	—	N/A
Avalon Parsippany	Parsippany, NJ	410	—	—	17,012	—	17,012	17,012	—	17,012	—	—	N/A
Avalon Princeton Circle	Princeton, NJ	221	11,705	73,366	55	11,705	73,421	85,126	644	84,482	42,622	—	2023
Avalon Harrison	Harrison, NY	143	14,374	75,589	198	14,374	75,787	90,161	4,529	85,632	80,864	—	2023
Avalon Harbor Isle	Island Park, NY	172	16,486	75,196	—	16,486	75,196	91,682	3,868	87,814	89,662	—	2022
Avalon Amityville	Amityville, NY	338	10,035	50,071	62,910	10,035	112,981	123,016	441	122,575	81,899	—	N/A
Avalon Bothell Commons	Bothell, WA	467	5,996	46,907	164,309	5,996	211,216	217,212	430	216,782	126,331	—	N/A
Avalon Redmond Campus	Redmond, WA	214	—	—	81,535	—	81,535	81,535	4	81,531	43,599	—	N/A
TOTAL DEVELOPMENT		7,629	$128,975	$714,544	$1,213,990	$128,975	$1,928,534	$2,057,509	$20,714	$2,036,795	$1,230,659	$—

Land Held for Development		N/A	$199,062	$—	$—	$199,062	$—	$199,062	$—	$199,062	$179,204	$—
Corporate Overhead		N/A	9,372	11,414	131,230	9,372	142,644	152,016	85,473	66,543	60,902	7,300,000
2023 Disposed Communities		N/A	—	—	—	—	—	—	—	—	157,071	—
TOTAL		87,947	$4,919,393	$18,019,148	$3,991,921	$4,919,393	$22,011,069	$26,930,462	$7,557,614	$19,372,848	$18,992,807	$8,044,042	(5)
_________________________________
(1)     Some or all of the land or associated parking structure for this community is subject to a finance lease.
(2)     This community was under redevelopment for some or all of 2023, with the redevelopment activities not expected to materially impact community operations, and therefore this community is included in the Same Store portfolio and not classified as a Redevelopment Community.
(3)    Some or all of the land for this community is subject to an operating lease.
(4)     Current and Development Communities excludes Unconsolidated Communities and Unconsolidated Development Communities.
(5) Balance outstanding represents total amount due at maturity, and excludes deferred financing costs and debt discount associated with the unsecured and secured notes of $43,848 and $18,372, respectively.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(Dollars in thousands)

Amounts include real estate assets held for sale.

The aggregate cost of total real estate for federal income tax purposes was approximately $25,437,272 at December 31, 2023.

The changes in total real estate assets for the years ended December 31, 2023, 2022 and 2021 are as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Balance, beginning of period	$25,871,363	$24,927,305	$23,962,222
Acquisitions, construction costs and improvements	1,338,187	1,599,311	1,588,314
Dispositions, including casualty losses, and other activity	(279,088)	(655,253)	(623,231)
Balance, end of period	$26,930,462	$25,871,363	$24,927,305

The changes in accumulated depreciation for the years ended December 31, 2023, 2022 and 2021, are as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Balance, beginning of period	$6,878,556	$6,217,721	$5,728,440
Depreciation	816,965	814,978	758,596
Dispositions, including casualty losses	(137,907)	(154,143)	(269,315)
Balance, end of period	$7,557,614	$6,878,556	$6,217,721