Form 10-Q
period 2024-03-31
AVALONBAY COMMUNITIES INC
filed 2024-05-03
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

142,185,893 shares of common stock, par value $0.01 per share, were outstanding as of April 30, 2024.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,742,140	$4,720,331
Buildings and improvements	19,643,649	19,438,195
Furniture, fixtures and equipment	1,275,563	1,238,330
	25,661,352	25,396,856
Less accumulated depreciation	(7,720,513)	(7,521,962)
Net operating real estate	17,940,839	17,874,894
Construction in progress, including land	1,210,773	1,268,915
Land held for development	211,546	199,062
Real estate assets held for sale, net	9,629	—
Total real estate, net	19,372,787	19,342,871

Cash and cash equivalents	287,892	397,890
Restricted cash	135,658	133,070
Unconsolidated investments	220,384	220,145
Deferred development costs	54,038	53,122
Prepaid expenses and other assets	437,664	396,442
Right of use lease assets	132,474	134,674
Total assets	$20,640,897	$20,678,214

LIABILITIES AND EQUITY
Unsecured notes, net	$7,257,806	$7,256,152
Variable rate unsecured credit facility and commercial paper, net	—	—
Mortgage notes payable, net	725,465	725,670
Dividends payable	243,604	238,072
Payables for construction	87,167	87,703
Accrued expenses and other liabilities	323,819	310,868
Lease liabilities	150,926	153,232
Accrued interest payable	71,966	57,911
Resident security deposits	64,437	63,815
Total liabilities	8,925,190	8,893,423

Commitments and contingencies

Redeemable noncontrolling interests	1,473	1,473

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at March 31, 2024 and December 31, 2023; zero shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at March 31, 2024 and December 31, 2023; 142,184,758 and 142,025,456 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,422	1,420
Additional paid-in capital	11,279,840	11,287,626
Accumulated earnings less dividends	409,371	478,156
Accumulated other comprehensive income	23,601	16,116
Total equity	11,714,234	11,783,318
Total liabilities and equity	$20,640,897	$20,678,214

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended March 31,
	2024	2023
Revenue:
Rental and other income	$711,064	$673,642
Management, development and other fees	1,795	1,066
Total revenue	712,859	674,708

Expenses:
Operating expenses, excluding property taxes	175,916	164,832
Property taxes	79,780	74,495
Expensed transaction, development and other pursuit costs, net of recoveries	4,245	2,992
Interest expense, net	54,766	56,821
Depreciation expense	212,269	204,743
General and administrative expense	20,331	20,400
Casualty and impairment loss	2,935	5,051
Total expenses	550,242	529,334

Income from unconsolidated investments	10,847	4,845
Other real estate activity	71	116

Income before income taxes	173,535	150,335
Income tax benefit (expense)	22	(3,560)

Net income	173,557	146,775
Net (income) loss attributable to noncontrolling interests	(108)	127

Net income attributable to common stockholders	$173,449	$146,902

Other comprehensive income:
Gain (loss) on cash flow hedges	7,339	(340)
Cash flow hedge losses reclassified to earnings	146	354
Comprehensive income	$180,934	$146,916

Earnings per common share - basic:
Net income attributable to common stockholders	$1.22	$1.05

Earnings per common share - diluted:
Net income attributable to common stockholders	$1.22	$1.05

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Dollars in thousands)

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive income (loss)	Total equity

Balance at December 31, 2023	$1,420	$11,287,626	$478,156	$16,116	$11,783,318
Net income attributable to common stockholders	—	—	173,449	—	173,449
Gain on cash flow hedges, net	—	—	—	7,339	7,339
Cash flow hedge losses reclassified to earnings	—	—	—	146	146
Dividends declared to common stockholders ($1.70 per share)	—	—	(242,701)	—	(242,701)
Issuance of common stock, net of withholdings	2	(16,226)	467	—	(15,757)
Amortization of deferred compensation	—	8,440	—	—	8,440
Balance at March 31, 2024	$1,422	$11,279,840	$409,371	$23,601	$11,714,234

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive income (loss)	Total equity

Balance at December 31, 2022	$1,400	$10,765,508	$485,221	$1,424	$11,253,553
Net income attributable to common stockholders	—	—	146,902	—	146,902
Loss on cash flow hedges, net	—	—	—	(340)	(340)
Cash flow hedge losses reclassified to earnings	—	—	—	354	354
Noncontrolling interest activity	—	—	(286)	—	(286)
Dividends declared to common stockholders ($1.65 per share)	—	—	(230,958)	—	(230,958)
Issuance of common stock, net of withholdings	1	(11,554)	1,590	—	(9,963)
Repurchase of common stock, including repurchase costs	—	(539)	(590)	—	(1,129)
Amortization of deferred compensation	—	11,123	—	—	11,123
Balance at March 31, 2023	$1,401	$10,764,538	$401,879	$1,438	$11,169,256

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$173,557	$146,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	212,269	204,743
Amortization of deferred financing costs and debt discount	3,283	3,231
Amortization of stock-based compensation	5,870	7,921
Equity in income of, and return on, unconsolidated investments and noncontrolling interests, net of eliminations	(5,742)	(1,457)
Impairment loss	1,415	2,407
Abandonment of development pursuits	4,245	2,992
Cash flow hedge losses reclassified to earnings	146	354
Gain (loss) on sale of real estate assets	62	(318)
Decrease in prepaid expenses and other assets	(3,753)	(1,439)
Increase in accrued expenses, other liabilities and accrued interest payable	21,553	30,909
Net cash provided by operating activities	412,905	396,118

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(207,568)	(229,361)
Capital expenditures - existing real estate assets	(37,490)	(31,281)
Capital expenditures - non-real estate assets	(1,200)	(3,201)
(Decrease) increase in payables for construction	(536)	12,176
Proceeds from sale of real estate and for-sale condominiums, net of selling costs	3,865	3,964
Note receivable lending	(20,861)	(14,034)
Note receivable payments	57	—
Unconsolidated investments	(2,085)	(5,602)
Net cash used in investing activities	(265,818)	(267,339)

Cash flows from financing activities:
Issuance of common stock, net	365	135
Repurchase of common stock, net	—	(1,129)
Dividends paid	(237,005)	(223,465)
Repayments of mortgage notes payable, including prepayment penalties	(800)	(899)
Repayment of unsecured notes	—	(250,000)
Payment of deferred financing costs	(218)	(662)
Payments related to tax withholding for share-based compensation	(16,291)	(10,310)
Noncontrolling interests, joint venture and preferred equity transactions	(548)	(630)
Net cash used in financing activities	(254,497)	(486,960)

Net decrease in cash, cash equivalents and restricted cash	(107,410)	(358,181)

Cash, cash equivalents and restricted cash, beginning of period	530,960	734,245
Cash, cash equivalents and restricted cash, end of period	$423,550	$376,064

Cash paid during the period for interest, net of amount capitalized	$37,242	$33,814
See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$287,892	$254,466
Restricted cash	135,658	121,598
Cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$423,550	$376,064

Supplemental disclosures of non-cash investing and financing activities:

During the three months ended March 31, 2024:

•As described in Note 4, "Equity," the Company issued 248,420 shares of common stock as part of the Company's stock-based compensation plans, of which 146,725 shares related to the conversion of performance awards to shares of common stock, and the remaining 101,695 shares valued at $17,505,000 were issued in connection with new stock grants; 939 shares valued at $169,000 were issued through the Company's dividend reinvestment plan; 91,446 shares valued at $16,291,000 were withheld to satisfy employees' tax withholding and other liabilities; and 1,753 forfeited restricted shares with an aggregate value of $336,000.

•Common stock dividends declared but not paid totaled $242,116,000.

•The Company recorded (i) an increase to prepaid expenses and other assets of $7,339,000 and a corresponding adjustment to accumulated other comprehensive income; and (ii) reclassified $146,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company's derivative and hedging activity.

During the three months ended March 31, 2023:

•The Company issued 151,053 shares of common stock as part of the Company's stock-based compensation plans, of which 60,016 shares related to the conversion of performance awards to shares of common stock, and the remaining 91,037 shares valued at $16,182,000 were issued in connection with new stock grants; 847 shares valued at $144,000 were issued through the Company's dividend reinvestment plan; 60,693 shares valued at $10,242,000 were withheld to satisfy employees' tax withholding and other liabilities; and 147 forfeited restricted shares with an aggregate value of $29,000.

•Common stock dividends declared but not paid totaled $231,438,000.

•The Company recorded an increase of $286,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•The Company recorded (i) an increase to accrued expenses and other liabilities of $650,000, an increase to prepaid expenses and other assets of $310,000 and a corresponding adjustment of $340,000 to accumulated other comprehensive income; and (ii) reclassified $354,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company's derivative and hedging activity.

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

At March 31, 2024, the Company owned or held a direct or indirect ownership interest in 299 operating apartment communities containing 90,673 apartment homes in 12 states and the District of Columbia, of which 17 communities were under development. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 32 communities that, if developed as expected, will contain an estimated 11,167 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended March 31,
	2024	2023
Basic and diluted shares outstanding
Weighted average common shares - basic	141,902,066	139,766,727
Weighted average DownREIT units outstanding	—	7,500
Effect of dilutive securities	320,689	249,583
Weighted average common shares - diluted	142,222,755	140,023,810

Calculation of Earnings per Common Share - basic
Net income attributable to common stockholders	$173,449	$146,902
Net income allocated to unvested restricted shares	(338)	(267)
Net income attributable to common stockholders - basic	$173,111	$146,635

Weighted average common shares - basic	141,902,066	139,766,727

Earnings per common share - basic	$1.22	$1.05

Calculation of Earnings per Common Share - diluted
Net income attributable to common stockholders	$173,449	$146,902
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	—	12
Net income attributable to common stockholders - diluted	$173,449	$146,914

Weighted average common shares - diluted	142,222,755	140,023,810

Earnings per common share - diluted	$1.22	$1.05

Certain options to purchase shares of common stock in the amounts of 309,339 and 307,625 were outstanding as of March 31, 2024 and 2023, respectively, but were not included in the computation of diluted earnings per common share because such options were anti-dilutive for the period.

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

Income Taxes

The Company recognized income tax benefit of $22,000 and income tax expense of $3,560,000 for the three months ended March 31, 2024 and 2023, respectively. The income tax expense for the three months ended March 31, 2023 is primarily related to The Park Loggia.

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

The following table details the Company’s revenue disaggregated by reportable operating segment, further discussed in Note 8, “Segment Reporting,” for the three months ended March 31, 2024 and 2023. Segment information for total revenue excludes real estate assets that were sold from January 1, 2023 through March 31, 2024, or otherwise qualify as held for sale as of March 31, 2024, as described in Note 6, "Real Estate Disposition Activities" (dollars in thousands):

	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the three months ended March 31, 2024
Management, development and other fees and other ancillary items	$—	$—	$—	$1,795	$1,795
Non-lease related revenue (2)	2,439	1,300	101	—	3,840
Total non-lease revenue (3)	2,439	1,300	101	1,795	5,635

Lease income (4)	674,806	23,768	7,960	—	706,534

Total revenue	$677,245	$25,068	$8,061	$1,795	$712,169

For the three months ended March 31, 2023
Management, development and other fees and other ancillary items	$—	$—	$—	$1,066	$1,066
Non-lease related revenue (2)	2,693	1,032	1	—	3,726
Total non-lease revenue (3)	2,693	1,032	1	1,066	4,792

Lease income (4)	646,547	13,657	3	—	660,207

Total revenue	$649,240	$14,689	$4	$1,066	$664,999
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

Due to the nature and timing of the Company’s identified revenue streams, there were no material amounts of outstanding or unsatisfied performance obligations as of March 31, 2024.

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

The Company recorded an aggregate offset to income for uncollectible lease revenue, net of amounts received from government rent relief programs, for its residential and commercial portfolios of $11,482,000 and $16,971,000 for the three months ended March 31, 2024 and 2023, respectively, under ASC 842 and ASC 450.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which requires reportable segments disclosures of significant segment expenses provided to the chief operating decision maker (“CODM”) and will be effective for fiscal years beginning after December 15, 2023. The Company is assessing the standard and does not expect the standard to have a material effect on the Company’s financial position or results of operations.

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

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $11,591,000 and $11,018,000 for the three months ended March 31, 2024 and 2023, respectively.

3.  Debt

The Company's debt, which consists of unsecured notes, mortgage notes payable, the Credit Facility and the Commercial Paper Program, each as defined below, as of March 31, 2024 and December 31, 2023 is summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of March 31, 2024 and December 31, 2023, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities"). The weighted average interest rates in the following table for secured and unsecured notes include costs of financing such as credit enhancement fees, trustees' fees, the impact of interest rate hedges and mark-to-market adjustments.

	March 31, 2024		December 31, 2023

Fixed rate unsecured notes	$7,300,000	3.3%	$7,300,000	3.3%
Fixed rate mortgage notes payable - conventional and tax-exempt	333,892	3.9%	333,892	3.9%
Variable rate mortgage notes payable - conventional and tax-exempt	409,350	5.2%	410,150	5.5%
Total mortgage notes payable and unsecured notes	8,043,242	3.4%	8,044,042	3.5%
Credit Facility	—	—%	—	—%
Commercial paper	—	—%	—	—%
Total principal outstanding	8,043,242	3.4%	8,044,042	3.5%
Less deferred financing costs and debt discount (1)	(59,971)		(62,220)
Total	$7,983,271		$7,981,822
_____________________________________
(1)Excludes deferred financing costs and debt discount associated with the Credit Facility and Commercial Paper Program which are included in prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

The Company has a $2,250,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in September 2026. The interest rate that would be applicable to borrowings under the Credit Facility was 6.15% at March 31, 2024 and was composed of (i) the Secured Overnight Financing Rate ("SOFR"), applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.805% per annum, which consisted of a 0.10% SOFR adjustment plus 0.705% per annum, assuming a daily SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.63% to SOFR plus 1.38% based upon the rating of the Company's unsecured senior notes. There is also an annual facility commitment fee of 0.12% of the borrowing capacity under the facility, which can vary from 0.095% to 0.295% based upon the rating of the Company's unsecured senior notes. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases by meeting or missing targets related to environmental sustainability, specifically greenhouse gas emission reductions, with the adjustment determined annually. The first determination under the sustainability-linked pricing component occurred in July 2023, resulting in reductions of approximately 0.02% to the interest rate margin and 0.005% to the commitment fee due to our achievement of sustainability targets.

The availability on the Company's Credit Facility as of March 31, 2024 and December 31, 2023, respectively, was as follows (dollars in thousands):

	March 31, 2024	December 31, 2023

Credit Facility commitment	$2,250,000	$2,250,000
Credit Facility outstanding	—	—
Commercial paper outstanding	—	—
Letters of credit outstanding (1)	(1,914)	(1,914)
Total Credit Facility available	$2,248,086	$2,248,086
_____________________________________
(1)In addition, the Company had $68,770 and $58,116 outstanding in additional letters of credit unrelated to the Credit Facility as of March 31, 2024 and December 31, 2023, respectively.

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

In the aggregate, secured notes payable mature at various dates from March 2027 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,271,040,000, excluding communities classified as held for sale, as of March 31, 2024).

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at March 31, 2024 were as follows (dollars in thousands):

Year	Secured notes principal payments and maturities	Unsecured notes maturities	Stated interest rate of unsecured notes
2024	$8,793	$300,000	3.50%
2025	10,765	525,000	3.45%
		300,000	3.50%
2026	11,811	475,000	2.95%
		300,000	2.90%
2027	250,159	400,000	3.35%
2028	18,902	450,000	3.20%
		400,000	1.90%
2029	132,661	450,000	3.30%
2030	9,100	700,000	2.30%
2031	9,700	600,000	2.45%
2032	10,400	700,000	2.05%
2033	12,000	350,000	5.00%
		400,000	5.30%
Thereafter	268,951	350,000	3.90%
		300,000	4.15%
		300,000	4.35%
	$743,242	$7,300,000

The Company was in compliance at March 31, 2024 with customary covenants under the Credit Facility and the indentures under which the unsecured notes were issued.

4.  Equity

As of March 31, 2024 and December 31, 2023, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the three months ended March 31, 2024, the Company:

i.issued 3,142 shares of common stock in connection with stock options exercised;
ii.issued 939 shares of common stock through the Company's dividend reinvestment plan;
iii.issued 248,420 shares of common stock in connection with restricted stock grants and the conversion of performance awards to shares of common stock;
iv.withheld 91,446 shares of common stock to satisfy employees' tax withholding and other liabilities; and
v.canceled 1,753 shares of restricted common stock upon forfeiture.

Deferred compensation granted under the Company's Second Amended and Restated 2009 Equity Incentive Plan (the "Plan") does not impact the Company's Condensed Consolidated Financial Statements until recognized as compensation cost.

The Company has a continuous equity program (the "CEP") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. During the three months ended March 31, 2024 and 2023, the Company had no sales under this program. As of March 31, 2024, the Company had $705,961,000 remaining authorized for issuance under the CEP.

The Company has a stock repurchase program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "Stock Repurchase Program"). During the three months ended March 31, 2024, the Company had no repurchases of shares under this program. As of March 31, 2024, the Company had $314,237,000 remaining authorized for purchase under this program. During the three months ended March 31, 2023, the Company repurchased 7,000 shares of common stock at an average price of $161.29 per share.

5.  Investments

Structured Investment Program

The Company operates a Structured Investment Program (the “SIP”), an investment platform through which the Company provides mezzanine loans or preferred equity to third-party multifamily developers. As of March 31, 2024, the Company had seven commitments to fund up to $191,585,000 in the aggregate. The Company's investment commitments have a weighted average rate of return of 11.5% and a weighted average initial maturity date of December 2026. At March 31, 2024, the Company had funded $117,321,000 of these commitments. The Company recognized interest income of $3,176,000 and $872,000 from its SIP for the three months ended March 31, 2024 and 2023, respectively. Interest income and any change in the expected credit loss are included as a component of income from unconsolidated investments, on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company evaluates each SIP commitment to determine the classification as a loan or an investment in a real estate development project. As of March 31, 2024, all of the SIP commitments are classified as loans. The Company includes amounts outstanding under the SIP as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets. The Company evaluates the credit risk for each commitment on an ongoing basis, estimating the reserve for credit losses using relevant available information from internal and external sources. Market-based historical credit loss data provides the basis for the estimation of expected credit losses, with adjustments, if necessary, for differences in current commitment-specific risk characteristics, such as the amount of equity capital provided by a borrower, nature of the real estate being developed or other factors.

Unconsolidated Investments

As of March 31, 2024, the Company had investments in five unconsolidated entities with real estate entities holdings, with ownership interest percentages ranging from 20.0% to 50.0%, coupled with other unconsolidated investments including property technology and environmentally focused companies and investment management funds. For the Arts District joint venture, which owns an apartment community that completed development during the three months ended March 31, 2024 and in which the Company has an ownership interest of 25.0%, the Company has provided the lender a payment guarantee for 30% of the venture's construction loan maximum borrowing capacity, on behalf of the venture. At March 31, 2024, the construction loan had an outstanding balance of $142,348,000 and maximum borrowing capacity of $167,147,000. Any amounts payable under the 30% construction loan guarantee by the Company are obligations of the venture partners in proportion to their ownership interest, and in the event the Company is obligated to perform under its construction loan guarantee, its joint venture partner is obligated to reimburse the Company for 75% of amounts paid. The Company accounts for its unconsolidated investments under the equity method of accounting or under the measurement alternative with the carrying amount of the investment adjusted to fair value when there is an observable transaction for the same or similar investment of the same issuer indicating a change in fair value. The significant accounting policies of the Company's unconsolidated investments are consistent with those of the Company in all material respects. Certain of these investments are subject to various buy‑sell provisions or other rights which are customary in real estate joint venture agreements. The Company and its partners in these entities may initiate these provisions to either sell the Company's interest or acquire the interest from the Company's partner.

Expensed Transaction, Development and Other Pursuit Costs

The Company capitalizes costs associated with its development activities to the basis of land held when future development is probable ("Development Rights"), or if the Company has either not yet acquired the land or if the project is subject to a leasehold interest, the costs are capitalized as deferred development costs. Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. If the Company determines a Development Right is no longer probable, the Company recognizes any necessary expense to write down its basis in the Development Right. The Company assesses its portfolio of land held for development as well as for investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. The Company expensed costs related to development pursuits not yet considered probable for development and other development related activity, in the amounts of $4,245,000 and $2,992,000 for the three months ended March 31, 2024 and 2023, respectively. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Casualty and Impairment of Long-Lived Assets

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset. Based on periodic tests of recoverability of long-lived assets, for the three months ended March 31, 2024 and 2023, the Company did not recognize any material impairment losses. For the three months ended March 31, 2024 and 2023, the Company recognized charges of $2,935,000 and $5,051,000, respectively, for the property and casualty damage to certain of the Company's communities, reported as casualty and impairment loss on the accompanying Condensed Consolidated Statements of Comprehensive Income. The charge for the three months ended March 31, 2024, relates to damage at communities in California from extensive rainfall and a fire at a community in New Jersey. The charge for the three months ended March 31, 2023, relates to damage to certain communities in the Northeast and California regions from severe weather.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both whether the carrying value of the investment exceeds the fair value, and the Company's intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. The Company did not recognize any other than temporary impairment losses during the three months ended March 31, 2024 and 2023.

6.  Real Estate Disposition Activities

At March 31, 2024, the Company had one real estate asset that qualified as held for sale.

7. Commitments and Contingencies

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

Lease Obligations

The Company owns seven apartment communities and two commercial properties located on land subject to ground leases expiring between July 2046 and April 2106. The Company has purchase options for all ground leases expiring prior to 2062. The ground leases for six of the seven apartment communities and the two commercial properties are operating leases, with rental expense recognized on a straight-line basis over the lease term. In addition, the Company is party to 14 leases for its corporate and regional offices with varying terms through 2031, all of which are operating leases.

As of March 31, 2024 and December 31, 2023, the Company had total operating lease assets of $104,053,000 and $106,146,000, respectively, and lease obligations of $130,929,000 and $133,220,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company incurred costs of $4,171,000 and $4,005,000 for the three months ended March 31, 2024 and 2023, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease and four leases for portions of parking garages adjacent to apartment communities that are finance leases. As of March 31, 2024 and December 31, 2023, the Company had total finance lease assets of $28,421,000 and $28,528,000, respectively, and total finance lease obligations of $19,997,000 and $20,012,000, respectively, reported as components of right of use lease assets and lease liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

The Company's segment disclosures present the measure(s) used by the CODM for assessing each segment's performance. The Company's CODM is comprised of several members of its executive management team who use net operating income ("NOI") as the primary financial measure for Same Store communities and Other Stabilized communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), property management and other indirect operating expenses, net of corporate income, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from unconsolidated investments, depreciation expense, income tax expense, casualty and impairment loss, gain on sale of communities, other real estate activity and net operating income from real estate assets sold or held for sale. The CODM evaluates the Company's financial performance on a consolidated residential and commercial basis. The commercial results attributable to the non-apartment components of the Company's mixed-use communities and other nonresidential operations represent 1.7% and 1.8% of total NOI for the three months ended March 31, 2024 and 2023, respectively. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income and consistent with how the Company's CODM evaluates total NOI.

In conjunction with the Company’s continued centralization of operating activities into a shared services model, the Company changed its presentation for centralized shared service costs to reflect these platform costs in property management and other indirect operating expenses, net of corporate income for all periods presented. Total property management and other indirect operating expenses, net of corporate income for the three months ended March 31, 2023 as presented in the following table includes $3,152,000 of shared services costs for this change.

A reconciliation of NOI to net income for the three months ended March 31, 2024 and 2023 is as follows (dollars in thousands):

	For the three months ended March 31,
	2024	2023
Net income	$173,557	$146,775
Property management and other indirect operating expenses, net of corporate income	35,204	33,936
Expensed transaction, development and other pursuit costs, net of recoveries	4,245	2,992
Interest expense, net	54,766	56,821
General and administrative expense	20,331	20,400
Income from unconsolidated investments	(10,847)	(4,845)
Depreciation expense	212,269	204,743
Income tax (benefit) expense	(22)	3,560
Casualty and impairment loss	2,935	5,051
Other real estate activity	(71)	(116)
Net operating income from real estate assets sold or held for sale	(426)	(6,950)
Net operating income	$491,941	$462,367

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended March 31,
	2024	2023
Rental income from real estate assets sold or held for sale	$690	$9,709
Operating expenses from real estate assets sold or held for sale	(264)	(2,759)
Net operating income from real estate assets sold or held for sale	$426	$6,950

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table details the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2024. Segment information for the three months ended March 31, 2024 and 2023 has been adjusted to exclude the real estate assets that were sold from January 1, 2023 through March 31, 2024, or otherwise qualify as held for sale as of March 31, 2024, as described in Note 6, "Real Estate Disposition Activities."

	For the three months ended
	Total revenue	NOI	Gross real estate (1)
For the period ended March 31, 2024
Same Store
New England	$96,751	$65,446	$3,051,656
Metro NY/NJ	135,746	93,172	4,415,604
Mid-Atlantic	101,839	71,212	3,744,801
Southeast Florida	24,439	15,867	1,099,114
Denver, CO	10,129	7,398	505,411
Pacific Northwest	43,217	30,983	1,526,666
Northern California	107,226	76,042	3,799,061
Southern California	149,423	105,061	5,124,742
Other Expansion Regions	8,475	5,547	476,617
Total Same Store	677,245	470,728	23,743,672

Other Stabilized	25,068	16,818	1,272,905
Development / Redevelopment	8,061	4,395	1,785,038
Land Held for Development	N/A	N/A	211,546
Non-allocated (2)	1,795	N/A	70,510

Total	$712,169	$491,941	$27,083,671

For the period ended March 31, 2023
Same Store
New England	$92,374	$61,900	$3,021,096
Metro NY/NJ	130,153	90,876	4,407,248
Mid-Atlantic	98,111	69,697	3,702,562
Southeast Florida	24,413	16,273	1,093,779
Denver, CO	9,843	7,282	504,164
Pacific Northwest	41,955	30,207	1,515,510
Northern California	105,145	75,254	3,771,728
Southern California	138,928	95,927	5,063,271
Other Expansion Regions	8,318	5,562	473,286
Total Same Store	649,240	452,978	23,552,644

Other Stabilized	14,689	9,679	962,630
Development / Redevelopment	4	(290)	1,004,656
Land Held for Development	N/A	N/A	177,889
Non-allocated (2)	1,066	N/A	69,564

Total	$664,999	$462,367	$25,767,383
__________________________________
(1)Does not include gross real estate assets held for sale of $20,953 as of March 31, 2024 and gross real estate either sold or classified as held for sale subsequent to March 31, 2023 of $266,346.
(2)Revenue represents third-party property management, developer fees and miscellaneous income and other ancillary items which are not allocated to a reportable segment.

9.  Stock-Based Compensation Plans

As part of its long-term compensation plans, the Company has granted stock options, performance awards and restricted stock under the Plan. Details of the outstanding awards and activity under the Plan for the three months ended March 31, 2024 are presented below.

Stock Options:

	Options	Weighted average exercise price per option
Options Outstanding at December 31, 2023	303,784	$181.99
Granted (1)	13,759	172.11
Exercised	(3,142)	180.32
Forfeited	—	—
Expired	(5,062)	180.32
Options Outstanding at March 31, 2024	309,339	$181.60
Options Exercisable at March 31, 2024	281,817	$181.57
__________________________________
(1)All options are from recipient elections to receive a portion of earned restricted stock awards in the form of stock options.

Performance Awards:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2023	275,202	$210.52
Granted (1)	87,748	178.68
Change in awards based on performance (2)	30,375	216.50
Converted to shares of common stock	(146,725)	201.07
Forfeited	(1,663)	213.27
Outstanding at March 31, 2024	244,937	$205.49
__________________________________
(1)The shares of common stock that may be earned is based on the total shareholder return metrics for the Company's common stock for 48,264 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 39,484 performance awards.
(2)Represents the change in the number of performance awards earned based on performance achievement.

The Company used a Monte Carlo model to assess the compensation cost associated with the portion of the performance awards granted for which achievement will be determined by using total shareholder return measures. For the awards granted in 2024, the assumptions used are as follows:

2024
Dividend yield	4.0%
Estimated volatility over the life of the plan (1)	20.5% - 22.8%
Risk free rate	4.39% - 4.59%
Estimated performance award value based on total shareholder return measure	$183.72
__________________________________
(1)Estimated volatility over the life of the plan is using 50% historical volatility and 50% implied volatility.

For the portion of the performance awards granted in 2024 for which achievement will be determined by using financial metrics, the compensation cost was based on an average grant date value of $172.11.

Restricted Stock:

	Restricted stock shares	Weighted average grant date fair value per share
Outstanding at December 31, 2023	173,291	$194.68
Granted	101,695	172.13
Vested	(80,632)	193.98
Forfeited	(1,753)	191.88
Outstanding at March 31, 2024	192,601	$183.09

Total employee stock-based compensation cost recognized in income was $5,910,000 and $8,018,000 for the three months ended March 31, 2024 and 2023, respectively, and total capitalized stock-based compensation cost was $2,570,000 and $3,284,000 for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, there was a total unrecognized compensation cost of $52,764,000 for unvested restricted stock, stock options and performance awards, which is expected to be recognized over a weighted average period of 2.3 years. Forfeitures are included in compensation cost as they occur.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities and provides other real estate related services to third parties, for which it receives asset management, property management, construction, development and redevelopment fee revenue. From these entities, the Company earned fees of $1,795,000 and $1,066,000 for the three months ended March 31, 2024 and 2023, respectively. In addition, the Company had outstanding receivables associated with its property and construction management roles of $9,240,000 and $7,946,000 as of March 31, 2024 and December 31, 2023, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount of $596,000 and $615,000 for the three months ended March 31, 2024 and 2023, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $321,000 and $799,000 on March 31, 2024 and December 31, 2023, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

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

The following table summarizes the consolidated derivative positions at March 31, 2024 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps
Notional balance	$391,846	$250,000
Weighted average interest rate (1)	5.2%	N/A
Weighted average capped/swapped interest rate	6.7%	3.2%
Earliest maturity date	February 2026	June 2024
Latest maturity date	January 2027	February 2025
____________________________________
(1)For debt hedged by interest rate caps, represents the weighted average interest rate on the hedged debt prior to any impact of the associated interest rate caps.

During the three months ended March 31, 2024, the Company entered into $50,000,000 of new forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of the Company's anticipated future debt issuance activity. As of March 31, 2024, the Company had $250,000,000 in aggregate outstanding pay fixed interest rate swap agreements that were entered into as hedges of changes in interest rates for our anticipated future debt issuance activity. The Company expects to cash settle the swaps and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

The Company had certain derivatives not designated as hedges during the three months ended March 31, 2024 and 2023, for which fair value changes during each of the respective periods were not material.

Cash flow hedge losses reclassified from accumulated other comprehensive income into earnings were $146,000 and $354,000 for the three months ended March 31, 2024 and 2023, respectively.

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

Financial Instruments Not Carried at Fair Value

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalent and restricted cash balances are held with various financial institutions within accounts designed to preserve principal. The Company monitors credit ratings of these financial institutions and the concentration of cash, cash equivalents and restricted cash balances with any one financial institution and believes the likelihood of realizing material losses related to cash, cash equivalent and restricted cash balances is remote. Cash, cash equivalents and restricted cash are carried at their face amounts, which reasonably approximate their fair values and are Level 1 within the fair value hierarchy.

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

Indebtedness

The Company values its fixed rate unsecured notes using quoted market prices, a Level 1 price within the fair value hierarchy. The Company values its mortgage notes payable and any outstanding amounts under the Credit Facility and Commercial Paper Program using a discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The process also considers credit valuation adjustments to appropriately reflect the Company's nonperformance risk. The Company has concluded that the value of its mortgage notes payable and any outstanding amounts under the Credit Facility and Commercial Paper Program are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy.

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	March 31, 2024
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investments
Notes Receivable, net	$141,239	$—	$141,239	$—
Non Designated Hedges
Interest Rate Caps	46	—	46	—
Interest Rate Swaps - Assets	12,340	—	12,340	—
Total Assets	$153,625	$—	$153,625	$—

Liabilities
Indebtedness
Fixed rate unsecured notes	$6,651,672	$6,651,672	$—	$—
Mortgage notes payable and Commercial Paper Program	654,860	—	654,860	—
Total Liabilities	$7,306,532	$6,651,672	$654,860	$—

	December 31, 2023
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investments
Notes Receivable, net	$118,127	$—	$118,127	$—
Non Designated Hedges
Interest Rate Caps	85	—	85	—
Interest Rate Swaps - Assets	5,163	—	5,163	—
Total Assets	$123,375	$—	$123,375	$—

Liabilities
Interest Rate Swaps - Liabilities	$162	$—	$162	$—
Indebtedness
Fixed rate unsecured notes	6,716,631	6,716,631	—	—
Mortgage notes payable and Commercial Paper Program	644,313	—	644,313	—
Total Liabilities	$7,361,106	$6,716,631	$644,475	$—
12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In April 2024, the Company entered into agreements to sell two wholly-owned communities containing an aggregate of 554 apartment homes and net operating real estate of $188,752,000 as of March 31, 2024, resulting in the communities qualifying as held for sale subsequent to March 31, 2024. The Company expects to complete the sales in the second and third quarter of 2024.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help provide an understanding of our business, financial condition and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under "Forward-Looking Statements" included in this report. Actual results or developments could differ materially from those projected in such statements as a result of the factors described under "Forward-Looking Statements" as well as the risk factors described in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Form 10-K") and in Part II, Item 1A. "Risk Factors" in this report.

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

Our principal financial goal is to increase long-term shareholder value through the development, redevelopment, acquisition, ownership, operation and asset management and, when appropriate, disposition of apartment communities in our markets. To help meet this goal, we regularly (i) monitor our investment allocation by geographic market and product type, (ii) develop, redevelop and acquire interests in apartment communities in our selected markets, (iii) efficiently operate our communities to maximize resident satisfaction and shareholder return, (iv) selectively sell apartment communities that no longer meet our long term strategy or when opportunities are presented to realize a portion of the value created through our investment and redeploy the proceeds from those sales and (v) maintain a capital structure that we believe is aligned with our business risks and allows us to maintain continuous access to cost-effective capital. We pursue our development, redevelopment, investment and operating activities with the purpose of “Creating a Better Way to Live.”

First Quarter 2024 Operating Highlights

•Net income attributable to common stockholders for the three months ended March 31, 2024 was $173,449,000, an increase of $26,547,000, or 18.1%, from the prior year period. The increase is primarily attributable to an increase in NOI from communities over the prior year period.

•Same Store NOI attributable to our apartment rental operations, including parking and other ancillary residential revenue ("Residential"), for the three months ended March 31, 2024 was $463,741,000, an increase of $16,671,000, or 3.7%, over the prior year period. The increase over the prior year period was due to an increase in Residential revenue of $26,845,000, or 4.2%, partially offset by an increase in Residential property operating expenses of $10,174,000, or 5.2%.

First Quarter 2024 Development Highlights

At March 31, 2024, we owned or held a direct or indirect interest in:

•17 wholly-owned communities under construction, which are expected to contain 6,064 apartment homes with a projected total capitalized cost of $2,500,000,000.

•Land or rights to land on which we expect to develop an additional 32 apartment communities that, if developed as expected, will contain 11,167 apartment homes.

Communities Overview

Our real estate investments consist primarily of current operating apartment communities ("Current Communities"), consolidated and unconsolidated communities in various stages of development ("Development" communities and "Unconsolidated Development" communities) and Development Rights (as defined below). Our Current Communities are further classified as Same Store communities, Other Stabilized communities, Redevelopment communities and Unconsolidated communities. While we generally establish the classification of communities on an annual basis, we update the classification of communities during the calendar year to the extent that our plans with regard to the disposition or redevelopment of a community change, or if something occurs that materially impacts the operations of a community such as a casualty loss. The following is a description of each category:

Current Communities are categorized as Same Store, Other Stabilized, Redevelopment, or Unconsolidated according to the following attributes:

•Same Store is composed of consolidated communities where a comparison of operating results from the prior year to the current year is meaningful as these communities were owned and had stabilized occupancy as of the beginning of the prior year period. For the three month periods ended March 31, 2024 and 2023, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2023, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale as of March 31, 2024 or probable for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•Other Stabilized is composed of completed consolidated communities that we own and that are not Same Store but which have stabilized occupancy, as defined above, as of January 1, 2024, or which were acquired subsequent to January 1, 2023. Other Stabilized excludes communities that are conducting or are probable to conduct substantial redevelopment activities within the current year, as defined below.

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

As of March 31, 2024, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Same Store:
New England	40	9,927
Metro NY/NJ	41	12,766
Mid-Atlantic	42	14,482
Southeast Florida	8	2,837
Denver, CO	6	1,539
Pacific Northwest	19	5,374
Northern California	40	12,137
Southern California	59	17,934
Other Expansion Regions	6	1,381
Total Same Store	261	78,377

Other Stabilized:
New England	2	401
Metro NY/NJ	3	689
Mid-Atlantic	1	714
Southeast Florida	—	—
Denver, CO	—	—
Pacific Northwest	1	100
Northern California	—	—
Southern California	—	—
Other Expansion Regions	3	1,131
Total Other Stabilized	10	3,035

Redevelopment	—	—

Unconsolidated	9	2,722

Total Current	280	84,134

Development	19	6,539

Unconsolidated Development	—	—

Total Communities	299	90,673

Development Rights	32	11,167

Results of Operations

Our results of operations are driven by our operating platform and are primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in Same Store NOI; NOI derived from acquisitions, development completions and development under construction and in lease-up; loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three months ended March 31, 2024 and 2023 is as follows (unaudited, dollars in thousands).

	For the three months ended March 31,		March 31, 2024 vs. 2023
	2024	2023	$ Change	% Change

Revenue:
Rental and other income	$711,064	$673,642	$37,422	5.6%
Management, development and other fees	1,795	1,066	729	68.4%
Total revenue	712,859	674,708	38,151	5.7%

Expenses:
Direct property operating expenses, excluding property taxes	138,911	129,829	9,082	7.0%
Property taxes	79,780	74,495	5,285	7.1%
Total community operating expenses	218,691	204,324	14,367	7.0%

Property management and other indirect operating expenses	(37,005)	(35,003)	(2,002)	(5.7)%
Expensed transaction, development and other pursuit costs, net of recoveries	(4,245)	(2,992)	(1,253)	(41.9)%
Interest expense, net	(54,766)	(56,821)	2,055	3.6%
Depreciation expense	(212,269)	(204,743)	(7,526)	(3.7)%
General and administrative expense	(20,331)	(20,400)	69	0.3%
Casualty and impairment loss	(2,935)	(5,051)	2,116	41.9%
Income from unconsolidated investments	10,847	4,845	6,002	123.9%
Other real estate activity	71	116	(45)	(38.8)%
Income before income taxes	173,535	150,335	23,200	15.4%
Income tax benefit (expense)	22	(3,560)	3,582	N/A (1)
Net income	173,557	146,775	26,782	18.2%

Net (income) loss attributable to noncontrolling interests	(108)	127	(235)	N/A (1)

Net income attributable to common stockholders	$173,449	$146,902	$26,547	18.1%
_________________________
(1)Percent change is not meaningful.

Net income attributable to common stockholders increased $26,547,000, or 18.1%, to $173,449,000 for the three months ended March 31, 2024, as compared to the prior year period, primarily due to increases in NOI from communities over the prior year period.

NOI. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), property management and other indirect operating expenses, net of corporate income, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from unconsolidated investments, depreciation expense, income tax expense, casualty and impairment loss, gain on sale of communities, other real estate activity and net operating income from real estate assets sold or held for sale. Management considers NOI to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level property management overhead or financing-related costs. NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets.

In conjunction with our continued centralization of operating activities into a shared services model, we changed our presentation for centralized shared service costs to reflect these platform costs in property management and other indirect operating expenses, net of corporate income for all periods presented. Total property management and other indirect operating expenses, net of corporate income for the three months ended March 31, 2023 as presented in the following tables includes $3,152,000 of shared services costs for this change.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Residential NOI represents results attributable to our apartment rental operations, including parking and other ancillary residential revenue. Reconciliations of NOI and Residential NOI for the three months ended March 31, 2024 and 2023 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended March 31,
	2024	2023

Net income	$173,557	$146,775
Property management and other indirect operating expenses, net of corporate income	35,204	33,936
Expensed transaction, development and other pursuit costs, net of recoveries	4,245	2,992
Interest expense, net	54,766	56,821
General and administrative expense	20,331	20,400
Income from unconsolidated investments	(10,847)	(4,845)
Depreciation expense	212,269	204,743
Income tax (benefit) expense	(22)	3,560
Casualty and impairment loss	2,935	5,051
Other real estate activity	(71)	(116)
Net operating income from real estate assets sold or held for sale	(426)	(6,950)
NOI	491,941	462,367

Commercial NOI (1)	(8,284)	(8,553)
Residential NOI	$483,657	$453,814
_________________________
(1)Represents results attributable to the commercial and other non-residential operations at our communities ("Commercial").

The following presents our Residential NOI and respective changes for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 (unaudited, dollars in thousands):

	For the three months ended March 31,
	2024	2023	2024 to 2023

Same Store	$463,741	$447,070	$16,671
Other Stabilized	15,563	7,034	8,529
Development / Redevelopment	4,353	(290)	4,643
Total	$483,657	$453,814	$29,843

The 3.7% increase in our Same Store Residential NOI for the three months ended March 31, 2024 is due to an increase in Residential revenue of $26,845,000, or 4.2%, partially offset by an increase in Residential property operating expenses of $10,174,000, or 5.2%, over the prior year period.

Rental and other income increased $37,422,000, or 5.6%, for the three months ended March 31, 2024, compared to the prior year period, primarily due to the increased rental revenue from our Same Store communities, discussed below.

Consolidated Communities — The weighted average number of occupied apartment homes for consolidated communities increased to 78,829 apartment homes for the three months ended March 31, 2024, compared to 77,482 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $2,999 for the three months ended March 31, 2024, compared to $2,892 in the prior year period.

Same Store Communities — The following table presents the change in Same Store Residential revenue, including the attribution of the change between average revenue per occupied home and Economic Occupancy (as defined below) for the three months ended March 31, 2024 (unaudited, dollars in thousands).

	For the three months ended March 31,
	2024	2023	2024 to 2023	2024 to 2023	2024	2023	2024 to 2023	2024	2023	2024 to 2023
	Residential revenue				Average monthly revenue per occupied home			Economic Occupancy (1)
			$ Change	% Change			% Change		% Change
New England	$96,557	$92,173	$4,384	4.8%	$3,374	$3,205	5.3%	96.1%	96.6%	(0.5)%
Metro NY/NJ	133,711	128,605	5,106	4.0%	3,647	3,497	4.3%	95.7%	96.0%	(0.3)%
Mid-Atlantic	101,206	97,766	3,440	3.5%	2,445	2,362	3.5%	95.3%	95.3%	—%
Southeast Florida	23,954	23,545	409	1.7%	2,879	2,829	1.8%	97.7%	97.8%	(0.1)%
Denver, CO	10,066	9,787	279	2.9%	2,290	2,216	3.3%	95.2%	95.6%	(0.4)%
Pacific Northwest	42,023	40,822	1,201	2.9%	2,706	2,653	2.0%	96.3%	95.4%	0.9%
Northern California	106,138	104,352	1,786	1.7%	3,034	2,974	2.0%	96.1%	96.4%	(0.3)%
Southern California	147,426	137,187	10,239	7.5%	2,850	2,649	7.6%	96.1%	96.2%	(0.1)%
Other Expansion Regions	8,146	8,145	1	—%	2,079	2,068	0.5%	94.6%	95.1%	(0.5)%
Total Same Store	$669,227	$642,382	$26,845	4.2%	$2,967	$2,842	4.4%	95.9%	96.1%	(0.2)%
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

Same Store uncollectible lease revenue decreased for the three months ended March 31, 2024 by $5,519,000. Uncollectible lease revenue was impacted by a decrease in government rent relief of $1,427,000 for the three months ended March 31, 2024, from the prior year period. Adjusting to remove the impact of rent relief, uncollectible lease revenue as a percentage of Same Store Residential revenue decreased to 1.9% in the three months ended March 31, 2024 from 3.0% in the three months ended March 31, 2023.

Direct property operating expenses, excluding property taxes, increased $9,082,000, or 7.0%, for the three months ended March 31, 2024, compared to the prior year period, primarily due to the addition of newly developed apartment communities as well as increased Residential operating expenses at our Same Store communities as discussed below.

Same Store Residential direct property operating expenses, excluding property taxes, increased $6,758,000, or 5.4%, for the three months ended March 31, 2024, compared to the prior year period, primarily due to increased utility costs from our bulk internet offering and trash, as well as maintenance costs.

Property taxes increased $5,285,000, or 7.1%, for the three months ended March 31, 2024, compared to the prior year period, primarily due to the addition of newly developed apartment communities and increases for our Same Store Residential portfolio, partially offset by decreased property taxes from dispositions.

Same Store Residential property taxes increased $3,416,000, or 4.8%, for the three months ended March 31, 2024, compared to the prior year period, due to increased assessments across the portfolio, successful appeals in the prior year period and the expiration of property tax incentive programs primarily at certain of our properties in New York City. The expiration of property tax incentive programs represents $1,476,000 or 43% of the 4.8% increase in property taxes for the three months ended March 31, 2024.

Property management and other indirect operating expenses increased $2,002,000, or 5.7%, for the three months ended March 31, 2024, compared to the prior year period, primarily due to increased costs related to initiatives to improve future efficiency in services for residents and prospects and investments in technology.

Expensed transaction, development and other pursuit costs, net of recoveries primarily reflect costs incurred for write downs and abandonment of Development Rights and development pursuits not yet considered probable for development, as well as costs related to abandoned acquisition and disposition pursuits, offset by any recoveries of costs incurred. In periods of increased acquisition pursuit activity, periods of economic downturn or when there is limited access to capital, these costs can be volatile and may vary significantly from year to year. In addition, the timing for potential recoveries will not always align with the timing for expensing an abandoned pursuit. Expensed transaction, development and other pursuit costs, net of recoveries, was $4,245,000 and $2,992,000 for the three months ended March 31, 2024 and 2023, respectively.

Interest expense, net decreased $2,055,000, or 3.6% for the three months ended March 31, 2024, compared to the prior year period. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, interest income and any mark-to-market impact from derivatives not in qualifying hedge relationships. The decrease for the three months ended March 31, 2024 is primarily due to a decrease in amounts of unsecured indebtedness from the repayment of the variable rate unsecured term loan in the prior year, as well as an increased capitalized interest, compared to the prior year period.

Depreciation expense increased $7,526,000, or 3.7%, for the three months ended March 31, 2024, compared to the prior year period, primarily due to the addition of newly developed apartment communities.

Casualty and impairment loss for the three months ended March 31, 2024 and 2023 of $2,935,000 and $5,051,000, respectively, for the property and casualty damage to certain of our communities. The charge for the three months ended March 31, 2024 relates to damage at communities in California from extensive rainfall and a fire at a community in New Jersey. The charge for the three months ended March 31, 2023 relates to damage across certain communities in our Northeast and California regions related to severe weather.

Income from unconsolidated investments increased $6,002,000 for the three months ended March 31, 2024, compared to the prior year period, primarily due to unrealized property technology investments gains.

Income tax expense of $3,560,000 for the three months ended March 31, 2023 was primarily related to The Park Loggia.

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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended March 31,
	2024	2023

Net income attributable to common stockholders	$173,449	$146,902
Depreciation - real estate assets, including joint venture adjustments	211,347	203,280
Distributions to noncontrolling interests	—	12
Loss on sale of previously depreciated real estate	70	13
Casualty loss and impairment on real estate	2,935	5,051
FFO attributable to common stockholders	387,801	355,258

Adjusting items:
Unconsolidated entity gains, net (1)	(8,385)	(3,056)
Structured Investment Program loan reserve (2)	58	(19)
Hedge accounting activity	39	228
Advocacy contributions	75	—
Executive transition compensation costs	104	347
Severance related costs	211	1,173
Expensed transaction, development and other pursuit costs, net of recoveries	3,134	2,451
Other real estate activity	(141)	(129)
For-sale condominium imputed carry cost (3)	20	255
Legal settlements and costs	864	(98)
Income tax (benefit) expense (4)	(22)	3,560
Core FFO attributable to common stockholders	$383,758	$359,970

Weighted average common shares outstanding - diluted	142,222,755	140,023,810

Earnings per common share - diluted	$1.22	$1.05
FFO per common share - diluted	$2.73	$2.54
Core FFO per common share - diluted	$2.70	$2.57
_________________________
(1)Amounts consist primarily of net unrealized gains on technology investments.
(2)Reflects changes to expected credit losses associated with our lending commitments primarily under our SIP. The timing and amount of actual losses that will be incurred, if any, is to be determined.
(3)Represents the imputed carry cost of for-sale residential condominiums at The Park Loggia. We compute this adjustment by multiplying the total capitalized cost of completed and unsold for-sale residential condominiums by our weighted average unsecured debt effective interest rate.
(4)Amount for the three months ended March 31, 2023 is primarily for the recognition of taxes associated with The Park Loggia.

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

We had cash, cash equivalents and restricted cash of $423,550,000 at March 31, 2024, a decrease of $107,410,000 from $530,960,000 at December 31, 2023. The following discussion relates to changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities.

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands):

	For the three months ended March 31,
	2024	2023
Net cash provided by operating activities	$412,905	$396,118
Net cash used in investing activities	$(265,818)	$(267,339)
Net cash used in financing activities	$(254,497)	$(486,960)
•Net cash provided by operating activities increased primarily due to increases in NOI.

•Net cash used in investing activities was primarily due to (i) investment of $207,568,000 in the development and redevelopment of communities and (ii) capital expenditures of $38,690,000 for our wholly-owned communities and non-real estate assets.

•Net cash used in financing activities was primarily due to payment of cash dividends in the amount of $237,005,000.

Variable Rate Unsecured Credit Facility

The $2,250,000,000 Credit Facility matures in September 2026. The interest rate that would be applicable to borrowings under the Credit Facility is 6.15% at April 30, 2024 and is composed of (i) the Secured Overnight Financing Rate ("SOFR"), applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.805% per annum, which consists of a 0.10% SOFR adjustment plus 0.705% per annum, assuming a daily SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.63% to SOFR plus 1.38% based upon the rating of our unsecured senior notes. There is also an annual facility commitment fee of 0.12% of the borrowing capacity under the facility, which can vary from 0.095% to 0.295% based upon the rating of our unsecured senior notes. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases by meeting or missing targets related to environmental sustainability, specifically greenhouse gas emission reductions, with the adjustment determined annually. The first determination under the sustainability-linked pricing component occurred in July 2023, resulting in reductions of approximately 0.02% to the interest rate margin and 0.005% to the commitment fee due to our achievement of sustainability targets.

The availability on the Credit Facility as of April 30, 2024 is as follows (dollars in thousands):

April 30, 2024

Credit Facility commitment	$2,250,000
Credit Facility outstanding	—
Commercial paper outstanding	(130,000)
Letters of credit outstanding (1)	(1,914)
Total Credit Facility available	$2,118,086
_____________________________________
(1)In addition, we had $67,010 outstanding in additional letters of credit unrelated to the Credit Facility as of April 30, 2024.

Commercial Paper Program

We have a Commercial Paper Program with the maximum aggregate face or principal amount outstanding at any one time not to exceed $500,000,000. Under the terms of the Commercial Paper Program, we may issue, from time to time, unsecured commercial paper notes with varying maturities of less than one year. The Commercial Paper Program is backstopped by our commitment to maintain available borrowing capacity under the Credit Facility in an amount equal to actual borrowings under the Commercial Paper Program. As of April 30, 2024, we had $130,000,000 outstanding under the Commercial Paper Program at a weighted average contractual interest rate of 5.5%.

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

We were in compliance with these covenants at March 31, 2024.

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

Continuous Equity Offering Program

Under our continuous equity program (the "CEP"), we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. During the three months ended March 31, 2024 and through April 30, 2024, we did not have any sales under this program. As of April 30, 2024, we had $705,961,000 remaining authorized for issuance under this program.

Stock Repurchase Program

We have a stock repurchase program under which we may acquire shares of our common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "Stock Repurchase Program"). During the three months ended March 31, 2024 and through April 30, 2024, we had no repurchases of shares under this program. As of April 30, 2024, we had $314,237,000 remaining authorized for purchase under this program.

Interest Rate Swap Agreements

During the three months ended March 31, 2024, we entered into $50,000,000 of new forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of our anticipated future debt issuance activity. As of March 31, 2024, we had $250,000,000 in aggregate outstanding pay fixed interest rate swap agreements that were entered into as hedges of changes in interest rates for our anticipated future debt issuance activity. We expect to cash settle the swaps and either pay or receive cash for the then current fair value. Assuming that we issue the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

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

The following table details our consolidated debt obligations, including the effective interest rate and contractual maturity dates, and principal payments for periodic amortization and maturities for the next five years, excluding our Credit Facility and Commercial Paper Program and amounts outstanding related to communities classified as held for sale, for debt outstanding at March 31, 2024 and December 31, 2023 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest other than as disclosed related to the AVA Arts District construction loan (see "Unconsolidated Operating Communities" for further discussion of the construction loan).

	Effective interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Debt				12/31/2023	3/31/2024	2024	2025	2026	2027	2028	Thereafter
Tax-exempt bonds
Variable rate
Avalon Acton	4.68%	Jul-2040	(3)	$45,000	$45,000	$—	$—	$—	$—	$—	$45,000
Avalon Clinton North	5.33%	Nov-2038	(3)	126,400	126,400	—	—	—	700	2,800	122,900
Avalon Clinton South	5.33%	Nov-2038	(3)	104,500	104,500	—	—	—	600	2,300	101,600
Avalon Midtown West	5.28%	May-2029	(3)	76,600	76,600	6,800	7,300	8,100	8,800	9,600	36,000
Avalon San Bruno I	5.22%	Dec-2037	(3)	57,650	56,850	1,400	2,400	2,600	2,800	3,000	44,650
				410,150	409,350	8,200	9,700	10,700	12,900	17,700	350,150
Conventional loans
Fixed rate
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	300,000	—	—	—	—	—
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	525,000	—	—	—	—
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	300,000	—	—	—	—
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	475,000	—	—	—
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	300,000	—	—	—
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	400,000	—	—
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	450,000	—
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	—	—	450,000
$700 million unsecured notes	2.69%	Mar-2030		700,000	700,000	—	—	—	—	—	700,000
$600 million unsecured notes	2.65%	Jan-2031		600,000	600,000	—	—	—	—	—	600,000
$700 million unsecured notes	2.16%	Jan-2032		700,000	700,000	—	—	—	—	—	700,000
$400 million unsecured notes	2.03%	Dec-2028		400,000	400,000	—	—	—	—	400,000	—
$350 million unsecured notes	4.38%	Feb-2033		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	5.19%	Dec-2033		400,000	400,000	—	—	—	—	—	400,000
Avalon Walnut Creek	4.00%	Jul-2066		4,501	4,501	—	—	—	—	—	4,501
eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	41,400	—	—
eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	111,500	—	—
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	32,200	—	—
Avalon San Bruno III	2.38%	Mar-2027		51,000	51,000	—	—	—	51,000	—	—
Avalon Cerritos	3.35%	Aug-2029		30,250	30,250	—	—	—	—	—	30,250
Avalon West Plano	5.97%	May-2029		63,041	63,041	593	1,065	1,111	1,159	1,202	57,911
				7,633,892	7,633,892	300,593	826,065	776,111	637,259	851,202	4,242,662

Total indebtedness - excluding Credit Facility and Commercial Paper				$8,044,042	$8,043,242	$308,793	$835,765	$786,811	$650,159	$868,902	$4,592,812
_________________________
(1)Rates are as of March 31, 2024 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark-to-market amortization and other fees.
(2)Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $42,194 and $43,848 as of March 31, 2024 and December 31, 2023, respectively, deferred financing costs and debt discount associated with secured notes of $17,777 and $18,372 as of March 31, 2024 and December 31, 2023, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.
(3)Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

In addition to consolidated debt, we have scheduled contractual obligations associated with (i) ground leases for land underlying current operating or development communities and commercial and parking facilities and (ii) office leases for our corporate headquarters and regional offices. As of March 31, 2024, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

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

In evaluating our allocation of capital within our markets, we sell assets that do not meet our long-term investment criteria or when capital and real estate markets allow us to realize a portion of the value created over our ownership periods and redeploy the proceeds from those sales to develop, redevelop and acquire communities. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets that we develop, redevelop or acquire, the immediate effect of a sale of a community for a gain is to increase net income, but reduce future total revenues, total expenses and NOI until such time as the proceeds have been redeployed into revenue generating assets. We believe that the temporary absence of future cash flows from communities sold will not have a material impact on our ability to fund future liquidity and capital resource needs.

Unconsolidated Operating Communities

As of March 31, 2024, we had investments in the following unconsolidated real estate entities accounted for under the equity method of accounting, excluding development joint ventures. See Note 5, "Investments," of the Condensed Consolidated Financial Statements included elsewhere in this report. For joint ventures holding operating apartment communities as of March 31, 2024, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of apartment homes	Total capitalized cost	Debt (1)
				Principal amount		Interest rate	Maturity date
Unconsolidated Real Estate Investments					Type

NYTA MF Investors, LLC
1. Avalon Bowery Place I - New York, NY		206	$216,037	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II - New York, NY		90	91,385	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside - New York, NY (2)		295	213,589	111,295	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea - New York, NY (3)		305	129,250	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line - New York, NY (3)		405	122,492	84,000	Fixed	4.01%	Jan 2029
Total NYTA MF Investors, LLC	20.0%	1,301	772,753	394,734		3.88%

Other Operating Joint Ventures
1. MVP I, LLC - Avalon at Mission Bay II - San Francisco, CA	25.0%	313	129,747	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC - Brandywine - Washington, D.C.	28.7%	305	20,093	18,890	Fixed	3.40%	Jun 2028
3. Avalon Alderwood MF Member, LLC - Avalon Alderwood Place - Lynnwood, WA	50.0%	328	111,209	—	N/A	N/A	N/A
4. Arts District Joint Venture - AVA Arts District - Los Angeles, CA (4)	25.0%	475	286,220	142,348	Variable	7.91%	Aug 2025
Total Other Joint Ventures		1,421	547,269	264,238		5.77%

Total Unconsolidated Real Estate Investments (5)		2,722	$1,320,022	$658,972		4.64%
_____________________________
(1)We have not guaranteed the debt of these unconsolidated investees and bear no responsibility for the repayment other than for the Arts District joint venture as discussed below in note 4.
(2)Borrowing on this community is comprised of two mortgage loans. The interest rate is the weighted average interest rate as of March 31, 2024.
(3)Borrowing on this dual-branded community is comprised of a single mortgage loan. This dual-branded community is subject to a leasehold interest which is not included in the total capitalized cost.
(4)Development of this community was completed during the three months ended March 31, 2024. Remaining development costs related to commitment close-outs, retail improvements and construction true-ups are primarily expected to be funded by the venture's variable rate construction loan. The venture had drawn $142,348 of the $167,147 maximum borrowing capacity of the construction loan as of March 31, 2024. While we guarantee 30% of the maximum borrowing capacity of the construction loan on behalf of the venture, any amounts payable under the guarantee are obligations of the venture partners in proportion to ownership interest, and in the event we are obligated to perform under the construction loan guarantee, the joint venture partner is obligated to reimburse us for 75% of amounts paid. The venture anticipates replacing the construction loan with long-term financing prior to the final maturity of the construction loan.
(5)In addition to leasehold assets, there were net other assets of $34,991 as of March 31, 2024 associated with our unconsolidated real estate investments which are primarily cash and cash equivalents.

Development Communities

As of March 31, 2024, we owned or held a direct interest in 17 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 6,064 apartment homes and 59,000 square feet of commercial space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,500,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate.

The following table presents a summary of the Development Communities.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy	Estimated completion	Estimated stabilized operations (2)
1.	Avalon Amityville Amityville, NY	338	$134	Q2 2021	Q3 2023	Q2 2024	Q4 2024
2.	Avalon Bothell Commons I Bothell, WA	467	236	Q2 2021	Q3 2023	Q3 2024	Q1 2025
3.	Avalon Westminster Promenade Westminster, CO	312	112	Q3 2021	Q2 2024	Q3 2024	Q2 2025
4.	Avalon West Dublin Dublin, CA	499	267	Q3 2021	Q4 2023	Q4 2024	Q2 2025
5.	Avalon Montville Montville, NJ	349	127	Q4 2021	Q4 2023	Q3 2024	Q4 2024
6.	Avalon Redmond Campus (3) Redmond, WA	214	89	Q4 2021	Q1 2024	Q2 2024	Q4 2024
7.	Avalon Governor's Park Denver, CO	304	135	Q1 2022	Q3 2024	Q4 2024	Q2 2025
8.	Avalon West Windsor (4) West Windsor, NJ	535	211	Q2 2022	Q3 2025	Q3 2026	Q1 2027
9.	Avalon Durham (5) Durham, NC	336	125	Q2 2022	Q2 2024	Q3 2024	Q2 2025
10.	Avalon Annapolis Annapolis, MD	508	201	Q3 2022	Q3 2024	Q3 2025	Q2 2026
11.	Kanso Milford Milford, MA	162	63	Q4 2022	Q1 2024	Q3 2024	Q1 2025
12.	Avalon Lake Norman (5) Mooresville, NC	345	101	Q1 2023	Q1 2025	Q1 2026	Q3 2026
13.	Avalon Hunt Valley West Hunt Valley, MD	322	109	Q2 2023	Q1 2025	Q1 2026	Q3 2026
14.	Avalon South Miami (4) South Miami, FL	290	186	Q3 2023	Q3 2025	Q1 2026	Q3 2026
15.	Avalon Princeton Shopping Center Princeton, NJ	200	82	Q3 2023	Q1 2025	Q2 2025	Q4 2025
16.	Avalon Wayne Wayne, NJ	473	174	Q4 2023	Q2 2025	Q3 2026	Q1 2027
17.	Avalon Parsippany Parsippany, NJ	410	148	Q4 2023	Q4 2025	Q4 2026	Q2 2027
	Total	6,064	$2,500
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

Development Rights

At March 31, 2024, we had $211,546,000 in acquisition and related capitalized costs for direct interests in 10 land parcels we own. In addition, we had $65,236,000 in capitalized costs (including legal fees, design fees and related overhead costs) consisting of $54,038,000 included as deferred development rights and the balance included in our unconsolidated investments, with these amounts related to (i) 19 Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land, as well as (ii) costs incurred for three Development Rights that we expect to construct as additional phases of our existing stabilized operating communities on land we own. Collectively, the land held for development and associated costs for deferred development rights relate to 32 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 11,167 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. For the three months ended March 31, 2024, we incurred a charge of $4,245,000 for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed.

Structured Investment Program

As of April 30, 2024, we had seven commitments to fund up to $191,585,000 in the aggregate under the SIP. As of April 30, 2024, our investment commitments had a weighted average rate of return of 11.5% and a weighted average initial maturity date of December 2026. As of April 30, 2024, we had funded $124,665,000 of these commitments. See Note 5, "Investments," of the Condensed Consolidated Financial Statements included elsewhere in this report.

You should carefully review Part I, Item 1A. "Risk Factors" of our Form 10-K, as well as the discussion under Part II, Item 1A. "Risk Factors" in this report, for a discussion of the risks associated with our investment activity.

Forward-Looking Statements
This Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "project," "plan," "may," "shall," "will," "pursue" and other similar expressions in this Form 10-Q, that predict or indicate future events and trends and that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

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
•the real estate markets in regions in which we operate and in general;
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk as disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4.    CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)Changes in internal controls over financial reporting.

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As disclosed in Note 7, "Commitments and Contingencies" of the Condensed Consolidated Financial Statements in Part I, Item 1 of this report, we are engaged in certain legal proceedings, and the disclosure set forth in Note 7, "Commitments and Contingencies" relating to legal and other contingencies is incorporated herein by reference.

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors that could materially affect our business, financial condition or future results discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 in Part I, Item 1A. "Risk Factors." The risks described in our Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors since December 31, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1 - January 31, 2024	69	$183.29	—	$314,237
February 1 - February 29, 2024	4,070	$178.30	—	$314,237
March 1 - March 31, 2024	87,307	$178.14	—	$314,237
Total	91,446	$178.15	—
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

As announced by the Company on February 13, 2024, W. Edward Walter, a director on the Company’s Board of Directors (the “Board”), has decided to retire from the Board at the time of our 2024 Annual Meeting of Stockholders. Promptly following his departure, Mr. Walter will receive shares of common stock of the Company in respect of all of his vested deferred stock units received pursuant to our Directors’ Deferred Compensation Program. On February 28, 2024, Mr. Walter adopted a Rule 10b5-1 trading arrangement (the “10b5-1 Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The 10b5-1 Plan is effective from May 29, 2024 until December 31, 2024 and covers the sale of up to 12,177 shares of common stock to be received by Mr. Walter in respect of his deferred stock units (plus any shares of common stock received from dividend equivalents on such units). None of the Company’s other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended March 31, 2024.

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
Indenture for Debt Securities, dated as of February 23, 2024, between the Company and U.S. Bank Trust Company, National Association. (Incorporated by reference to Exhibit 4.8 to Form 10-K of the Company filed February 23, 2024.)

10.1+	—	2024 Amended and Restated Directors Deferred Compensation Program. (Incorporated by reference to Exhibit 10.4 to Form 10-K of the Company filed February 23, 2024.)
10.2+	—	Form of Director Restricted Stock Unit Agreement (2024). (Incorporated by reference to Exhibit 10.7 to Form 10-K of the Company filed February 23, 2024.)
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)
32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)
101	—
Financial materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) including: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements. (Filed herewith.)

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

AVALONBAY COMMUNITIES, INC.

Date:	May 3, 2024	/s/ Benjamin W. Schall
Benjamin W. Schall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 3, 2024	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)