Form 10-Q
period 2024-06-30
AVALONBAY COMMUNITIES INC
filed 2024-08-06
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

142,216,792 shares of common stock, par value $0.01 per share, were outstanding as of July 31, 2024.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,784,515	$4,720,331
Buildings and improvements	19,684,414	19,438,195
Furniture, fixtures and equipment	1,302,726	1,238,330
	25,771,655	25,396,856
Less accumulated depreciation	(7,811,650)	(7,521,962)
Net operating real estate	17,960,005	17,874,894
Construction in progress, including land	1,122,699	1,268,915
Land held for development	174,997	199,062
Real estate assets held for sale, net	154,887	—
Total real estate, net	19,412,588	19,342,871

Cash and cash equivalents	545,769	397,890
Restricted cash	219,584	133,070
Unconsolidated investments	222,065	220,145
Deferred development costs	48,747	53,122
Prepaid expenses and other assets	455,081	396,442
Right of use lease assets	133,196	134,674
Total assets	$21,037,030	$20,678,214

LIABILITIES AND EQUITY
Unsecured notes, net	$7,655,152	$7,256,152
Variable rate unsecured credit facility and commercial paper, net	—	—
Mortgage notes payable, net	718,879	725,670
Dividends payable	244,082	238,072
Payables for construction	83,912	87,703
Accrued expenses and other liabilities	315,880	310,868
Lease liabilities	151,587	153,232
Accrued interest payable	60,830	57,911
Resident security deposits	65,214	63,815
Total liabilities	9,295,536	8,893,423

Commitments and contingencies

Redeemable noncontrolling interests	—	1,473

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at June 30, 2024 and December 31, 2023; zero shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at June 30, 2024 and December 31, 2023; 142,217,019 and 142,025,456 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,422	1,420
Additional paid-in capital	11,290,907	11,287,626
Accumulated earnings less dividends	421,134	478,156
Accumulated other comprehensive income	28,031	16,116
Total equity	11,741,494	11,783,318
Total liabilities and equity	$21,037,030	$20,678,214

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenue:
Rental and other income	$724,211	$688,148	$1,435,275	$1,361,791
Management, development and other fees	1,830	2,712	3,625	3,778
Total revenue	726,041	690,860	1,438,900	1,365,569

Expenses:
Operating expenses, excluding property taxes	179,595	169,848	355,511	334,680
Property taxes	81,056	74,987	160,836	149,483
Expensed transaction, development and other pursuit costs, net of recoveries	1,417	1,261	5,662	4,253
Interest expense, net	57,078	51,585	111,844	108,406
Depreciation expense	206,923	200,546	419,192	405,289
General and administrative expense	19,586	17,676	39,917	38,076
Casualty and impairment loss	—	—	2,935	5,051
Total expenses	545,655	515,903	1,095,897	1,045,238

Income from unconsolidated investments	4,822	4,970	15,669	9,815
Gain on sale of communities	68,556	187,322	68,486	187,309
Other real estate activity	181	341	322	470

Income before income taxes	253,945	367,590	427,480	517,925
Income tax benefit (expense)	62	217	84	(3,343)

Net income	254,007	367,807	427,564	514,582
Net (income) loss attributable to noncontrolling interests	(73)	116	(181)	243

Net income attributable to common stockholders	$253,934	$367,923	$427,383	$514,825

Other comprehensive income:
Gain on cash flow hedges	4,499	8,826	11,838	8,486
Cash flow hedge (gains) losses reclassified to earnings	(69)	354	77	708
Comprehensive income	$258,364	$377,103	$439,298	$524,019

Earnings per common share - basic:
Net income attributable to common stockholders	$1.78	$2.59	$3.00	$3.65

Earnings per common share - diluted:
Net income attributable to common stockholders	$1.78	$2.59	$3.00	$3.65

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Dollars in thousands)

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive income (loss)	Total equity

Balance at December 31, 2023	$1,420	$11,287,626	$478,156	$16,116	$11,783,318
Net income attributable to common stockholders	—	—	173,449	—	173,449
Gain on cash flow hedges, net	—	—	—	7,339	7,339
Cash flow hedge losses reclassified to earnings	—	—	—	146	146
Dividends declared to common stockholders ($1.70 per share)	—	—	(242,701)	—	(242,701)
Issuance of common stock, net of withholdings	2	(16,226)	467	—	(15,757)
Amortization of deferred compensation	—	8,440	—	—	8,440
Balance at March 31, 2024	$1,422	$11,279,840	$409,371	$23,601	$11,714,234
Net income attributable to common stockholders	—	—	253,934	—	253,934
Gain on cash flow hedges, net	—	—	—	4,499	4,499
Cash flow hedge gains reclassified to earnings	—	—	—	(69)	(69)
Noncontrolling interest activity	—	(77)	—	—	(77)
Dividends declared to common stockholders ($1.70 per share)	—	—	(242,173)	—	(242,173)
Issuance of common stock, net of withholdings	—	(153)	2	—	(151)
Amortization of deferred compensation	—	11,297	—	—	11,297
Balance at June 30, 2024	$1,422	$11,290,907	$421,134	$28,031	$11,741,494

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive income (loss)	Total equity

Balance at December 31, 2022	$1,400	$10,765,508	$485,221	$1,424	$11,253,553
Net income attributable to common stockholders	—	—	146,902	—	146,902
Loss on cash flow hedges, net	—	—	—	(340)	(340)
Cash flow hedge losses reclassified to earnings	—	—	—	354	354
Noncontrolling interest activity	—	—	(286)	—	(286)
Dividends declared to common stockholders ($1.65 per share)	—	—	(230,958)	—	(230,958)
Issuance of common stock, net of withholdings	1	(11,554)	1,590	—	(9,963)
Repurchase of common stock, including repurchase costs	—	(539)	(590)	—	(1,129)
Amortization of deferred compensation	—	11,123	—	—	11,123
Balance at March 31, 2023	$1,401	$10,764,538	$401,879	$1,438	$11,169,256
Net income attributable to common stockholders	—	—	367,923	—	367,923
Gain on cash flow hedges, net	—	—	—	8,826	8,826
Cash flow hedge losses reclassified to earnings	—	—	—	354	354
Noncontrolling interest activity	—	—	(367)	—	(367)
Dividends declared to common stockholders ($1.65 per share)	—	—	(234,774)	—	(234,774)
Issuance of common stock, net of withholdings	19	494,643	43	—	494,705
Repurchase of common stock, including repurchase costs	—	(369)	(413)	—	(782)
Amortization of deferred compensation	—	10,424	—	—	10,424
Balance at June 30, 2023	$1,420	$11,269,236	$534,291	$10,618	$11,815,565

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$427,564	$514,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	419,192	405,289
Amortization of deferred financing costs and debt discount	6,608	6,352
Amortization of stock-based compensation	13,494	15,115
Equity in (income) loss of, and return on, unconsolidated investments and noncontrolling interests, net of eliminations	(4,572)	622
Impairment loss	1,415	2,407
Abandonment of development pursuits	5,662	4,253
Cash flow hedge losses reclassified to earnings	77	708
Gain on sale of real estate assets	(68,705)	(188,078)
Increase in prepaid expenses and other assets	(12,171)	(28,456)
Increase in accrued expenses, other liabilities and accrued interest payable	4,332	9,785
Net cash provided by operating activities	792,896	742,579

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(439,900)	(453,139)
Acquisition of real estate assets	(62,192)	—
Capital expenditures - existing real estate assets	(84,500)	(73,746)
Capital expenditures - non-real estate assets	(2,536)	(8,106)
(Decrease) increase in payables for construction	(3,791)	16,159
Proceeds from sale of real estate and for-sale condominiums, net of selling costs	176,325	252,904
Note receivable lending	(42,510)	(27,108)
Note receivable payments	237	230
Distributions from unconsolidated entities	—	3,859
Unconsolidated investments	(4,936)	(8,930)
Net cash used in investing activities	(463,803)	(297,877)

Cash flows from financing activities:
Issuance of common stock, net	3,971	494,959
Repurchase of common stock, net	—	(1,911)
Dividends paid	(478,533)	(454,323)
Repayments of mortgage notes payable, including prepayment penalties	(7,981)	(7,401)
Issuance of unsecured notes	398,787	—
Repayment of unsecured notes	—	(250,000)
Payment of deferred financing costs	(3,572)	(662)
Receipt for termination of forward interest rate swaps	16,839	—
Payments related to tax withholding for share-based compensation	(16,384)	(10,509)
Noncontrolling interests, joint venture and preferred equity transactions	(7,827)	(2,102)
Net cash used in financing activities	(94,700)	(231,949)

Net increase in cash, cash equivalents and restricted cash	234,393	212,753

Cash, cash equivalents and restricted cash, beginning of period	530,960	734,245
Cash, cash equivalents and restricted cash, end of period	$765,353	$946,998

Cash paid during the period for interest, net of amount capitalized	$102,184	$94,241
See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$545,769	$769,622
Restricted cash	219,584	177,376
Cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$765,353	$946,998

Supplemental disclosures of non-cash investing and financing activities:

During the six months ended June 30, 2024:

•As described in Note 4, "Equity," the Company issued 248,420 shares of common stock as part of the Company's stock-based compensation plans, of which 146,725 shares related to the conversion of performance awards to shares of common stock, and the remaining 101,695 shares valued at $17,505,000 were issued in connection with new stock grants; 12,290 shares valued at $1,972,000 were issued in conjunction with the conversion of deferred stock awards; 1,891 shares valued at $341,000 were issued through the Company's dividend reinvestment plan; 92,333 shares valued at $16,460,000 were withheld to satisfy employees' tax withholding and other liabilities; and 2,702 restricted shares with an aggregate value of $506,000 were forfeited.

•Common stock dividends declared but not paid totaled $242,576,000.

•The Company recorded (i) an increase to prepaid expenses and other assets of $11,838,000 and a corresponding adjustment to accumulated other comprehensive income; and (ii) reclassified $77,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company's derivative and hedging activity.

During the six months ended June 30, 2023:

•The Company issued 152,708 shares of common stock as part of the Company's stock-based compensation plans, of which 60,016 shares related to the conversion of performance awards to shares of common stock, and the remaining 92,692 shares valued at $16,472,000 were issued in connection with new stock grants; 1,703 shares valued at $293,000 were issued through the Company's dividend reinvestment plan; 62,215 shares valued at $10,509,000 were withheld to satisfy employees' tax withholding and other liabilities; and 566 restricted shares with an aggregate value of $108,000 were forfeited.

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

At June 30, 2024, the Company owned or held a direct or indirect ownership interest in 300 apartment communities containing 91,399 apartment homes in 12 states and the District of Columbia, of which 17 communities were under development. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 30 communities that, if developed as expected, will contain an estimated 9,991 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "Form 10-K"). The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

Earnings per Common Share

Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of shares outstanding during the period. All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common stockholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per common share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per common share on a diluted basis. Diluted earnings per common share was computed using the treasury stock method for performance awards, options and participating securities. The Company's earnings per common share are determined as follows (dollars in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Basic and diluted shares outstanding
Weighted average common shares - basic	142,004,857	141,779,951	141,953,462	140,773,339
Weighted average DownREIT units outstanding	—	6,511	—	7,005
Effect of dilutive securities	385,009	337,655	352,848	293,620
Weighted average common shares - diluted	142,389,866	142,124,117	142,306,310	141,073,964

Calculation of Earnings per Common Share - basic
Net income attributable to common stockholders	$253,934	$367,923	$427,383	$514,825
Net income allocated to unvested restricted shares	(488)	(645)	(827)	(919)
Net income attributable to common stockholders - basic	$253,446	$367,278	$426,556	$513,906

Weighted average common shares - basic	142,004,857	141,779,951	141,953,462	140,773,339

Earnings per common share - basic	$1.78	$2.59	$3.00	$3.65

Calculation of Earnings per Common Share - diluted
Net income attributable to common stockholders	$253,934	$367,923	$427,383	$514,825
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	—	13	—	25
Net income attributable to common stockholders - diluted	$253,934	$367,936	$427,383	$514,850

Weighted average common shares - diluted	142,389,866	142,124,117	142,306,310	141,073,964

Earnings per common share - diluted	$1.78	$2.59	$3.00	$3.65

Certain options to purchase shares of common stock in the amounts of 38,231 and 303,784 were outstanding as of June 30, 2024 and 2023, respectively, but were not included in the computation of diluted earnings per common share because such options were anti-dilutive for the period.

Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, "Hedging Derivatives") for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into Hedging Derivatives for trading or other speculative purposes. The Company assesses the effectiveness of qualifying cash flow and fair value hedges, both at inception and on an ongoing basis. The fair values of Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair values of Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of interest expense, net. For the Hedging Derivatives that qualify as effective cash flow hedges, the Company records the cumulative changes in the Hedging Derivatives fair value in accumulated other comprehensive income. Amounts recorded in accumulated other comprehensive income will be reclassified into earnings in the periods earnings are affected by the hedged cash flow. The effective portion of the change in fair value of the Hedging Derivatives that qualify as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding hedged item. Receipts or payments associated with the gains and losses on the Company’s cash flow hedges are presented as a component of cash flows from financing activities in the period the hedges are terminated and the payments for the Company’s derivatives that are not qualifying for hedging relationships are presented as a component of cash flows from operating activities. See Note 11, “Fair Value,” for further discussion of derivative financial instruments.

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

Income Taxes

The Company recognized an income tax benefit of $62,000 and $84,000 for the three and six months ended June 30, 2024, respectively, and an income tax benefit of $217,000 and an income tax expense of $3,343,000 for the three and six months ended June 30, 2023, respectively. The income tax expense for the six months ended June 30, 2023 is primarily related to The Park Loggia.

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

The following table details the Company’s revenue disaggregated by reportable operating segment, further discussed in Note 8, “Segment Reporting,” for the three and six months ended June 30, 2024 and 2023. Segment information for total revenue excludes real estate assets that were sold from January 1, 2023 through June 30, 2024, or otherwise qualify as held for sale as of June 30, 2024, as described in Note 6, "Real Estate Disposition Activities" (dollars in thousands):

	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the three months ended June 30, 2024
Management, development and other fees and other ancillary items	$—	$—	$—	$1,830	$1,830
Non-lease related revenue (2)	2,637	1,317	147	—	4,101
Total non-lease revenue (3)	2,637	1,317	147	1,830	5,931

Lease income (4)	670,305	26,245	13,601	—	710,151

Total revenue	$672,942	$27,562	$13,748	$1,830	$716,082

For the three months ended June 30, 2023
Management, development and other fees and other ancillary items	$—	$—	$—	$2,712	$2,712
Non-lease related revenue (2)	2,763	1,136	29	—	3,928
Total non-lease revenue (3)	2,763	1,136	29	2,712	6,640

Lease income (4)	649,251	15,929	222	—	665,402

Total revenue	$652,014	$17,065	$251	$2,712	$672,042

	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the six months ended June 30, 2024
Management, development and other fees and other ancillary items	$—	$—	$—	$3,625	$3,625
Non-lease related revenue (2)	5,048	2,617	247	—	7,912
Total non-lease revenue (3)	5,048	2,617	247	3,625	11,537

Lease income (4)	1,335,082	50,014	21,562	—	1,406,658

Total revenue	$1,340,130	$52,631	$21,809	$3,625	$1,418,195

For the six months ended June 30, 2023
Management, development and other fees and other ancillary items	$—	$—	$—	$3,778	$3,778
Non-lease related revenue (2)	5,436	2,168	29	—	7,633
Total non-lease revenue (3)	5,436	2,168	29	3,778	11,411

Lease income (4)	1,286,083	29,587	226	—	1,315,896

Total revenue	$1,291,519	$31,755	$255	$3,778	$1,327,307
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

Due to the nature and timing of the Company’s identified revenue streams, there were no material amounts of outstanding or unsatisfied performance obligations as of June 30, 2024.

Uncollectible Lease Revenue Reserves

The Company assesses the collectability of its lease revenue and receivables on an ongoing basis by (i) assessing the probability of receiving all lease amounts due on a lease-by-lease basis, (ii) fully reserving for leases where collection of substantially all of the remaining lease payments is not probable and (iii) subsequently, will only recognize revenue to the extent cash is received. If the Company determines that collection of the remaining lease payments becomes probable at a future date, the Company will recognize the cumulative revenue that would have been recorded under the original lease agreement.

In addition to the specific reserves recognized under ASC 842, the Company also evaluates its lease receivables for collectability at a portfolio level under ASC 450, Contingencies – Loss Contingencies. The Company recognizes a reserve under ASC 450 when the uncollectible revenue is probable and reasonably estimable. The Company applies this reserve to the Company’s revenue and receivables not addressed as part of the specific ASC 842 reserve.

The Company recorded an aggregate offset to income for uncollectible lease revenue, net of amounts received from government rent relief programs, for its residential and commercial portfolios of $12,300,000 and $13,333,000 for the three months ended June 30, 2024 and 2023, respectively, and $23,782,000 and $30,304,000 for the six months ended June 30, 2024 and 2023, respectively, under ASC 842 and ASC 450.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which requires disclosures of significant segment expenses provided to the chief operating decision maker (“CODM”) and will be effective for annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025. The Company is assessing the standard and does not expect the standard to have a material effect on the Company’s financial position or results of operations.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires (i) a tabular rate reconciliation of the reported income tax expense (benefit) from continuing operations into specific categories, (ii) separate disclosure for any reconciling items within certain categories above a quantitative threshold, (iii) disclosure of income taxes paid disaggregated by federal, state and material jurisdictions and (iv) disclosure of income tax expense from continuing operations disaggregated by federal and state. The new standard will be effective for annual periods beginning January 1, 2025. The Company is assessing the standard and does not expect the standard to have a material effect on the Company’s financial position or results of operations.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $11,207,000 and $11,606,000 for the three months ended June 30, 2024 and 2023, respectively, and $22,798,000 and $22,624,000 for the six months ended June 30, 2024 and 2023, respectively.

3.  Debt

The Company's debt, which consists of unsecured notes, mortgage notes payable, the Credit Facility and the Commercial Paper Program, each as defined below, as of June 30, 2024 and December 31, 2023 is summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of June 30, 2024 and December 31, 2023, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities"). The weighted average interest rates in the following table for secured and unsecured notes include costs of financing such as credit enhancement fees, trustees' fees, the impact of interest rate hedges and mark-to-market adjustments.

	June 30, 2024		December 31, 2023

Fixed rate unsecured notes	$7,700,000	3.4%	$7,300,000	3.3%
Fixed rate mortgage notes payable - conventional and tax-exempt	333,811	3.9%	333,892	3.9%
Variable rate mortgage notes payable - conventional and tax-exempt	402,250	5.5%	410,150	5.5%
Total mortgage notes payable and unsecured notes	8,436,061	3.5%	8,044,042	3.5%
Credit Facility	—	—%	—	—%
Commercial paper	—	—%	—	—%
Total principal outstanding	8,436,061	3.5%	8,044,042	3.5%
Less deferred financing costs and debt discount (1)	(62,030)		(62,220)
Total	$8,374,031		$7,981,822
_____________________________________
(1)Excludes deferred financing costs and debt discount associated with the Credit Facility and Commercial Paper Program which are included in prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

The Company has a $2,250,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in September 2026. The interest rate that would be applicable to borrowings under the Credit Facility was 6.14% at June 30, 2024 and was composed of (i) the Secured Overnight Financing Rate ("SOFR"), applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.805% per annum, which consisted of a 0.10% SOFR adjustment plus 0.705% per annum, assuming a daily SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.63% to SOFR plus 1.38% based upon the rating of the Company's unsecured senior notes. There is also an annual facility commitment fee of 0.12% of the borrowing capacity under the facility, which can vary from 0.095% to 0.295% based upon the rating of the Company's unsecured senior notes. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases by meeting or missing targets related to environmental sustainability, specifically greenhouse gas emission reductions, with the adjustment determined annually. The first determination under the sustainability-linked pricing component occurred in July 2023, resulting in reductions of approximately 0.02% to the interest rate margin and 0.005% to the commitment fee due to our achievement of sustainability targets.

The availability on the Company's Credit Facility as of June 30, 2024 and December 31, 2023, respectively, was as follows (dollars in thousands):

	June 30, 2024	December 31, 2023

Credit Facility commitment	$2,250,000	$2,250,000
Credit Facility outstanding	—	—
Commercial paper outstanding	—	—
Letters of credit outstanding (1)	(1,814)	(1,914)
Total Credit Facility available	$2,248,186	$2,248,086
_____________________________________
(1)In addition, the Company had $62,816 and $58,116 outstanding in additional letters of credit unrelated to the Credit Facility as of June 30, 2024 and December 31, 2023, respectively.

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

In May 2024, the Company issued $400,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for proceeds net of underwriting fees of approximately $396,188,000, before considering the impact of other offering costs. The notes mature in June 2034 and were issued at a 5.35% interest rate, resulting in a 5.05% effective rate including the impact of issuance costs and hedging activity.

In the aggregate, secured notes payable mature at various dates from March 2027 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,262,256,000, excluding communities classified as held for sale, as of June 30, 2024).

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at June 30, 2024 were as follows (dollars in thousands):

Year	Secured notes principal payments and maturities	Unsecured notes maturities	Stated interest rate of unsecured notes
2024	$1,612	$300,000	3.50%
2025	10,765	525,000	3.45%
		300,000	3.50%
2026	11,811	475,000	2.95%
		300,000	2.90%
2027	250,159	400,000	3.35%
2028	18,902	450,000	3.20%
		400,000	1.90%
2029	132,661	450,000	3.30%
2030	9,100	700,000	2.30%
2031	9,700	600,000	2.45%
2032	10,400	700,000	2.05%
2033	12,000	350,000	5.00%
		400,000	5.30%
Thereafter	268,951	400,000	5.35%
		350,000	3.90%
		300,000	4.15%
		300,000	4.35%
	$736,061	$7,700,000

The Company was in compliance at June 30, 2024 with customary covenants under the Credit Facility and the indentures under which the unsecured notes were issued.

4.  Equity

As of June 30, 2024 and December 31, 2023, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the six months ended June 30, 2024, the Company:

i.issued 14,122 shares of common stock in connection with stock options exercised;
ii.issued 1,891 shares of common stock through the Company's dividend reinvestment plan;
iii.issued 248,420 shares of common stock in connection with restricted stock grants and the conversion of performance awards to shares of common stock;
iv.issued 12,290 shares of common stock in connection with the conversion of deferred stock awards;
v.issued 9,875 shares of common stock through the Employee Stock Purchase Plan;
vi.withheld 92,333 shares of common stock to satisfy employees' tax withholding and other liabilities; and
vii.canceled 2,702 shares of restricted common stock upon forfeiture.

Deferred compensation granted under the Company's Second Amended and Restated 2009 Equity Incentive Plan (the "Plan") does not impact the Company's Condensed Consolidated Financial Statements until recognized as compensation cost.

The Company has a continuous equity program (the "CEP") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. During the three and six months ended June 30, 2024 and 2023, the Company had no sales under this program. As of June 30, 2024, the Company had $705,961,000 remaining authorized for issuance under the CEP.

The Company has a stock repurchase program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "Stock Repurchase Program"). During the three and six months ended June 30, 2024, the Company had no repurchases of shares under this program. During the three and six months ended June 30, 2023, the Company repurchased 4,800 and 11,800 shares of common stock, respectively, at an average price of $162.93 per share and $161.96 per share, respectively. As of June 30, 2024, the Company had $314,237,000 remaining authorized for purchase under this program.

5.  Investments

Investments in Consolidated Real Estate Entities

The following real estate acquisition occurred during the six months ended June 30, 2024 (dollars in thousands):

Community name	Location	Period	Apartment homes	Purchase Price
Avalon at Pier 121	Lewisville, TX	Q2 2024	300	$62,100

The Company accounted for this purchase as an asset acquisition and recorded the acquired assets and assumed liabilities, including identifiable intangibles, at their relative fair values based on the purchase price and acquisition costs incurred. The Company uses third-party pricing or internal models for the value of the land, a valuation model for the value of the building, and an internal model to determine the fair value of the remaining real estate assets and in-place leases. Given the heterogeneous nature of multifamily real estate, the fair values for the land, real estate assets and in-place leases incorporated significant unobservable inputs and therefore are considered to be Level 3 prices within the fair value hierarchy.

Structured Investment Program

The Company operates a Structured Investment Program (the “SIP”), an investment platform through which the Company provides mezzanine loans or preferred equity to third-party multifamily developers. As of June 30, 2024, the Company had seven commitments to fund up to $191,585,000 in the aggregate. The Company's investment commitments have a weighted average rate of return of 11.5% and a weighted average initial maturity date of December 2026. At June 30, 2024, the Company had funded $138,970,000 of these commitments. The Company recognized interest income of $3,940,000 and $1,241,000 for the three months ended June 30, 2024 and 2023, respectively, and $7,116,000 and $2,113,000 for the six months ended June 30, 2024 and 2023, respectively, from the SIP. Interest income and any change in the expected credit loss are included as a component of income from unconsolidated investments, on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company evaluates each SIP commitment to determine the classification as a loan or an investment in a real estate development project. As of June 30, 2024, all of the SIP commitments are classified as loans. The Company includes amounts outstanding under the SIP as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets. The Company evaluates the credit risk for each commitment on an ongoing basis, estimating the reserve for credit losses using relevant available information from internal and external sources. Market-based historical credit loss data provides the basis for the estimation of expected credit losses, with adjustments, if necessary, for differences in current commitment-specific risk characteristics, such as the amount of equity capital provided by a borrower, nature of the real estate being developed or other factors.

Unconsolidated Investments

As of June 30, 2024, the Company had investments in five unconsolidated entities with real estate entities holdings, with ownership interest percentages ranging from 20.0% to 50.0%, coupled with other unconsolidated investments including property technology and environmentally focused companies and investment management funds. For the Arts District joint venture, which owns an apartment community that completed development during the six months ended June 30, 2024 and in which the Company has an ownership interest of 25.0%, the Company has provided the lender a payment guarantee for 30% of the venture's construction loan maximum borrowing capacity, on behalf of the venture. At June 30, 2024, the construction loan had an outstanding balance of $151,288,000 and maximum borrowing capacity of $167,147,000. Any amounts payable under the 30% construction loan guarantee by the Company are obligations of the venture partners in proportion to their ownership interest, and in the event the Company is obligated to perform under its construction loan guarantee, its joint venture partner is obligated to reimburse the Company for 75% of amounts paid.

The Company accounts for its unconsolidated investments under the equity method of accounting, net asset value or under the measurement alternative with the carrying amount of the investment adjusted to fair value when there is an observable transaction for the same or similar investment of the same issuer indicating a change in fair value. The significant accounting policies of the Company's unconsolidated investments are consistent with those of the Company in all material respects. Certain of these investments are subject to various buy‑sell provisions or other rights which are customary in real estate joint venture agreements. The Company and its partners in these entities may initiate these provisions to either sell the Company's interest or acquire the interest from the Company's partner.

Expensed Transaction, Development and Other Pursuit Costs

The Company capitalizes costs associated with its development activities to the basis of land held when future development is probable ("Development Rights"), or if the Company has either not yet acquired the land or if the project is subject to a leasehold interest, the costs are capitalized as deferred development costs. Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. If the Company determines a Development Right is no longer probable, the Company recognizes any necessary expense to write down its basis in the Development Right. The Company assesses its portfolio of land held for development as well as for investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. The Company expensed costs related to development pursuits not yet considered probable for development and other development related activity, in the amounts of $1,417,000 and $1,261,000 for the three months ended June 30, 2024 and 2023, respectively, and $5,662,000 and $4,253,000 for the six months ended June 30, 2024 and 2023, respectively. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Casualty and Impairment of Long-Lived Assets

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset. Based on periodic tests of recoverability of long-lived assets, for the three and six months ended June 30, 2024 and 2023, the Company did not recognize any material impairment losses. For the six months ended June 30, 2024 and 2023, the Company recognized charges of $2,935,000 and $5,051,000, respectively, for the property and casualty damage to certain of the Company's communities, reported as casualty and impairment loss on the accompanying Condensed Consolidated Statements of Comprehensive Income. The charge for the six months ended June 30, 2024, relates to damage at communities in California from extensive rainfall and a fire at a community in New Jersey. The charge for the six months ended June 30, 2023, relates to damage to certain communities in the Northeast and California regions from severe weather.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both whether the carrying value of the investment exceeds the fair value, and the Company's intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. The Company did not recognize any other than temporary impairment losses during the three and six months ended June 30, 2024 and 2023.

6.  Real Estate Disposition Activities

The following real estate sales occurred during the six months ended June 30, 2024 (dollars in thousands):

Community name	Location	Period of sale	Apartment homes	Gross sales price	Gain on disposition (1)	Commercial square feet
AVA Belltown	Seattle, WA	Q2 2024	100	$34,000	$22,673	1,000
AVA North Hollywood	Los Angeles, CA	Q2 2024	156	$62,100	$874	11,000
Avalon Hackensack at Riverside	Hackensack, NJ	Q2 2024	226	$85,600	$44,834	—
_________________________________
(1)    Gain on disposition was reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

At June 30, 2024, the Company had two real estate assets that qualified as held for sale.

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

Subsequently, on November 1, 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc. and 14 owners and/or operators of multifamily housing in the District of Columbia, including the Company, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data. On May 29, 2024, the Superior Court granted, with prejudice, the Company’s motion to dismiss this case as it pertains to the Company. Once the judgment is entered by the court, which had not yet occurred as of June 30, 2024, the District of Columbia will have 30 days to appeal this ruling (unless a greater time period is granted by the court). The Company is unable to predict the outcome or estimate the loss, if any, that would result from the lawsuit if the District of Columbia were to appeal the lawsuit and the appeal were to be granted.

The Company is not currently a defendant of any other cases with allegations similar to those above.

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

As of June 30, 2024 and December 31, 2023, the Company had total operating lease assets of $104,891,000 and $106,146,000, respectively, and lease obligations of $131,606,000 and $133,220,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company incurred costs of $4,206,000 and $4,081,000 for the three months ended June 30, 2024 and 2023, respectively, and $8,377,000 and $8,086,000, respectively, for the six months ended June 30, 2024 and 2023, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease and four leases for portions of parking garages adjacent to apartment communities that are finance leases. As of June 30, 2024 and December 31, 2023, the Company had total finance lease assets of $28,305,000 and $28,528,000, respectively, and total finance lease obligations of $19,981,000 and $20,012,000, respectively, reported as components of right of use lease assets and lease liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

The Company's segment disclosures present the measure(s) used by the CODM for assessing each segment's performance. The Company's CODM is comprised of several members of its executive management team who use net operating income ("NOI") as the primary financial measure for Same Store communities and Other Stabilized communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), property management and other indirect operating expenses, net of corporate income, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from unconsolidated investments, depreciation expense, income tax (benefit) expense, casualty and impairment loss, gain on sale of communities, other real estate activity and net operating income from real estate assets sold or held for sale. The CODM evaluates the Company's financial performance on a consolidated residential and commercial basis. The commercial results attributable to the non-apartment components of the Company's mixed-use communities and other nonresidential operations represent 1.8% of total NOI for both the three months ended June 30, 2024 and 2023 and 1.7% and 1.8% of total NOI for the six months ended June 30, 2024 and 2023, respectively. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income and consistent with how the Company's CODM evaluates total NOI.

In conjunction with the Company’s continued centralization of operating activities into a shared services model, the Company changed its presentation for centralized shared service costs to reflect these platform costs in property management and other indirect operating expenses, net of corporate income for all periods presented. Total property management and other indirect operating expenses, net of corporate income for the three and six months ended June 30, 2023 as presented in the following table includes $3,143,000 and $6,295,000, respectively, of shared services costs for this change.

A reconciliation of NOI to net income for the three and six months ended June 30, 2024 and 2023 is as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net income	$254,007	$367,807	$427,564	$514,582
Property management and other indirect operating expenses, net of corporate income	37,553	32,115	72,757	66,051
Expensed transaction, development and other pursuit costs, net of recoveries	1,417	1,261	5,662	4,253
Interest expense, net	57,078	51,585	111,844	108,406
General and administrative expense	19,586	17,676	39,917	38,076
Income from unconsolidated investments	(4,822)	(4,970)	(15,669)	(9,815)
Depreciation expense	206,923	200,546	419,192	405,289
Income tax (benefit) expense	(62)	(217)	(84)	3,343
Casualty and impairment loss	—	—	2,935	5,051
Gain on sale of communities	(68,556)	(187,322)	(68,486)	(187,309)
Other real estate activity	(181)	(341)	(322)	(470)
Net operating income from real estate assets sold or held for sale	(6,511)	(12,467)	(13,571)	(25,755)
Net operating income	$496,432	$465,673	$981,739	$921,702

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Rental income from real estate assets sold or held for sale	$9,959	$18,818	$20,705	$38,262
Operating expenses from real estate assets sold or held for sale	(3,448)	(6,351)	(7,134)	(12,507)
Net operating income from real estate assets sold or held for sale	$6,511	$12,467	$13,571	$25,755

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table details the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2024. Segment information for the three and six months ended June 30, 2024 and 2023 has been adjusted to exclude the real estate assets that were sold from January 1, 2023 through June 30, 2024, or otherwise qualify as held for sale as of June 30, 2024, as described in Note 6, "Real Estate Disposition Activities."

	For the three months ended		For the six months ended
	Total revenue	NOI	Total revenue	NOI	Gross real estate (1)
For the period ended June 30, 2024
Same Store
New England	$91,816	$63,444	$182,112	$124,532	$2,826,523
Metro NY/NJ	134,396	92,735	268,088	184,648	4,365,817
Mid-Atlantic	103,458	70,888	205,297	142,100	3,754,148
Southeast Florida	24,540	15,886	48,979	31,753	1,099,906
Denver, CO	10,240	7,336	20,369	14,734	505,650
Pacific Northwest	43,817	31,403	87,034	62,386	1,529,151
Northern California	107,553	75,969	214,779	152,011	3,808,982
Southern California	148,654	104,483	296,529	208,526	5,069,842
Other Expansion Regions	8,468	5,678	16,943	11,225	477,609
Total Same Store	672,942	467,822	1,340,130	931,915	23,437,628

Other Stabilized	27,562	19,458	52,631	36,277	1,337,993
Development / Redevelopment	13,748	9,152	21,809	13,547	2,001,561
Land Held for Development	N/A	N/A	N/A	N/A	174,997
Non-allocated (2)	1,830	N/A	3,625	N/A	117,172

Total	$716,082	$496,432	$1,418,195	$981,739	$27,069,351

For the period ended June 30, 2023
Same Store
New England	$87,810	$59,703	$173,974	$117,429	$2,793,327
Metro NY/NJ	129,444	89,585	257,548	179,242	4,357,275
Mid-Atlantic	100,866	70,559	198,977	140,257	3,713,303
Southeast Florida	23,954	15,659	48,367	31,932	1,095,712
Denver, CO	10,060	6,824	19,904	14,106	504,407
Pacific Northwest	42,448	30,369	84,403	60,576	1,517,793
Northern California	106,960	77,141	212,104	152,395	3,777,500
Southern California	142,002	99,188	279,453	194,170	5,004,623
Other Expansion Regions	8,470	5,367	16,789	10,929	474,666
Total Same Store	652,014	454,395	1,291,519	901,036	23,238,606

Other Stabilized	17,065	11,843	31,755	21,521	985,053
Development / Redevelopment	251	(565)	255	(855)	1,176,529
Land Held for Development	N/A	N/A	N/A	N/A	195,115
Non-allocated (2)	2,712	N/A	3,778	N/A	70,212

Total	$672,042	$465,673	$1,327,307	$921,702	$25,665,515
__________________________________
(1)Does not include gross real estate assets held for sale of $233,212 as of June 30, 2024 and gross real estate either sold or classified as held for sale subsequent to June 30, 2023 of $447,160.
(2)Revenue represents third-party property management, developer fees and miscellaneous income and other ancillary items which are not allocated to a reportable segment.

9.  Stock-Based Compensation Plans

As part of its long-term compensation plans, the Company has granted stock options, performance awards and restricted stock under the Plan. Details of the outstanding awards and activity under the Plan for the six months ended June 30, 2024 are presented below.

Stock Options:

	Options	Weighted average exercise price per option
Options Outstanding at December 31, 2023	303,784	$181.99
Granted (1)	13,759	172.11
Exercised	(14,122)	180.13
Forfeited	—	—
Expired	(5,062)	180.32
Options Outstanding at June 30, 2024	298,359	$181.65
Options Exercisable at June 30, 2024	270,837	$181.63
__________________________________
(1)All options are from recipient elections to receive a portion of earned restricted stock awards in the form of stock options.

Performance Awards:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2023	275,202	$210.52
Granted (1)	87,748	178.68
Change in awards based on performance (2)	30,375	216.50
Converted to shares of common stock	(146,725)	201.07
Forfeited	(3,268)	204.47
Outstanding at June 30, 2024	243,332	$205.56
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

Restricted Stock:

	Restricted stock shares	Weighted average grant date fair value per share
Outstanding at December 31, 2023	173,291	$194.68
Granted	101,695	172.13
Vested	(83,754)	193.87
Forfeited	(2,702)	187.39
Outstanding at June 30, 2024	188,530	$182.98

Total employee stock-based compensation cost recognized in income was $13,546,000 and $15,192,000 for the six months ended June 30, 2024 and 2023, respectively, and total capitalized stock-based compensation cost was $6,292,000 and $6,483,000 for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, there was a total unrecognized compensation cost of $42,020,000 for unvested restricted stock, stock options and performance awards, which is expected to be recognized over a weighted average period of 2.1 years. Forfeitures are included in compensation cost as they occur.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities and provides other real estate related services to third parties, for which it receives asset management, property management, construction, development and redevelopment fee revenue. From these entities, the Company earned fees of $1,830,000 and $2,712,000 for the three months ended June 30, 2024 and 2023, respectively, and $3,625,000 and $3,778,000 for the six months ended June 30, 2024 and 2023, respectively. In addition, the Company had outstanding receivables associated with its property and construction management roles of $3,786,000 and $7,946,000 as of June 30, 2024 and December 31, 2023, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount of $603,000 and $631,000 for the three months ended June 30, 2024 and 2023, respectively, and $1,199,000 and $1,246,000 for the six months ended June 30, 2024 and 2023, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $1,745,000 and $799,000 on June 30, 2024 and December 31, 2023, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

11.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Hedging Derivatives are carried at fair value in the Company's financial statements. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group or equivalent, and monitors the credit ratings of counterparties and the exposure of the Company to any single entity. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. The Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility. The Hedging Derivatives credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, which the Company concluded are not significant. As a result, the Company determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at June 30, 2024 (dollars in thousands):

Non-designated Hedges
Interest Rate Caps
Notional balance	$391,846
Weighted average interest rate (1)	5.5%
Weighted average capped/swapped interest rate	6.7%
Earliest maturity date	February 2026
Latest maturity date	January 2027
____________________________________
(1)For debt hedged by interest rate caps, represents the weighted average interest rate on the hedged debt prior to any impact of the associated interest rate caps.

During the three months ended June 30, 2024, in connection with the May 2024 issuance of $400,000,000 unsecured notes maturing 2034, the Company terminated $250,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of unsecured notes, receiving $16,839,000. Of the $250,000,000 forward interest rate swap agreements terminated, $50,000,000 were entered into during the six months ended June 30, 2024. The Company has deferred these amounts in accumulated other comprehensive income on the accompanying Consolidated Balance Sheets, and is recognizing the impact as a component of interest expense, net, over the term of the respective hedged debt.

The Company had certain derivatives not designated as hedges during the three and six months ended June 30, 2024 and 2023, for which fair value changes during each of the respective periods were not material.

The Company anticipates reclassifying approximately $1,094,000 of net hedging gains from accumulated other comprehensive income into earnings within the next 12 months as an offset to the hedged item during this period.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	June 30, 2024
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investments
Notes Receivable, net	$165,826	$—	$165,826	$—
Non Designated Hedges
Interest Rate Caps	30	—	30	—
Total Assets	$165,856	$—	$165,856	$—

Liabilities
Indebtedness
Fixed rate unsecured notes	$7,006,785	$7,006,785	$—	$—
Mortgage notes payable and Commercial Paper Program	651,283	—	651,283	—
Total Liabilities	$7,658,068	$7,006,785	$651,283	$—

	December 31, 2023
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investments
Notes Receivable, net	$118,127	$—	$118,127	$—
Non Designated Hedges
Interest Rate Caps	85	—	85	—
Interest Rate Swaps - Assets	5,163	—	5,163	—
Total Assets	$123,375	$—	$123,375	$—

Liabilities
Interest Rate Swaps - Liabilities	$162	$—	$162	$—
Indebtedness
Fixed rate unsecured notes	6,716,631	6,716,631	—	—
Mortgage notes payable and Commercial Paper Program	644,313	—	644,313	—
Total Liabilities	$7,361,106	$6,716,631	$644,475	$—

12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In July 2024, the Company had the following activity:

•The Company acquired Avalon Perimeter Park, located in Morrisville, NC, containing 262 apartment homes for a purchase price of $66,500,000.

•The Company acquired Avalon Cherry Hills, located in Englewood, CO, containing 306 apartment homes for a purchase price of $95,000,000.

•The Company sold AVA Theater District, located in Boston, MA. AVA Theater District contains 398 apartment homes and was sold for $212,000,000.

•The Company sold Avalon Darien, located in Darien, CT. Avalon Darien contains 189 apartment homes and was sold for $120,000,000.

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

Second Quarter 2024 Operating Highlights

•Net income attributable to common stockholders for the three months ended June 30, 2024 was $253,934,000, a decrease of $113,989,000, or 31.0%, from the prior year period. The decrease is primarily attributable to decreases in real estate sales and related gains, partially offset by an increase in NOI from communities, over the prior year period.

•Same Store NOI attributable to our apartment rental operations, including parking and other ancillary residential revenue ("Residential"), for the three months ended June 30, 2024 was $462,074,000, an increase of $13,248,000, or 3.0%, over the prior year period. The increase over the prior year period was due to an increase in Residential revenue of $20,644,000, or 3.2%, partially offset by an increase in Residential property operating expenses of $7,396,000, or 3.8%.

Second Quarter 2024 Development Highlights

At June 30, 2024, we owned or held a direct or indirect interest in:

•17 wholly-owned communities under construction, which are expected to contain 6,066 apartment homes with a projected total capitalized cost of $2,537,000,000.

•Land or rights to land on which we expect to develop an additional 30 apartment communities that, if developed as expected, will contain 9,991 apartment homes.

Second Quarter 2024 Real Estate Transactions Highlights

During the three months ended June 30, 2024, we had the following activity:

•We sold three wholly-owned communities containing 482 apartment homes for $181,700,000, for a gain in accordance with GAAP of $68,381,000.

•We acquired one wholly-owned community containing 300 apartment homes for a purchase price of $62,100,000.

In addition, in July 2024, we had the following activity:

•We sold two wholly-owned communities containing 587 apartment homes for $332,000,000.

•We acquired two wholly-owned communities containing 568 apartment homes for a purchase price of $161,500,000.

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

Current Communities are categorized as Same Store, Other Stabilized, Redevelopment, or Unconsolidated according to the following attributes:

•Same Store is composed of consolidated communities where a comparison of operating results from the prior year to the current year is meaningful as these communities were owned and had stabilized occupancy as of the beginning of the prior year period. For the six month periods ended June 30, 2024 and 2023, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2023, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale as of June 30, 2024 or probable for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

As of June 30, 2024, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Same Store:
New England	38	9,340
Metro NY/NJ	40	12,540
Mid-Atlantic	42	14,482
Southeast Florida	8	2,837
Denver, CO	6	1,539
Pacific Northwest	19	5,374
Northern California	40	12,137
Southern California	58	17,783
Other Expansion Regions	6	1,381
Total Same Store	257	77,413

Other Stabilized:
New England	4	988
Metro NY/NJ	3	689
Mid-Atlantic	1	714
Southeast Florida	—	—
Denver, CO	—	—
Pacific Northwest	—	—
Northern California	—	—
Southern California	—	—
Other Expansion Regions	4	1,431
Total Other Stabilized	12	3,822

Redevelopment	—	—

Unconsolidated	9	2,722

Total Current	278	83,957

Development	22	7,442

Unconsolidated Development	—	—

Total Communities	300	91,399

Development Rights	30	9,991

Results of Operations

Our results of operations are driven by our operating platform and are primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in Same Store NOI; NOI derived from acquisitions, development completions and development under construction and in lease-up; loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three and six months ended June 30, 2024 and 2023 is as follows (unaudited, dollars in thousands).

	For the three months ended June 30,		June 30, 2024 vs. 2023		For the six months ended June 30,		June 30, 2024 vs. 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Revenue:
Rental and other income	$724,211	$688,148	$36,063	5.2%	$1,435,275	$1,361,791	$73,484	5.4%
Management, development and other fees	1,830	2,712	(882)	(32.5)%	3,625	3,778	(153)	(4.0)%
Total revenue	726,041	690,860	35,181	5.1%	1,438,900	1,365,569	73,331	5.4%

Expenses:
Direct property operating expenses, excluding property taxes	140,200	135,020	5,180	3.8%	279,111	264,849	14,262	5.4%
Property taxes	81,056	74,987	6,069	8.1%	160,836	149,483	11,353	7.6%
Total community operating expenses	221,256	210,007	11,249	5.4%	439,947	414,332	25,615	6.2%

Property management and other indirect operating expenses	(39,395)	(34,828)	(4,567)	(13.1)%	(76,400)	(69,831)	(6,569)	(9.4)%
Expensed transaction, development and other pursuit costs, net of recoveries	(1,417)	(1,261)	(156)	(12.4)%	(5,662)	(4,253)	(1,409)	(33.1)%
Interest expense, net	(57,078)	(51,585)	(5,493)	(10.6)%	(111,844)	(108,406)	(3,438)	(3.2)%
Depreciation expense	(206,923)	(200,546)	(6,377)	(3.2)%	(419,192)	(405,289)	(13,903)	(3.4)%
General and administrative expense	(19,586)	(17,676)	(1,910)	(10.8)%	(39,917)	(38,076)	(1,841)	(4.8)%
Casualty and impairment loss	—	—	—	—%	(2,935)	(5,051)	2,116	41.9%
Income from unconsolidated investments	4,822	4,970	(148)	(3.0)%	15,669	9,815	5,854	59.6%
Gain on sale of communities	68,556	187,322	(118,766)	(63.4)%	68,486	187,309	(118,823)	(63.4)%
Other real estate activity	181	341	(160)	(46.9)%	322	470	(148)	(31.5)%
Income before income taxes	253,945	367,590	(113,645)	(30.9)%	427,480	517,925	(90,445)	(17.5)%
Income tax benefit (expense)	62	217	(155)	(71.4)%	84	(3,343)	3,427	N/A (1)
Net income	254,007	367,807	(113,800)	(30.9)%	427,564	514,582	(87,018)	(16.9)%

Net (income) loss attributable to noncontrolling interests	(73)	116	(189)	N/A (1)	(181)	243	(424)	N/A (1)

Net income attributable to common stockholders	$253,934	$367,923	$(113,989)	(31.0)%	$427,383	$514,825	$(87,442)	(17.0)%
_________________________
(1)Percent change is not meaningful.

Net income attributable to common stockholders decreased $113,989,000, or 31.0%, to $253,934,000 and $87,442,000, or 17.0%, to $427,383,000 for the three and six months ended June 30, 2024, respectively, as compared to the prior year periods, primarily due to decreases in real estate sales and related gains, partially offset by an increase in NOI from communities, over the prior year periods.

NOI. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), property management and other indirect operating expenses, net of corporate income, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from unconsolidated investments, depreciation expense, income tax (benefit) expense, casualty and impairment loss, gain on sale of communities, other real estate activity and net operating income from real estate assets sold or held for sale. Management considers NOI to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level property management overhead or financing-related costs. NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets.

In conjunction with our continued centralization of operating activities into a shared services model, we changed our presentation for centralized shared service costs to reflect these platform costs in property management and other indirect operating expenses, net of corporate income for all periods presented. Total property management and other indirect operating expenses, net of corporate income for the three and six months ended June 30, 2023 as presented in the following tables includes $3,143,000 and $6,295,000, respectively, of shared services costs for this change.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Residential NOI represents results attributable to our apartment rental operations, including parking and other ancillary residential revenue. Reconciliations of NOI and Residential NOI for the three and six months ended June 30, 2024 and 2023 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Net income	$254,007	$367,807	$427,564	$514,582
Property management and other indirect operating expenses, net of corporate income	37,553	32,115	72,757	66,051
Expensed transaction, development and other pursuit costs, net of recoveries	1,417	1,261	5,662	4,253
Interest expense, net	57,078	51,585	111,844	108,406
General and administrative expense	19,586	17,676	39,917	38,076
Income from unconsolidated investments	(4,822)	(4,970)	(15,669)	(9,815)
Depreciation expense	206,923	200,546	419,192	405,289
Income tax (benefit) expense	(62)	(217)	(84)	3,343
Casualty and impairment loss	—	—	2,935	5,051
Gain on sale of communities	(68,556)	(187,322)	(68,486)	(187,309)
Other real estate activity	(181)	(341)	(322)	(470)
Net operating income from real estate assets sold or held for sale	(6,511)	(12,467)	(13,571)	(25,755)
NOI	496,432	465,673	981,739	921,702

Commercial NOI (1)	(8,848)	(8,367)	(16,876)	(16,631)
Residential NOI	$487,584	$457,306	$964,863	$905,071
_________________________
(1)Represents results attributable to the commercial and other non-residential operations at our communities ("Commercial").

The following presents our Residential NOI and respective changes for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 (unaudited, dollars in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2024	2023	2024 to 2023	2024	2023	2024 to 2023

Same Store	$462,074	$448,826	$13,248	$919,437	$889,847	$29,590
Other Stabilized	16,422	9,045	7,377	31,985	16,080	15,905
Development / Redevelopment	9,088	(565)	9,653	13,441	(856)	14,297
Total	$487,584	$457,306	$30,278	$964,863	$905,071	$59,792

The 3.0% increase in our Same Store Residential NOI for the three months ended June 30, 2024 is due to an increase in Residential revenue of $20,644,000, or 3.2%, partially offset by an increase in Residential property operating expenses of $7,396,000, or 3.8%, over the prior year period. The 3.3% increase in our Same Store Residential NOI for the six months ended June 30, 2024 is due to an increase in Residential revenue of $47,122,000, or 3.7%, partially offset by an increase in Residential property operating expenses of $17,532,000, or 4.5%, over the prior year period.

Rental and other income increased $36,063,000, or 5.2%, and $73,484,000, or 5.4%, for the three and six months ended June 30, 2024, respectively, compared to the prior year periods, primarily due to the increased rental revenue from our Same Store communities, discussed below.

Consolidated Communities — The weighted average number of occupied apartment homes for consolidated communities increased to 79,111 apartment homes for the six months ended June 30, 2024, compared to 77,507 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $3,016 for the six months ended June 30, 2024, compared to $2,922 in the prior year period.

Same Store Communities — The following table presents the change in Same Store Residential revenue, including the attribution of the change between average revenue per occupied home and Economic Occupancy (as defined below) for the six months ended June 30, 2024 (unaudited, dollars in thousands).

	For the six months ended June 30,
	2024	2023	2024 to 2023	2024 to 2023	2024	2023	2024 to 2023	2024	2023	2024 to 2023
	Residential revenue				Average monthly revenue per occupied home			Economic Occupancy (1)
			$ Change	% Change			% Change		% Change
New England	$181,751	$173,736	$8,015	4.6%	$3,363	$3,211	4.7%	96.4%	96.5%	(0.1)%
Metro NY/NJ	264,680	254,739	9,941	3.9%	3,673	3,532	4.0%	95.8%	95.9%	(0.1)%
Mid-Atlantic	204,142	198,100	6,042	3.0%	2,469	2,389	3.3%	95.2%	95.5%	(0.3)%
Southeast Florida	48,031	47,029	1,002	2.1%	2,899	2,843	2.0%	97.3%	97.2%	0.1%
Denver, CO	20,202	19,789	413	2.1%	2,308	2,236	3.2%	94.8%	95.9%	(1.1)%
Pacific Northwest	84,884	82,180	2,704	3.3%	2,723	2,676	1.8%	96.7%	95.2%	1.5%
Northern California	212,610	210,279	2,331	1.1%	3,043	2,998	1.5%	95.9%	96.3%	(0.4)%
Southern California	293,046	276,209	16,837	6.1%	2,856	2,694	6.0%	96.2%	96.1%	0.1%
Other Expansion Regions	16,260	16,423	(163)	(1.0)%	2,092	2,087	0.2%	93.8%	95.0%	(1.2)%
Total Same Store	$1,325,606	$1,278,484	$47,122	3.7%	$2,974	$2,867	3.7%	96.0%	96.0%	—%
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

Same Store uncollectible lease revenue decreased for the three and six months ended June 30, 2024 by $966,000 and $6,402,000, respectively. The decrease in Same Store uncollectible lease revenue was partially offset by a decrease in government rent relief of $1,555,000 and $2,931,000 for the three and six months ended June 30, 2024, respectively, from the prior year periods. Adjusting to remove the impact of rent relief, uncollectible lease revenue as a percentage of Same Store Residential revenue decreased to 1.9% in both the three and six months ended June 30, 2024 from 2.3% and 2.6%, respectively, in the three and six months ended June 30, 2023.

Direct property operating expenses, excluding property taxes, increased $5,180,000, or 3.8%, and $14,262,000, or 5.4%, for the three and six months ended June 30, 2024, respectively, compared to the prior year periods, primarily due to the addition of newly developed apartment communities as well as increased Residential operating expenses at our Same Store communities as discussed below.

Same Store Residential direct property operating expenses, excluding property taxes, increased $3,010,000, or 2.4%, and $9,700,000, or 3.9%, for the three and six months ended June 30, 2024, respectively, compared to the prior year periods, primarily due to increased utility costs from our bulk internet offering, trash costs and increased property insurance premiums.

Property taxes increased $6,069,000, or 8.1%, and $11,353,000, or 7.6%, for the three and six months ended June 30, 2024, respectively, compared to the prior year periods, primarily due to the addition of newly developed apartment communities and increases for our Same Store Residential portfolio, partially offset by decreased property taxes from dispositions.

Same Store Residential property taxes increased $4,386,000, or 6.3%, and $7,832,000, or 5.6%, for the three and six months ended June 30, 2024, respectively, compared to the prior year periods, due to increased assessments and rates across the portfolio, successful appeals in the prior year period in excess of current period successful appeals and the expiration of property tax incentive programs primarily at certain of our properties in New York City. The expiration of property tax incentive programs represents $1,810,000, or 41%, of the 6.3% increase in property taxes for the three months ended June 30, 2024 and $3,199,000, or 41%, of the 5.6% increase in property taxes for the six months ended June 30, 2024.

Property management and other indirect operating expenses, net of corporate income increased $4,567,000, or 13.1%, and $6,569,000, or 9.4%, for the three and six months ended June 30, 2024, respectively, compared to the prior year periods, primarily due to increased costs related to investments in technology and process related spend for initiatives to improve future efficiency in services for residents and prospects and increased advocacy costs.

Expensed transaction, development and other pursuit costs, net of recoveries includes costs incurred for write downs and abandonment of Development Rights and development pursuits not yet considered probable for development, as well as costs related to abandoned acquisition and disposition pursuits, offset by any recoveries of costs incurred. In periods of increased acquisition and pursuit activity, periods of economic downturn or when there is limited access to capital, these costs can be volatile and may vary significantly from year to year. In addition, the timing for potential recoveries will not always align with the timing for expensing an abandoned pursuit. Expensed transaction, development and other pursuit costs, net of recoveries, was $1,417,000 and $5,662,000 for the three and six months ended June 30, 2024, respectively, and $1,261,000 and $4,253,000 for the three and six months ended June 30, 2023, respectively.

Interest expense, net increased $5,493,000, or 10.6%, and $3,438,000, or 3.2%, for the three and six months ended June 30, 2024, respectively, compared to the prior year periods. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, interest income and any mark-to-market impact from derivatives not in qualifying hedge relationships. The increases for the three and six months ended June 30, 2024 are primarily due to increases in amounts of unsecured indebtedness and decreases in interest income compared to the prior year periods due to lower cash amounts invested. The increase for the three months ended June 30, 2024 is also due to decreased capitalized interest, compared to the prior year period.

Depreciation expense increased $6,377,000, or 3.2%, and $13,903,000, or 3.4%, for the three and six months ended June 30, 2024, respectively, compared to the prior year periods, primarily due to the addition of newly developed apartment communities, partially offset by dispositions.

General and administrative expense increased $1,910,000, or 10.8%, and $1,841,000, or 4.8%, for the three and six months ended June 30, 2024, respectively, as compared to the prior year periods. The increase for the three months ended June 30, 2024 is primarily due to an increase in compensation related expenses, including severance, in the current year period. The increase for the six months ended June 30, 2024 is primarily due to increased legal and professional fees.

Casualty and impairment loss for the six months ended June 30, 2024 and 2023 was $2,935,000 and $5,051,000, respectively, for the property and casualty damage to certain of our communities. The charge for the six months ended June 30, 2024 relates to damage at communities in California from extensive rainfall and a fire at a community in New Jersey. The charge for the six months ended June 30, 2023 relates to damage across certain communities in our Northeast and California regions related to severe weather.

Income from unconsolidated investments increased $5,854,000 for the six months ended June 30, 2024 compared to the prior year period primarily due to unrealized property technology investments gains, partially offset by the recognition of $1,072,000 of our promoted interest associated with the achievement of a threshold return with the Archstone Multifamily Partners AC LP (the “U.S. Fund”) in the prior year period.

Gain on sale of communities decreased $118,766,000 and $118,823,000 for the three and six months ended June 30, 2024, respectively, compared to the prior year periods. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area. The gains of $68,556,000 and $68,486,000 for the three and six months ended June 30, 2024, respectively, were primarily due to the sale of three wholly-owned communities. The gains of $187,322,000 and $187,309,000 for the three and six months ended June 30, 2023, respectively, were primarily due to the sale of two wholly-owned communities.

Income tax expense of $3,343,000 for the six months ended June 30, 2023 was primarily related to The Park Loggia.

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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Net income attributable to common stockholders	$253,934	$367,923	$427,383	$514,825
Depreciation - real estate assets, including joint venture adjustments	206,338	199,197	417,685	402,477
Distributions to noncontrolling interests	—	13	—	25
Gain on sale of previously depreciated real estate	(68,556)	(187,322)	(68,486)	(187,309)
Casualty loss and impairment on real estate	—	—	2,935	5,051
FFO attributable to common stockholders	391,716	379,811	779,517	735,069

Adjusting items:
Unconsolidated entity gains, net (1)	(1,177)	(1,795)	(9,562)	(4,851)
Joint venture promote (2)	—	(1,072)	—	(1,072)
Structured Investment Program loan reserve (3)	(16)	(105)	42	(124)
Hedge accounting activity	16	(37)	55	191
Advocacy contributions	2,107	200	2,182	200
Executive transition compensation costs	—	297	104	644
Severance related costs	1,030	327	1,241	1,500
Expensed transaction, development and other pursuit costs, net of recoveries	471	797	3,605	3,248
Other real estate activity	(181)	(341)	(322)	(470)
For-sale condominium imputed carry cost (4)	21	169	41	424
Legal settlements and costs	644	148	1,508	50
Income tax (benefit) expense (5)	(62)	(217)	(84)	3,343
Core FFO attributable to common stockholders	$394,569	$378,182	$778,327	$738,152

Weighted average common shares outstanding - diluted	142,389,866	142,124,117	142,306,310	141,073,964

Earnings per common share - diluted	$1.78	$2.59	$3.00	$3.65
FFO per common share - diluted	$2.75	$2.67	$5.48	$5.21
Core FFO per common share - diluted	$2.77	$2.66	$5.47	$5.23
_________________________
(1)Amounts consist primarily of net unrealized gains on technology investments.
(2)Amount is for our recognition of our promoted interest in the U.S. Fund.
(3)Reflects changes to expected credit losses associated with our lending commitments primarily under our SIP. The timing and amount of actual losses that will be incurred, if any, is to be determined.
(4)Represents the imputed carry cost of for-sale residential condominiums at The Park Loggia. We compute this adjustment by multiplying the total capitalized cost of completed and unsold for-sale residential condominiums by our weighted average unsecured debt effective interest rate.
(5)Amounts for the three and six months ended June 30, 2023 is primarily for the recognition of taxes associated with The Park Loggia.

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

We had cash, cash equivalents and restricted cash of $765,353,000 at June 30, 2024, an increase of $234,393,000 from $530,960,000 at December 31, 2023. The following discussion relates to changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities.

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands):

	For the six months ended June 30,
	2024	2023
Net cash provided by operating activities	$792,896	$742,579
Net cash used in investing activities	$(463,803)	$(297,877)
Net cash used in financing activities	$(94,700)	$(231,949)
•Net cash provided by operating activities increased primarily due to increases in NOI.

•Net cash used in investing activities was primarily due to (i) the investment of $439,900,000 in the development and redevelopment of communities, (ii) capital expenditures of $87,036,000 for our wholly-owned communities and non-real estate assets and (iii) acquisition of one wholly-owned community for $62,192,000. These amounts were partially offset by net proceeds from the disposition of three wholly-owned communities of $176,325,000.

•Net cash used in financing activities was primarily due to payment of cash dividends in the amount of $478,533,000, partially offset by proceeds from the issuance of unsecured notes in the amount of $398,787,000.

Variable Rate Unsecured Credit Facility

The $2,250,000,000 Credit Facility matures in September 2026. The interest rate that would be applicable to borrowings under the Credit Facility is 6.19% at July 31, 2024 and is composed of (i) the Secured Overnight Financing Rate ("SOFR"), applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.805% per annum, which consists of a 0.10% SOFR adjustment plus 0.705% per annum, assuming a daily SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.63% to SOFR plus 1.38% based upon the rating of our unsecured senior notes. There is also an annual facility commitment fee of 0.12% of the borrowing capacity under the facility, which can vary from 0.095% to 0.295% based upon the rating of our unsecured senior notes. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases by meeting or missing targets related to environmental sustainability, specifically greenhouse gas emission reductions, with the adjustment determined annually. The annual determination under the sustainability-linked pricing component occurred in July 2024, maintaining reductions of approximately 0.02% to the interest rate margin and 0.005% to the commitment fee due to our achievement of sustainability targets.

The availability on the Credit Facility as of July 31, 2024 is as follows (dollars in thousands):

July 31, 2024

Credit Facility commitment	$2,250,000
Credit Facility outstanding	—
Commercial paper outstanding	—
Letters of credit outstanding (1)	(1,814)
Total Credit Facility available	$2,248,186
_____________________________________
(1)In addition, we had $60,913 outstanding in additional letters of credit unrelated to the Credit Facility as of July 31, 2024.

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

We were in compliance with these covenants at June 30, 2024.

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

Continuous Equity Offering Program

Under our continuous equity program (the "CEP"), we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. During the three and six months ended June 30, 2024 and through July 31, 2024, we did not have any sales under this program. As of July 31, 2024, we had $705,961,000 remaining authorized for issuance under this program.

Stock Repurchase Program

We have a stock repurchase program under which we may acquire shares of our common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "Stock Repurchase Program"). During the three and six months ended June 30, 2024 and through July 31, 2024, we had no repurchases of shares under this program. As of July 31, 2024, we had $314,237,000 remaining authorized for purchase under this program.

Interest Rate Swap Agreements

During the three months ended June 30, 2024, in connection with the May 2024 issuance of our $400,000,000 unsecured notes maturing in 2034, we terminated $250,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of unsecured notes, receiving $16,839,000. Of the $250,000,000 forward interest rate swap agreements terminated, $50,000,000 were entered into during the six months ended June 30, 2024.

Debt Maturities, Material Obligations, Future Financing and Capital Needs

One of our principal long-term liquidity needs is the repayment of long-term debt at maturity. For both our unsecured and secured notes, a portion of the principal of these notes may be repaid prior to maturity. Early retirement of our unsecured or secured notes could result in gains or losses on extinguishment. We may use capital from a variety of sources to repay debt at maturity, including proceeds received from the dispositions of our operating communities or other direct and indirect investments in real estate and cash from operations. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance or otherwise provide liquidity to satisfy the debt at maturity. This refinancing may be accomplished by uncollateralized private or public debt offerings, equity issuances, additional debt financing that is secured by mortgages on individual communities or groups of communities or borrowings under our Credit Facility or Commercial Paper Program. In addition, to the extent we have amounts outstanding under the Commercial Paper Program, we are obligated to repay the short-term indebtedness at maturity through either current cash on hand or by incurring other indebtedness, including by way of borrowing under our Credit Facility. Although we believe we will have the capacity to meet our currently anticipated liquidity needs, we cannot assure you that capital from additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

In May 2024, we issued $400,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for proceeds net of underwriting fees of approximately $396,188,000, before considering the impact of other offering costs. The notes mature in June 2034 and were issued at a 5.35% interest rate, resulting in a 5.05% effective rate including the impact of issuance costs and hedging activity.

The following table details our consolidated debt obligations, including the effective interest rate and contractual maturity dates, and principal payments for periodic amortization and maturities for the next five years, excluding our Credit Facility and Commercial Paper Program and amounts outstanding related to communities classified as held for sale, for debt outstanding at June 30, 2024 and December 31, 2023 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest other than as disclosed related to the AVA Arts District construction loan (see "Unconsolidated Operating Communities" for further discussion of the construction loan).

	Effective interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Debt				12/31/2023	6/30/2024	2024	2025	2026	2027	2028	Thereafter
Tax-exempt bonds
Variable rate
Avalon Acton	4.92%	Jul-2040	(3)	$45,000	$45,000	$—	$—	$—	$—	$—	$45,000
Avalon Clinton North	5.57%	Nov-2038	(3)	126,400	126,400	—	—	—	700	2,800	122,900
Avalon Clinton South	5.57%	Nov-2038	(3)	104,500	104,500	—	—	—	600	2,300	101,600
Avalon Midtown West	5.54%	May-2029	(3)	76,600	69,800	—	7,300	8,100	8,800	9,600	36,000
Avalon San Bruno I	5.46%	Dec-2037	(3)	57,650	56,550	1,100	2,400	2,600	2,800	3,000	44,650
				410,150	402,250	1,100	9,700	10,700	12,900	17,700	350,150
Conventional loans
Fixed rate
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	300,000	—	—	—	—	—
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	525,000	—	—	—	—
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	300,000	—	—	—	—
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	475,000	—	—	—
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	300,000	—	—	—
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	400,000	—	—
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	450,000	—
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	—	—	450,000
$700 million unsecured notes	2.69%	Mar-2030		700,000	700,000	—	—	—	—	—	700,000
$600 million unsecured notes	2.65%	Jan-2031		600,000	600,000	—	—	—	—	—	600,000
$700 million unsecured notes	2.16%	Jan-2032		700,000	700,000	—	—	—	—	—	700,000
$400 million unsecured notes	2.03%	Dec-2028		400,000	400,000	—	—	—	—	400,000	—
$350 million unsecured notes	4.38%	Feb-2033		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	5.19%	Dec-2033		400,000	400,000	—	—	—	—	—	400,000
$400 million unsecured notes	5.05%	Jun-2034		—	400,000	—	—	—	—	—	400,000
Avalon Walnut Creek	4.00%	Jul-2066		4,501	4,501	—	—	—	—	—	4,501
eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	41,400	—	—
eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	111,500	—	—
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	32,200	—	—
Avalon San Bruno III	2.38%	Mar-2027		51,000	51,000	—	—	—	51,000	—	—
Avalon Cerritos	3.35%	Aug-2029		30,250	30,250	—	—	—	—	—	30,250
Avalon West Plano	5.97%	May-2029		63,041	62,960	512	1,065	1,111	1,159	1,202	57,911
				7,633,892	8,033,811	300,512	826,065	776,111	637,259	851,202	4,642,662

Total indebtedness - excluding Credit Facility and Commercial Paper				$8,044,042	$8,436,061	$301,612	$835,765	$786,811	$650,159	$868,902	$4,992,812
_________________________
(1)Rates are as of June 30, 2024 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark-to-market amortization and other fees.
(2)Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $44,848 and $43,848 as of June 30, 2024 and December 31, 2023, respectively, deferred financing costs and debt discount associated with secured notes of $17,182 and $18,372 as of June 30, 2024 and December 31, 2023, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.
(3)Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

In addition to consolidated debt, we have scheduled contractual obligations associated with (i) ground leases for land underlying current operating or development communities and commercial and parking facilities and (ii) office leases for our corporate headquarters and regional offices. As of June 30, 2024, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in the Form 10-K.

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

Unconsolidated Operating Communities

As of June 30, 2024, we had investments in the following unconsolidated real estate entities accounted for under the equity method of accounting, excluding development joint ventures. See Note 5, "Investments," of the Condensed Consolidated Financial Statements included elsewhere in this report. For joint ventures holding operating apartment communities as of June 30, 2024, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of apartment homes	Total capitalized cost	Debt (1)
				Principal amount		Interest rate	Maturity date
Unconsolidated Real Estate Investments					Type

NYTA MF Investors, LLC
1. Avalon Bowery Place I - New York, NY		206	$216,175	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II - New York, NY		90	91,467	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside - New York, NY (2)		295	215,178	111,295	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea - New York, NY (3)		305	129,402	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line - New York, NY (3)		405	122,616	84,000	Fixed	4.01%	Jan 2029
Total NYTA MF Investors, LLC	20.0%	1,301	774,838	394,734		3.88%

Other Operating Joint Ventures
1. MVP I, LLC - Avalon at Mission Bay II - San Francisco, CA	25.0%	313	129,827	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC - Brandywine - Washington, D.C.	28.7%	305	20,093	18,718	Fixed	3.40%	Jun 2028
3. Avalon Alderwood MF Member, LLC - Avalon Alderwood Place - Lynnwood, WA	50.0%	328	111,212	—	N/A	N/A	N/A
4. Arts District Joint Venture - AVA Arts District - Los Angeles, CA (4)	25.0%	475	286,875	151,288	Variable	7.91%	Aug 2025
Total Other Joint Ventures		1,421	548,007	273,006		5.84%

Total Unconsolidated Real Estate Investments (5)		2,722	$1,322,845	$667,740		4.68%
_____________________________
(1)We have not guaranteed the debt of these unconsolidated investees and bear no responsibility for the repayment other than for the Arts District joint venture as discussed below in note 4.
(2)Borrowing on this community is comprised of two mortgage loans. The interest rate is the weighted average interest rate as of June 30, 2024.
(3)Borrowing on this dual-branded community is comprised of a single mortgage loan. This dual-branded community is subject to a leasehold interest which is not included in the total capitalized cost.
(4)Development of this community was completed during the six months ended June 30, 2024. As of June 30, 2024, we have contributed substantially all of our equity commitment. Remaining development costs related to commitment close-outs and construction true-ups are expected to be funded primarily by the venture's variable rate construction loan. While we guarantee 30% of the maximum borrowing capacity of the construction loan on behalf of the venture, any amounts payable under the guarantee are obligations of the venture partners in proportion to ownership interest, and in the event we are obligated to perform under the construction loan guarantee, the joint venture partner is obligated to reimburse us for 75% of amounts paid. The venture anticipates replacing the construction loan with long-term financing prior to the final maturity of the construction loan.
(5)In addition to leasehold assets, there were net other assets of $36,952 as of June 30, 2024 associated with our unconsolidated real estate investments which are primarily cash and cash equivalents.

Development Communities

As of June 30, 2024, we owned or held a direct interest in 17 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 6,066 apartment homes and 65,000 square feet of commercial space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,537,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate.

The following table presents a summary of the Development Communities.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy	Estimated completion	Estimated stabilized operations (2)
1.	Avalon Bothell Commons I Bothell, WA	467	$236	Q2 2021	Q3 2023	Q3 2024	Q4 2024
2.	Avalon Westminster Promenade Westminster, CO	312	112	Q3 2021	Q2 2024	Q4 2024	Q3 2025
3.	Avalon West Dublin Dublin, CA	499	267	Q3 2021	Q4 2023	Q4 2024	Q1 2025
4.	Avalon Governor's Park Denver, CO	304	138	Q1 2022	Q3 2024	Q4 2024	Q2 2025
5.	Avalon West Windsor (3) West Windsor, NJ	535	211	Q2 2022	Q3 2025	Q3 2026	Q1 2027
6.	Avalon Durham (4) Durham, NC	336	125	Q2 2022	Q2 2024	Q3 2024	Q2 2025
7.	Avalon Annapolis Annapolis, MD	508	201	Q3 2022	Q3 2024	Q3 2025	Q2 2026
8.	Kanso Milford Milford, MA	162	63	Q4 2022	Q1 2024	Q3 2024	Q4 2024
9.	Avalon Lake Norman (4) Mooresville, NC	345	101	Q1 2023	Q1 2025	Q1 2026	Q3 2026
10.	Avalon Hunt Valley West Hunt Valley, MD	322	109	Q2 2023	Q1 2025	Q1 2026	Q3 2026
11.	Avalon South Miami (3) South Miami, FL	290	186	Q3 2023	Q3 2025	Q1 2026	Q3 2026
12.	Avalon Princeton Shopping Center Princeton, NJ	200	82	Q3 2023	Q1 2025	Q2 2025	Q4 2025
13.	Avalon Wayne Wayne, NJ	473	174	Q4 2023	Q2 2025	Q3 2026	Q1 2027
14.	Avalon Parsippany Parsippany, NJ	410	148	Q4 2023	Q4 2025	Q4 2026	Q2 2027
15.	Avalon Pleasanton I Pleasanton, CA	82	58	Q2 2024	Q3 2025	Q3 2025	Q1 2026
16.	Avalon Roseland II Roseland, NJ	533	202	Q2 2024	Q4 2025	Q2 2027	Q4 2027
17.	Avalon Quincy Adams Quincy, MA	288	124	Q2 2024	Q1 2026	Q3 2026	Q2 2027
	Total	6,066	$2,537
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
(4)Communities being developed through our Developer Funding Program ("DFP"). The DFP utilizes third-party multifamily developers to source and construct communities which we own and operate.

During the three months ended June 30, 2024, we completed the development of the following wholly-owned communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	Avalon Amityville Amityville, NY	338	$135	322,103	$419
2.	Avalon Montville Montville, NJ	349	127	365,281	$348
3.	Avalon Redmond Campus (2) Redmond, WA	214	89	187,175	$475
	Total	901	$351
____________________________________
(1)Total capitalized cost is as of June 30, 2024. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.
(2)Avalon Redmond Campus is a densification of the existing eaves Redmond Campus wholly-owned community. We demolished five garden apartment buildings that contained 48 apartment homes to construct a single podium structure with 214 new apartment homes.

Development Rights

At June 30, 2024, we had $174,997,000 in acquisition and related capitalized costs for direct interests in nine land parcels we own. In addition, we had $60,056,000 in capitalized costs (including legal fees, design fees and related overhead costs) consisting of $48,747,000 included as deferred development rights and the balance included in our unconsolidated investments, with these amounts related to (i) 17 Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land, as well as (ii) costs incurred for four Development Rights that we expect to construct as additional phases of our existing stabilized operating communities on land we own. Collectively, the land held for development and associated costs for deferred development rights relate to 30 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,991 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. For the three and six months ended June 30, 2024, we incurred a charge of $1,417,000 and $5,662,000, respectively, for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed.

Structured Investment Program

As of July 31, 2024, we had seven commitments to fund up to $191,585,000 in the aggregate under the SIP. As of July 31, 2024, our investment commitments had a weighted average rate of return of 11.5% and a weighted average initial maturity date of December 2026. As of July 31, 2024, we had funded $143,748,000 of these commitments. See Note 5, "Investments," of the Condensed Consolidated Financial Statements included elsewhere in this report.

You should carefully review Part I, Item 1A. "Risk Factors" of the Form 10-K, as well as the discussion under Part II, Item 1A. "Risk Factors" in this report, for a discussion of the risks associated with our investment activity.

Forward-Looking Statements
This Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "project," "plan," "may," "shall," "will," "pursue" and other similar expressions, that predict or indicate future events and trends and that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

•our potential development, redevelopment, acquisition or disposition of communities;
•the timing and cost of completion of apartment communities under construction, reconstruction, development or redevelopment;
•the timing of lease-up, occupancy and stabilization of communities;
•the pursuit of land for future development;
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
•the real estate markets in regions where we operate and in general;
•the availability of debt and equity financing;
•interest rates, inflation and other general economic conditions and their potential impacts;
•trends affecting our financial condition or results of operations;
•regulatory changes that may affect us; and
•the impact of legal proceedings.

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. We do not undertake a duty to update these forward-looking statements, and therefore they may not represent our estimates and assumptions after the date of this report. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Part I, Item 1A. "Risk Factors" of the Form 10-K and Part II, Item 1A. "Risk Factors" in this report, for further discussion of risks associated with forward-looking statements.

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
•our cash flows from operations and access to cost effective capital may be insufficient for the development of our pipeline, which could limit our pursuit of opportunities;
•an outbreak of disease or other public health event may affect the multifamily industry and general economy;
•our cash flows may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness;

•we may be unsuccessful in our management of joint ventures and the REIT vehicles that are used with certain joint ventures;
•new or existing laws and regulations implementing rent control or rent stabilization, or otherwise limiting our ability to increase rents, charge fees or evict tenants, may impact our revenue or increase our costs;
•our expectations, estimates and assumptions as of the date of this filing regarding legal proceedings are subject to change;
•the possibility that we may choose to pay dividends in our stock instead of cash, which may result in stockholders having to pay taxes with respect to such dividends in excess of the cash received, if any; and
•investments made under the SIP may not be repaid as expected or the development may not be completed on schedule, which could require us to engage in litigation, foreclosure actions, and/or first party project completion to recover our investment, which may not be recovered in full or at all in such event.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Our critical accounting policies consist of the following: (i) cost capitalization and (ii) abandoned pursuit costs and asset impairment. Our critical accounting policies and estimates have not changed materially from the discussion of our significant accounting policies found in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk as disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4.    CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)Changes in internal controls over financial reporting.

During the second quarter of 2024, as part of our ongoing implementation of a new enterprise resource planning (“ERP”) system, we completed the migration to a new human resource and payroll solution. The implementation of the human resource and payroll solution resulted in changes to our processes and procedures. Although we expect that these changes will strengthen our internal controls over financial reporting by automating manual processes and standardizing business processes to meet our organization’s needs, there are inherent risks in implementing any ERP system, and we will continue to evaluate and test control changes. This migration was not made in response to any deficiencies in our internal controls.

There were no other changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As disclosed in Note 7, "Commitments and Contingencies" of the Condensed Consolidated Financial Statements in Part I, Item 1 of this report, we are engaged in certain legal proceedings, and the disclosure set forth in Note 7, "Commitments and Contingencies" relating to legal and other contingencies is incorporated herein by reference.

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors that could materially affect our business, financial condition or future results discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 in Part I, Item 1A. "Risk Factors." The risks described in the Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors since December 31, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April 1 - April 30, 2024	90	$180.17	—	$314,237
May 1 - May 31, 2024	556	$190.16	—	$314,237
June 1 - June 30, 2024	241	$192.68	—	$314,237
Total	887	$189.83	—
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

During the three months ended June 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

4.2	—
First Supplemental Indenture, dated as of May 14, 2024, between the Company and U.S. Bank Trust Company, National Association, including the form of 5.350% Senior Notes due 2034 (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed May 14, 2024.)

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
Financial materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) including: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements. (Filed herewith.)

104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document). (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	August 6, 2024	/s/ Benjamin W. Schall
Benjamin W. Schall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 6, 2024	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)