Form 10-Q
period 2024-09-30
AVALONBAY COMMUNITIES INC
filed 2024-11-12
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

142,237,233 shares of common stock, par value $0.01 per share, were outstanding as of October 31, 2024.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,854,683	$4,720,331
Buildings and improvements	20,070,553	19,438,195
Furniture, fixtures and equipment	1,354,107	1,238,330
	26,279,343	25,396,856
Less accumulated depreciation	(7,990,115)	(7,521,962)
Net operating real estate	18,289,228	17,874,894
Construction in progress, including land	1,088,496	1,268,915
Land held for development	154,906	199,062
Real estate assets held for sale, net	37,088	—
Total real estate, net	19,569,718	19,342,871

Cash and cash equivalents	552,356	397,890
Restricted cash	240,121	133,070
Unconsolidated investments	227,831	220,145
Deferred development costs	49,620	53,122
Prepaid expenses and other assets	511,771	396,442
Right of use lease assets	156,994	134,674
Total assets	$21,308,411	$20,678,214

LIABILITIES AND EQUITY
Unsecured notes, net	$7,656,910	$7,256,152
Variable rate unsecured credit facility and commercial paper, net	—	—
Mortgage notes payable, net	718,352	725,670
Dividends payable	244,519	238,072
Payables for construction	81,263	87,703
Accrued expenses and other liabilities	402,590	310,868
Lease liabilities	175,401	153,232
Accrued interest payable	80,225	57,911
Resident security deposits	64,267	63,815
Total liabilities	9,423,527	8,893,423

Commitments and contingencies

Redeemable noncontrolling interests	—	1,473

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at September 30, 2024 and December 31, 2023; zero shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at September 30, 2024 and December 31, 2023; 142,236,607 and 142,025,456 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,422	1,420
Additional paid-in capital	11,303,799	11,287,626
Accumulated earnings less dividends	551,436	478,156
Accumulated other comprehensive income	28,227	16,116
Total equity	11,884,884	11,783,318
Total liabilities and equity	$21,308,411	$20,678,214

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenue:
Rental and other income	$732,591	$695,701	$2,167,866	$2,057,492
Management, development and other fees	1,716	1,934	5,342	5,712
Total revenue	734,307	697,635	2,173,208	2,063,204

Expenses:
Operating expenses, excluding property taxes	193,041	175,191	548,553	509,871
Property taxes	82,419	78,399	243,255	227,882
Expensed transaction, development and other pursuit costs, net of recoveries	1,573	18,959	7,235	23,212
Interest expense, net	55,769	48,115	167,613	156,521
Loss on extinguishment of debt, net	—	150	—	150
Depreciation expense	212,122	200,982	631,314	606,271
General and administrative expense	20,089	20,466	60,006	58,542
Casualty and impairment loss	—	3,499	2,935	8,550
Total expenses	565,013	545,761	1,660,911	1,590,999

Income from unconsolidated investments	30,720	1,930	46,389	11,745
Gain on sale of communities	172,973	22,121	241,459	209,430
Other real estate activity	314	237	636	707

Income before income taxes	373,301	176,162	800,781	694,087
Income tax expense	(782)	(4,372)	(698)	(7,715)

Net income	372,519	171,790	800,083	686,372
Net loss (income) attributable to noncontrolling interests	—	241	(181)	484

Net income attributable to common stockholders	$372,519	$172,031	$799,902	$686,856

Other comprehensive income:
Gain on cash flow hedges	470	15,502	12,308	23,988
Cash flow hedge (gains) losses reclassified to earnings	(274)	354	(197)	1,062
Comprehensive income	$372,715	$187,887	$812,013	$711,906

Earnings per common share - basic:
Net income attributable to common stockholders	$2.62	$1.21	$5.62	$4.86

Earnings per common share - diluted:
Net income attributable to common stockholders	$2.61	$1.21	$5.62	$4.86

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Dollars in thousands)

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive income (loss)	Total equity

Balance at December 31, 2023	$1,420	$11,287,626	$478,156	$16,116	$11,783,318
Net income attributable to common stockholders	—	—	173,449	—	173,449
Gain on cash flow hedges, net	—	—	—	7,339	7,339
Cash flow hedge losses reclassified to earnings	—	—	—	146	146
Dividends declared to common stockholders ($1.70 per share)	—	—	(242,701)	—	(242,701)
Issuance of common stock, net of withholdings	2	(16,226)	467	—	(15,757)
Amortization of deferred compensation	—	8,440	—	—	8,440
Balance at March 31, 2024	$1,422	$11,279,840	$409,371	$23,601	$11,714,234
Net income attributable to common stockholders	—	—	253,934	—	253,934
Gain on cash flow hedges, net	—	—	—	4,499	4,499
Cash flow hedge gains reclassified to earnings	—	—	—	(69)	(69)
Noncontrolling interest activity	—	(77)	—	—	(77)
Dividends declared to common stockholders ($1.70 per share)	—	—	(242,173)	—	(242,173)
Issuance of common stock, net of withholdings	—	(153)	2	—	(151)
Amortization of deferred compensation	—	11,297	—	—	11,297
Balance at June 30, 2024	$1,422	$11,290,907	$421,134	$28,031	$11,741,494
Net income attributable to common stockholders	—	—	372,519	—	372,519
Gain on cash flow hedges, net	—	—	—	470	470
Cash flow hedge gains reclassified to earnings	—	—	—	(274)	(274)
Dividends declared to common stockholders ($1.70 per share)	—	—	(242,221)	—	(242,221)
Issuance of common stock, net of withholdings	—	3,254	4	—	3,258
Amortization of deferred compensation	—	9,638	—	—	9,638
Balance at September 30, 2024	$1,422	$11,303,799	$551,436	$28,227	$11,884,884

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive income (loss)	Total equity

Balance at December 31, 2022	$1,400	$10,765,508	$485,221	$1,424	$11,253,553
Net income attributable to common stockholders	—	—	146,902	—	146,902
Loss on cash flow hedges, net	—	—	—	(340)	(340)
Cash flow hedge losses reclassified to earnings	—	—	—	354	354
Noncontrolling interest activity	—	—	(286)	—	(286)
Dividends declared to common stockholders ($1.65 per share)	—	—	(230,958)	—	(230,958)
Issuance of common stock, net of withholdings	1	(11,554)	1,590	—	(9,963)
Repurchase of common stock, including repurchase costs	—	(539)	(590)	—	(1,129)
Amortization of deferred compensation	—	11,123	—	—	11,123
Balance at March 31, 2023	$1,401	$10,764,538	$401,879	$1,438	$11,169,256
Net income attributable to common stockholders	—	—	367,923	—	367,923
Gain on cash flow hedges, net	—	—	—	8,826	8,826
Cash flow hedge losses reclassified to earnings	—	—	—	354	354
Noncontrolling interest activity	—	—	(367)	—	(367)
Dividends declared to common stockholders ($1.65 per share)	—	—	(234,774)	—	(234,774)
Issuance of common stock, net of withholdings	19	494,643	43	—	494,705
Repurchase of common stock, including repurchase costs	—	(369)	(413)	—	(782)
Amortization of deferred compensation	—	10,424	—	—	10,424
Balance at June 30, 2023	$1,420	$11,269,236	$534,291	$10,618	$11,815,565
Net income attributable to common stockholders	—	—	172,031	—	172,031
Gain on cash flow hedges, net	—	—	—	15,502	15,502
Cash flow hedge losses reclassified to earnings	—	—	—	354	354
Noncontrolling interest activity	—	—	(564)	—	(564)
Dividends declared to common stockholders ($1.65 per share)	—	—	(234,777)	—	(234,777)
Issuance of common stock, net of withholdings	—	(28)	(1)	—	(29)
Amortization of deferred compensation	—	9,519	—	—	9,519
Balance at September 30, 2023	$1,420	$11,278,727	$470,980	$26,474	$11,777,601

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$800,083	$686,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	631,314	606,271
Amortization of deferred financing costs and debt discount	9,995	9,450
Loss on extinguishment of debt, net	—	150
Amortization of stock-based compensation	20,241	21,849
Equity in (income) loss of, and return on, unconsolidated investments and noncontrolling interests, net of eliminations	(27,290)	2,895
Impairment loss	1,415	4,173
Abandonment of development pursuits	7,235	23,212
Cash flow hedge (gains) losses reclassified to earnings	(197)	1,062
Gain on sale of real estate assets	(242,032)	(210,409)
Increase in prepaid expenses and other assets	(32,965)	(3,206)
Increase in accrued expenses, other liabilities and accrued interest payable	111,266	72,023
Net cash provided by operating activities	1,279,065	1,213,842

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(691,744)	(691,543)
Acquisition of real estate assets	(278,363)	(83,348)
Capital expenditures - existing real estate assets	(136,431)	(121,644)
Capital expenditures - non-real estate assets	(4,554)	(13,116)
(Decrease) increase in payables for construction	(6,440)	22,956
Proceeds from sale of real estate and for-sale condominiums, net of selling costs	502,808	359,477
Note receivable lending	(65,913)	(47,616)
Note receivable payments	237	230
Distributions from unconsolidated entities and investment sale proceeds	7,178	5,385
Unconsolidated investments	(9,367)	(13,645)
Net cash used in investing activities	(682,589)	(582,864)

Cash flows from financing activities:
Issuance of common stock, net	7,232	494,810
Repurchase of common stock, net	—	(1,911)
Dividends paid	(720,136)	(688,486)
Net borrowings under unsecured credit facility and commercial paper	—	69,989
Repayments of mortgage notes payable, including prepayment penalties	(9,131)	(45,700)
Issuance of unsecured notes	398,788	—
Repayment of unsecured notes	—	(400,000)
Payment of deferred financing costs	(3,762)	(662)
Receipt for termination of forward interest rate swaps	16,839	—
Payments related to tax withholding for share-based compensation	(16,602)	(10,529)
Noncontrolling interests, joint venture and preferred equity transactions	(8,187)	(2,628)
Net cash used in financing activities	(334,959)	(585,117)

Net increase in cash, cash equivalents and restricted cash	261,517	45,861

Cash, cash equivalents and restricted cash, beginning of period	530,960	734,245
Cash, cash equivalents and restricted cash, end of period	$792,477	$780,106

Cash paid during the period for interest, net of amount capitalized	$135,420	$130,680
See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$552,356	$508,571
Restricted cash	240,121	271,535
Cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$792,477	$780,106

Supplemental disclosures of non-cash investing and financing activities:

During the nine months ended September 30, 2024:

•As described in Note 4, "Equity," the Company issued 250,806 shares of common stock as part of the Company's stock-based compensation plans, of which 146,725 shares related to the conversion of performance awards to shares of common stock, and the remaining 104,081 shares valued at $18,020,000 were issued in connection with new stock grants; 12,290 shares valued at $1,972,000 were issued in conjunction with the conversion of deferred stock awards; 2,777 shares valued at $521,000 were issued through the Company's dividend reinvestment plan; 93,181 shares valued at $16,643,000 were withheld to satisfy employees' tax withholding and other liabilities; and 4,021 restricted shares with an aggregate value of $732,000 were forfeited.

•Common stock dividends declared but not paid totaled $243,029,000.

•The Company recorded (i) an increase to prepaid expenses and other assets of $12,308,000 and a corresponding adjustment to accumulated other comprehensive income; and (ii) reclassified $197,000 of cash flow hedge gains from other comprehensive income to interest expense, net, to record the impact of the Company's derivative and hedging activity.

During the nine months ended September 30, 2023:

•The Company issued 152,894 shares of common stock as part of the Company's stock-based compensation plans, of which 60,016 shares related to the conversion of performance awards to shares of common stock, and the remaining 92,878 shares valued at $16,507,000 were issued in connection with new stock grants; 2,577 shares valued at $463,000 were issued through the Company's dividend reinvestment plan; 62,482 shares valued at $10,559,000 were withheld to satisfy employees' tax withholding and other liabilities; and 2,119 restricted shares with an aggregate value of $413,000 were forfeited.

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

At September 30, 2024, the Company owned or held a direct or indirect ownership interest in 305 apartment communities containing 92,908 apartment homes in 12 states and the District of Columbia, of which 19 communities were under development. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 28 communities that, if developed as expected, will contain an estimated 9,091 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "Form 10-K"). The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Basic and diluted shares outstanding
Weighted average common shares - basic	142,038,838	141,838,841	141,981,920	141,128,506
Weighted average DownREIT units outstanding	—	—	—	4,670
Effect of dilutive securities	477,846	359,258	394,514	315,499
Weighted average common shares - diluted	142,516,684	142,198,099	142,376,434	141,448,675

Calculation of Earnings per Common Share - basic
Net income attributable to common stockholders	$372,519	$172,031	$799,902	$686,856
Net income allocated to unvested restricted shares	(706)	(309)	(1,537)	(1,229)
Net income attributable to common stockholders - basic	$371,813	$171,722	$798,365	$685,627

Weighted average common shares - basic	142,038,838	141,838,841	141,981,920	141,128,506

Earnings per common share - basic	$2.62	$1.21	$5.62	$4.86

Calculation of Earnings per Common Share - diluted
Net income attributable to common stockholders	$372,519	$172,031	$799,902	$686,856
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	—	—	—	25
Net income attributable to common stockholders - diluted	$372,519	$172,031	$799,902	$686,881

Weighted average common shares - diluted	142,516,684	142,198,099	142,376,434	141,448,675

Earnings per common share - diluted	$2.61	$1.21	$5.62	$4.86

Certain options to purchase shares of common stock in the amounts of 9,793 and 25,537 were outstanding as of September 30, 2024 and 2023, respectively, and certain forward contracts to sell shares of common stock in the amounts of 3,757,922 were outstanding as of September 30, 2024, and were not included in the computation of diluted earnings per common share because such options and forward sale contracts were anti-dilutive for the period.

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

Income Taxes

The Company recognized an income tax expense of $782,000 and $698,000 for the three and nine months ended September 30, 2024, respectively, and an income tax expense of $4,372,000 and $7,715,000 for the three and nine months ended September 30, 2023, respectively. The income tax expense for the three and nine months ended September 30, 2023 is primarily related to The Park Loggia, a mixed-use development in New York, New York, comprised of for-sale condominiums and retail.

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

For leases that have options to extend the term or terminate the lease early, the Company only factored the impact of such options into the lease term if the option was considered reasonably certain to be exercised. The Company determined the discount rate associated with its ground and office leases on a lease-by-lease basis using the Company’s actual borrowing rates as well as indicative market pricing for longer term rates and taking into consideration the remaining term of the lease agreements. For leases that are 12 months or less, the Company elected the practical expedient to recognize the lease payments on a straight-line basis.

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

Revenue and Gain Recognition

The Company recognizes revenue for the transfer of goods and services to customers for consideration that the Company expects to receive. The majority of the Company’s revenue is derived from residential and commercial rental and other lease income, which are accounted for as discussed above, under "Leases". The Company's revenue streams that are not accounted for as residential and commercial rental and other lease income include (i) management, development and other fees, (ii) non-lease related revenue and (iii) gains or losses on the sale of real estate.

The following table details the Company’s revenue disaggregated by reportable operating segment, further discussed in Note 8, “Segment Reporting,” for the three and nine months ended September 30, 2024 and 2023. Segment information for total revenue excludes real estate assets that were sold from January 1, 2023 through September 30, 2024, or otherwise qualify as held for sale as of September 30, 2024, as described in Note 6, "Real Estate Disposition Activities" (dollars in thousands):

	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the three months ended September 30, 2024
Management, development and other fees and other ancillary items	$—	$—	$—	$1,716	$1,716
Non-lease related revenue (2)	1,996	1,429	104	—	3,529
Total non-lease revenue	1,996	1,429	104	1,716	5,245

Lease income (3)	675,583	30,217	20,004	—	725,804

Total revenue	$677,579	$31,646	$20,108	$1,716	$731,049

For the three months ended September 30, 2023
Management, development and other fees and other ancillary items	$—	$—	$—	$1,934	$1,934
Non-lease related revenue (2)	3,057	1,268	40	—	4,365
Total non-lease revenue	3,057	1,268	40	1,934	6,299

Lease income (3)	654,516	19,485	1,548	—	675,549

Total revenue	$657,573	$20,753	$1,588	$1,934	$681,848

	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the nine months ended September 30, 2024
Management, development and other fees and other ancillary items	$—	$—	$—	$5,342	$5,342
Non-lease related revenue (2)	7,033	4,047	352	—	11,432
Total non-lease revenue	7,033	4,047	352	5,342	16,774

Lease income (3)	2,006,338	80,231	41,565	—	2,128,134

Total revenue	$2,013,371	$84,278	$41,917	$5,342	$2,144,908

For the nine months ended September 30, 2023
Management, development and other fees and other ancillary items	$—	$—	$—	$5,712	$5,712
Non-lease related revenue (2)	8,482	3,436	69	—	11,987
Total non-lease revenue	8,482	3,436	69	5,712	17,699

Lease income (3)	1,936,507	49,071	1,773	—	1,987,351

Total revenue	$1,944,989	$52,507	$1,842	$5,712	$2,005,050
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
(3)Represents residential and commercial rental and other lease income, as discussed above, under "Leases".

Due to the nature and timing of the Company’s identified revenue streams, there were no material amounts of outstanding or unsatisfied performance obligations as of September 30, 2024.

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

In addition to the specific reserves recognized, the Company also evaluates its lease receivables for collectability at a portfolio level. The Company recognizes a reserve on a portfolio level when the uncollectible revenue is probable and reasonably estimable. The Company applies this reserve to the Company’s revenue and receivables not addressed as part of the specific reserve.

The Company recorded an aggregate offset to income for uncollectible lease revenue, net of amounts received from government rent relief programs, for its residential and commercial portfolios of $11,669,000 and $13,363,000 for the three months ended September 30, 2024 and 2023, respectively, and $35,450,000 and $43,667,000 for the nine months ended September 30, 2024 and 2023.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which requires disclosures of significant segment expenses provided to the chief operating decision maker (“CODM”) and will be effective for annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025. The Company is assessing the standard and does not expect the standard to have a material effect on the Company’s disclosures.

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

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $10,348,000 and $12,170,000 for the three months ended September 30, 2024 and 2023, respectively, and $33,146,000 and $34,794,000 for the nine months ended September 30, 2024 and 2023, respectively.

3.  Debt

The Company's debt, which consists of unsecured notes, mortgage notes payable, the Credit Facility and the Commercial Paper Program, each as defined below, as of September 30, 2024 and December 31, 2023 is summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of September 30, 2024 and December 31, 2023, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities"). The weighted average interest rates in the following table for secured and unsecured notes include costs of financing such as credit enhancement fees, trustees' fees, the impact of interest rate hedges and mark-to-market adjustments.

	September 30, 2024		December 31, 2023

Fixed rate unsecured notes	$7,700,000	3.4%	$7,300,000	3.3%
Fixed rate mortgage notes payable - conventional and tax-exempt	333,560	3.9%	333,892	3.9%
Variable rate mortgage notes payable - conventional and tax-exempt	401,350	4.7%	410,150	5.5%
Total mortgage notes payable and unsecured notes	8,434,910	3.5%	8,044,042	3.5%
Credit Facility	—	—%	—	—%
Commercial paper	—	—%	—	—%
Total principal outstanding	8,434,910	3.5%	8,044,042	3.5%
Less deferred financing costs and debt discount (1)	(59,648)		(62,220)
Total	$8,375,262		$7,981,822
_____________________________________
(1)Excludes deferred financing costs and debt discount associated with the Credit Facility and Commercial Paper Program which are included in prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

The Company has a $2,250,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in September 2026. The interest rate that would be applicable to borrowings under the Credit Facility was 5.77% at September 30, 2024 and was composed of (i) the Secured Overnight Financing Rate ("SOFR"), applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.805% per annum, which consisted of a 0.10% SOFR adjustment plus 0.705% per annum, assuming a daily SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.63% to SOFR plus 1.38% based upon the rating of the Company's unsecured senior notes. There is also an annual facility commitment fee of 0.12% of the borrowing capacity under the facility, which can vary from 0.095% to 0.295% based upon the rating of the Company's unsecured senior notes. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases by meeting or missing targets related to environmental sustainability, specifically greenhouse gas emission reductions, with the adjustment determined annually. The annual determination under the sustainability-linked pricing component occurred in July 2024, maintaining reductions of approximately 0.02% to the interest rate margin and 0.005% to the commitment fee due to our achievement of sustainability targets.

The availability on the Company's Credit Facility as of September 30, 2024 and December 31, 2023 was as follows (dollars in thousands):

	September 30, 2024	December 31, 2023

Credit Facility commitment	$2,250,000	$2,250,000
Credit Facility outstanding	—	—
Commercial paper outstanding	—	—
Letters of credit outstanding (1)	(1,814)	(1,914)
Total Credit Facility available	$2,248,186	$2,248,086
_____________________________________
(1)In addition, the Company had $58,263 and $58,116 outstanding in additional letters of credit unrelated to the Credit Facility as of September 30, 2024 and December 31, 2023, respectively.

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

In the aggregate, secured notes payable mature at various dates from March 2027 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,254,473,000, excluding communities classified as held for sale, as of September 30, 2024).

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at September 30, 2024 were as follows (dollars in thousands):

Year	Secured notes principal payments and maturities	Unsecured notes maturities	Stated interest rate of unsecured notes
2024	$461	$300,000	3.50%
2025	10,765	525,000	3.45%
		300,000	3.50%
2026	11,811	475,000	2.95%
		300,000	2.90%
2027	250,159	400,000	3.35%
2028	18,902	450,000	3.20%
		400,000	1.90%
2029	132,661	450,000	3.30%
2030	9,100	700,000	2.30%
2031	9,700	600,000	2.45%
2032	10,400	700,000	2.05%
2033	12,000	350,000	5.00%
		400,000	5.30%
Thereafter	268,951	400,000	5.35%
		350,000	3.90%
		300,000	4.15%
		300,000	4.35%
	$734,910	$7,700,000

The Company was in compliance at September 30, 2024 with customary covenants under the Credit Facility and the indentures under which the unsecured notes were issued.

4.  Equity

As of September 30, 2024 and December 31, 2023, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the nine months ended September 30, 2024, the Company:

i.issued 32,605 shares of common stock in connection with stock options exercised;
ii.issued 2,777 shares of common stock through the Company's dividend reinvestment plan;
iii.issued 250,806 shares of common stock in connection with restricted stock grants and the conversion of performance awards to shares of common stock;
iv.issued 12,290 shares of common stock in connection with the conversion of deferred stock awards;
v.issued 9,875 shares of common stock through the Employee Stock Purchase Plan;
vi.withheld 93,181 shares of common stock to satisfy employees' tax withholding and other liabilities; and
vii.canceled 4,021 shares of restricted common stock upon forfeiture.

Deferred compensation granted under the Company's Second Amended and Restated 2009 Equity Incentive Plan (the "Plan") does not impact the Company's Condensed Consolidated Financial Statements until recognized as compensation cost.

The Company has a continuous equity program (the "CEP") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. During the three months ended September 30, 2024, the Company entered into forward contracts under the CEP to sell 203,297 shares of common stock for approximate proceeds, net of fees, of $44,066,000, based on the gross weighted average price of $219.92 per share, with settlement of the forward contracts expected to occur on one or more dates not later than December 31, 2025. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for the Company's dividends and a daily interest factor. During the three and nine months ended September 30, 2024 and 2023, the Company had no other sales under the CEP. As of September 30, 2024, the Company had $661,251,000 remaining authorized for issuance under the CEP, after consideration of the forward contracts.

In addition, during the three months ended September 30, 2024, the Company completed an underwritten public offering of 3,680,000 shares of its common stock at a discount to the closing price of $226.52 per share, net of offering fees, offered in connection with forward contracts entered into with certain financial institutions acting as forward purchasers. Assuming full physical settlement of the forward contracts, which the Company expects to occur no later than December 31, 2025, the Company will receive approximate proceeds, net of offering fees and discounts of $808,606,000, based on the initial forward price. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for the Company's dividends and a daily interest factor.

The Company has a stock repurchase program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "Stock Repurchase Program"). During the three and nine months ended September 30, 2024, the Company had no repurchases of shares under this program. During the nine months ended September 30, 2023, the Company repurchased 11,800 shares of common stock, at an average price of $161.96 per share. As of September 30, 2024, the Company had $314,237,000 remaining authorized for purchase under this program.

5.  Investments

Investments in Consolidated Real Estate Entities

The following real estate acquisitions occurred during the nine months ended September 30, 2024 (dollars in thousands):

Community name	Location	Period	Apartment homes	Purchase price
Avalon at Pier 121	Lewisville, TX	Q2 2024	300	$62,100
Avalon Perimeter Park	Morrisville, NC	Q3 2024	262	$66,500
Avalon Cherry Hills	Englewood, CO	Q3 2024	306	$95,000
AVA Balboa Park	San Diego, CA	Q3 2024	100	$51,000

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

Structured Investment Program

The Company operates a Structured Investment Program (the “SIP”), an investment platform through which the Company provides mezzanine loans or preferred equity to third-party multifamily developers. As of September 30, 2024, the Company had seven commitments to fund up to $191,585,000 in the aggregate. The Company's investment commitments have a weighted average rate of return of 11.5% and a weighted average initial maturity date of December 2026. At September 30, 2024, the Company had funded $162,373,000 of these commitments. The Company recognized interest income of $4,657,000 and $1,752,000 for the three months ended September 30, 2024 and 2023, respectively, and $11,773,000 and $3,864,000 for the nine months ended September 30, 2024 and 2023, respectively, from the SIP. Interest income and any change in the expected credit loss are included as a component of income from unconsolidated investments, on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company evaluates each SIP commitment to determine the classification as a loan or an investment in a real estate development project. As of September 30, 2024, all of the SIP commitments are classified as loans. The Company includes amounts outstanding under the SIP as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets. The Company evaluates the credit risk for each commitment on an ongoing basis, estimating the reserve for credit losses using relevant available information from internal and external sources. Market-based historical credit loss data provides the basis for the estimation of expected credit losses, with adjustments, if necessary, for differences in current commitment-specific risk characteristics, such as the amount of equity capital provided by a borrower, nature of the real estate being developed or other factors.

Unconsolidated Investments

As of September 30, 2024, the Company had investments in five unconsolidated entities with real estate holdings, with ownership interest percentages ranging from 20.0% to 50.0%, coupled with other unconsolidated investments including property technology and environmentally focused companies and investment management funds. For the Arts District joint venture, which owns an apartment community that completed development during the nine months ended September 30, 2024 and in which the Company has an ownership interest of 25.0%, the Company has provided the lender a payment guarantee for 30% of the venture's construction loan maximum borrowing capacity, on behalf of the venture. At September 30, 2024, the construction loan had an outstanding balance of $152,240,000 and maximum borrowing capacity of $167,147,000. Any amounts payable under the 30% construction loan guarantee by the Company are obligations of the venture partners in proportion to their ownership interest, and in the event the Company is obligated to perform under its construction loan guarantee, its joint venture partner is obligated to reimburse the Company for 75% of amounts paid.

The Company accounts for its unconsolidated investments under the equity method of accounting, net asset value or under the measurement alternative with the carrying amount of the investment adjusted to fair value when there is an observable transaction for the same or similar investment of the same issuer indicating a change in fair value. The significant accounting policies of the unconsolidated investments are consistent with those of the Company in all material respects. Certain of these investments are subject to various buy‑sell provisions or other rights which are customary in real estate joint venture agreements. The Company and its partners in these entities may initiate these provisions to either sell the Company's interest or acquire the interest from the Company's partner.

Expensed Transaction, Development and Other Pursuit Costs

The Company capitalizes costs associated with its development activities to the basis of land held when future development is probable ("Development Rights"), or if the Company has either not yet acquired the land or if the project is subject to a leasehold interest, the costs are capitalized as deferred development costs. Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. If the Company determines a Development Right is no longer probable, the Company recognizes any necessary expense to write down its basis in the Development Right. The Company assesses its portfolio of land held for development as well as for investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. The Company expensed costs related to development pursuits not yet considered probable for development and other development related activity, in the amounts of $1,573,000 and $18,959,000 for the three months ended September 30, 2024 and 2023, respectively, and $7,235,000 and $23,212,000 for the nine months ended September 30, 2024 and 2023, respectively. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. The amounts for 2023 include write-offs of $17,111,000 related to three Development Rights in Northern and Southern California and the Mid-Atlantic that the Company determined are no longer probable. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Long-Lived Assets Casualty Loss

For the nine months ended September 30, 2024, the Company recognized charges of $2,935,000 for the property damage to certain of the Company's communities, reported as casualty and impairment loss on the accompanying Condensed Consolidated Statements of Comprehensive Income. For the three and nine months ended September 30, 2023, the Company recognized $3,499,000 and $8,550,000, respectively, for the property damage to certain of the Company's communities, reported as casualty and impairment loss on the accompanying Condensed Consolidated Statements of Comprehensive Income. The charge for the nine months ended September 30, 2024, relates to flooding and water damage at communities in California from extensive rainfall and a fire at a community in New Jersey. The charge for the nine months ended September 30, 2023, relates to damage to certain communities in the Northeast and California regions from severe weather.

6.  Real Estate Disposition Activities

The following real estate sales occurred during the nine months ended September 30, 2024 (dollars in thousands):

Community name	Location	Period of sale	Apartment homes	Gross sales price	Gain on disposition (1)	Commercial square feet
AVA Belltown	Seattle, WA	Q2 2024	100	$34,000	$22,673	1,000
AVA North Hollywood	Los Angeles, CA	Q2 2024	156	$62,100	$874	11,000
Avalon Hackensack at Riverside	Hackensack, NJ	Q2 2024	226	$85,600	$44,834	—
AVA Theater District	Boston, MA	Q3 2024	398	$212,000	$77,254	—
Avalon Darien	Darien, CT	Q3 2024	189	$120,000	$95,732	—
_________________________________
(1)    Gain on disposition was reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

At September 30, 2024, the Company had two real estate assets that qualified as held for sale.

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

Subsequently, on November 1, 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc. and 14 owners and/or operators of multifamily housing in the District of Columbia, including the Company, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data (the “D.C. Antitrust Litigation”). On May 29, 2024, the Superior Court granted, with prejudice, the Company’s motion to dismiss this case as it pertains to the Company. See Note 12, "Subsequent Events," for further discussion of the D.C. Antitrust Litigation.

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

Lease Obligations

The Company owns seven apartment communities, two commercial properties and one development right located on land subject to ground leases expiring between July 2046 and May 2123. The Company has purchase options for all ground leases expiring prior to 2062. The ground leases for six of the seven apartment communities, the two commercial properties and one development right are operating leases, with rental expense recognized on a straight-line basis over the lease term. During the three and nine months ended September 30, 2024, the Company entered into a new ground lease, expiring May 2123, for a development right, resulting in minimum lease payments over the term of the lease of $155,600,000 and a lease liability balance of $25,297,000 as of September 30, 2024. In addition, the Company is party to 15 leases for its corporate and regional offices with varying terms through 2031, all of which are operating leases.

As of September 30, 2024 and December 31, 2023, the Company had total operating lease assets of $128,796,000 and $106,146,000, respectively, and lease obligations of $155,435,000 and $133,220,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company incurred costs of $4,166,000 and $4,081,000 for the three months ended September 30, 2024 and 2023, respectively, and $12,543,000 and $12,167,000, respectively, for the nine months ended September 30, 2024 and 2023, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease and four leases for portions of parking garages adjacent to apartment communities that are finance leases. As of September 30, 2024 and December 31, 2023, the Company had total finance lease assets of $28,198,000 and $28,528,000, respectively, and total finance lease obligations of $19,965,000 and $20,012,000, respectively, reported as components of right of use lease assets and lease liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

The Company's segment disclosures present the measure(s) used by the CODM for assessing each segment's performance. The Company's CODM is comprised of several members of its executive management team who use net operating income ("NOI") as the primary financial measure for Same Store communities and Other Stabilized communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), property management and other indirect operating expenses, net of corporate income, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from unconsolidated investments, depreciation expense, income tax (benefit) expense, casualty and impairment loss, gain on sale of communities, other real estate activity and net operating income from real estate assets sold or held for sale. The CODM evaluates the Company's financial performance on a consolidated residential and commercial basis. The commercial results attributable to the non-apartment components of the Company's mixed-use communities and other nonresidential operations represent 1.6% and 1.7% of total NOI for the three months ended September 30, 2024 and 2023, respectively, and 1.7% and 1.8% of total NOI for the nine months ended September 30, 2024 and 2023, respectively. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income and consistent with how the Company's CODM evaluates total NOI.

In conjunction with the Company’s continued centralization of operating activities into a shared services model, the Company changed its presentation for centralized shared service costs to reflect these platform costs in property management and other indirect operating expenses, net of corporate income for all periods presented. Total property management and other indirect operating expenses, net of corporate income for the three and nine months ended September 30, 2023 as presented in the following table includes $3,133,000 and $9,429,000, respectively, of shared services costs for this change.

A reconciliation of NOI to net income for the three and nine months ended September 30, 2024 and 2023 is as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net income	$372,519	$171,790	$800,083	$686,372
Property management and other indirect operating expenses, net of corporate income	40,149	33,554	112,906	99,606
Expensed transaction, development and other pursuit costs, net of recoveries	1,573	18,959	7,235	23,212
Interest expense, net	55,769	48,115	167,613	156,521
Loss on extinguishment of debt, net	—	150	—	150
General and administrative expense	20,089	20,466	60,006	58,542
Income from unconsolidated investments	(30,720)	(1,930)	(46,389)	(11,745)
Depreciation expense	212,122	200,982	631,314	606,271
Income tax expense	782	4,372	698	7,715
Casualty and impairment loss	—	3,499	2,935	8,550
Gain on sale of communities	(172,973)	(22,121)	(241,459)	(209,430)
Other real estate activity	(314)	(237)	(636)	(707)
Net operating income from real estate assets sold or held for sale	(2,036)	(10,537)	(18,501)	(39,005)
Net operating income	$496,960	$467,062	$1,475,805	$1,386,052

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Rental income from real estate assets sold or held for sale	$3,258	$15,787	$28,300	$58,154
Operating expenses from real estate assets sold or held for sale	(1,222)	(5,250)	(9,799)	(19,149)
Net operating income from real estate assets sold or held for sale	$2,036	$10,537	$18,501	$39,005

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table details the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2024. Segment information for the three and nine months ended September 30, 2024 and 2023 has been adjusted to exclude the real estate assets that were sold from January 1, 2023 through September 30, 2024, or otherwise qualify as held for sale as of September 30, 2024, as described in Note 6, "Real Estate Disposition Activities."

	For the three months ended		For the nine months ended
	Total revenue	NOI	Total revenue	NOI	Gross real estate (1)
For the period ended September 30, 2024
Same Store
New England	$91,982	$61,758	$271,263	$184,215	$2,798,805
Metro NY/NJ	135,374	90,689	403,462	275,337	4,382,578
Mid-Atlantic	105,465	70,905	310,762	213,005	3,767,527
Southeast Florida	24,292	15,150	73,271	46,902	1,101,440
Denver, CO	10,369	7,315	30,738	22,049	505,910
Pacific Northwest	44,155	31,315	131,188	93,702	1,532,051
Northern California	107,860	76,293	321,132	227,486	3,788,817
Southern California	149,491	103,050	446,020	311,576	5,085,618
Other Expansion Regions	8,591	5,287	25,535	16,512	478,552
Total Same Store	677,579	461,762	2,013,371	1,390,784	23,441,298

Other Stabilized	31,646	21,171	84,278	57,447	1,557,340
Development / Redevelopment	20,108	14,027	41,917	27,574	2,249,625
Land Held for Development	N/A	N/A	N/A	N/A	154,906
Non-allocated (2)	1,716	N/A	5,342	N/A	119,576

Total	$731,049	$496,960	$2,144,908	$1,475,805	$27,522,745

For the period ended September 30, 2023
Same Store
New England	$88,256	$58,585	$259,673	$174,156	$2,768,023
Metro NY/NJ	131,701	89,294	389,250	268,536	4,365,736
Mid-Atlantic	101,888	70,578	300,865	210,835	3,725,935
Southeast Florida	23,831	15,426	72,198	47,358	1,097,837
Denver, CO	10,272	7,231	30,176	21,337	504,590
Pacific Northwest	42,308	29,800	126,710	90,376	1,521,311
Northern California	105,974	75,927	316,533	227,469	3,748,596
Southern California	144,695	100,468	424,147	294,637	5,019,118
Other Expansion Regions	8,648	5,475	25,437	16,404	475,223
Total Same Store	657,573	452,784	1,944,989	1,351,108	23,226,369

Other Stabilized	20,753	14,288	52,507	35,809	1,077,588
Development / Redevelopment	1,588	(10)	1,842	(865)	1,397,887
Land Held for Development	N/A	N/A	N/A	N/A	183,158
Non-allocated (2)	1,934	N/A	5,712	N/A	69,520

Total	$681,848	$467,062	$2,005,050	$1,386,052	$25,954,522
__________________________________
(1)Does not include gross real estate assets held for sale of $68,263 as of September 30, 2024 and gross real estate either sold or classified as held for sale subsequent to September 30, 2023 of $451,795.
(2)Revenue represents third-party property management, developer fees and miscellaneous income and other ancillary items which are not allocated to a reportable segment.

9.  Stock-Based Compensation Plans

As part of its long-term compensation plans, the Company has granted stock options, performance awards and restricted stock under the Plan. Details of the outstanding awards and activity under the Plan for the nine months ended September 30, 2024 are presented below.

Stock Options:

	Options	Weighted average exercise price per option
Options Outstanding at December 31, 2023	303,784	$181.99
Granted (1)	13,759	172.11
Exercised	(32,605)	179.78
Forfeited	—	—
Expired	(5,062)	180.32
Options Outstanding at September 30, 2024	279,876	$181.79
Options Exercisable at September 30, 2024	255,891	$181.77
__________________________________
(1)All options are from recipient elections to receive a portion of earned restricted stock awards in the form of stock options.

Performance Awards:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2023	275,202	$210.52
Granted (1)	95,782	185.97
Change in awards based on performance (2)	30,375	216.50
Converted to shares of common stock	(146,725)	201.07
Forfeited	(3,966)	202.13
Outstanding at September 30, 2024	250,668	$207.52
__________________________________
(1)The shares of common stock that may be earned is based on the total shareholder return metrics for the Company's common stock for 52,683 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 43,099 performance awards.
(2)Represents the change in the number of performance awards earned based on performance achievement.

The Company used a Monte Carlo model to assess the compensation cost associated with the portion of the performance awards granted for which achievement will be determined by using total shareholder return measures. For the awards granted in 2024, the assumptions used are as follows:

2024
Dividend yield	3.9%
Estimated volatility over the life of the plan (1)	20.5% - 22.8%
Risk free rate	3.92% - 4.59%
Estimated performance award value based on total shareholder return measure	$189.47
__________________________________
(1)Estimated volatility over the life of the plan is using 50% historical volatility and 50% implied volatility.

For the portion of the performance awards granted in 2024 for which achievement will be determined by using financial metrics, the compensation cost was based on an average grant date value of $175.54.

Restricted Stock:

	Restricted stock shares	Weighted average grant date fair value per share
Outstanding at December 31, 2023	173,291	$194.68
Granted	104,081	173.14
Vested	(86,369)	194.67
Forfeited	(4,021)	181.97
Outstanding at September 30, 2024	186,982	$182.97

Total employee stock-based compensation cost recognized in income was $20,338,000 and $22,112,000 for the nine months ended September 30, 2024 and 2023, respectively, and total capitalized stock-based compensation cost was $9,183,000 and $9,269,000 for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, there was a total unrecognized compensation cost of $35,357,000 for unvested restricted stock, stock options and performance awards, which is expected to be recognized over a weighted average period of 1.9 years. Forfeitures are included in compensation cost as they occur.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities and provides other real estate related services to third parties, for which it receives asset management, property management, construction, development and redevelopment fee revenue. From these entities, the Company earned fees of $1,716,000 and $1,934,000 for the three months ended September 30, 2024 and 2023, respectively, and $5,342,000 and $5,712,000 for the nine months ended September 30, 2024 and 2023, respectively. In addition, the Company had outstanding receivables associated with its property and construction management roles of $2,461,000 and $7,946,000 as of September 30, 2024 and December 31, 2023, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount $599,000 for both the three months ended September 30, 2024 and 2023 and $1,798,000 and $1,845,000 for the nine months ended September 30, 2024 and 2023, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $1,265,000 and $799,000 on September 30, 2024 and December 31, 2023, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

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

The following table summarizes the consolidated derivative positions at September 30, 2024 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps
Notional balance	$391,846	$100,000
Weighted average interest rate (1)	4.7%	N/A
Weighted average capped/swapped interest rate	6.7%	3.2%
Earliest maturity date	February 2026	May 2025
Latest maturity date	January 2027	June 2025
____________________________________
(1)For debt hedged by interest rate caps, represents the weighted average interest rate on the hedged debt prior to any impact of the associated interest rate caps.

During the three months ended September 30, 2024, the Company entered into $100,000,000 of new forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of the Company's anticipated future debt issuance activity through December 31, 2025. The Company expects to cash settle the swaps and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

During the nine months ended September 30, 2024, the Company terminated $250,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of unsecured notes, receiving $16,839,000. Of the $250,000,000 forward interest rate swap agreements terminated, $50,000,000 were entered into during the nine months ended September 30, 2024. The Company has deferred these amounts in accumulated other comprehensive income on the accompanying Consolidated Balance Sheets and is recognizing the impact as a component of interest expense, net, over the term of the respective hedged debt.

The Company had certain derivatives not designated as hedges during the three and nine months ended September 30, 2024 and 2023, for which fair value changes during each of the respective periods were not material.

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

Equity Securities

The Company has direct equity investments in property technology and environmentally focused companies. These investments are accounted for using the measurement alternative and are valued at the market price of observable transactions. During the three and nine months ended September 30, 2024, the Company recognized income and unrealized gains of $25,261,000 and $34,822,000, respectively, related to these investments, which was reported as a component of income from unconsolidated investments on the accompanying Condensed Consolidated Statements of Comprehensive Income.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	September 30, 2024
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investments
Notes Receivable, net	$195,161	$—	$195,161	$—
Non-designated Hedges
Interest Rate Caps	5	—	5	—
Interest Rate Swaps - Assets	470	—	470	—
Total Assets	$195,636	$—	$195,636	$—

Liabilities
Indebtedness
Fixed rate unsecured notes	$7,290,429	$7,290,429	$—	$—
Mortgage notes payable and Commercial Paper Program	672,254	—	672,254	—
Total Liabilities	$7,962,683	$7,290,429	$672,254	$—

	December 31, 2023
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investments
Notes Receivable, net	$118,127	$—	$118,127	$—
Non-designated Hedges
Interest Rate Caps	85	—	85	—
Interest Rate Swaps - Assets	5,163	—	5,163	—
Total Assets	$123,375	$—	$123,375	$—

Liabilities
Interest Rate Swaps - Liabilities	$162	$—	$162	$—
Indebtedness
Fixed rate unsecured notes	6,716,631	6,716,631	—	—
Mortgage notes payable and Commercial Paper Program	644,313	—	644,313	—
Total Liabilities	$7,361,106	$6,716,631	$644,475	$—

12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In October 2024, the Company had the following activity:

•The Company sold Avalon New Canaan, located in New Canaan, CT, containing 104 apartment homes for $75,000,000.

•The Company acquired Avalon Townhomes at Bee Cave, located in Bee Cave, TX, containing 126 townhomes for a purchase price of $49,000,000.

•The District of Columbia filed a motion asking the court to reconsider the Company's dismissal from the D.C. Antitrust Litigation or give the District of Columbia leave to amend its original complaint. The Company intends to file a reply opposing this motion. The Company is unable to predict the outcome or estimate the loss, if any, that would result from the lawsuit if the court were to grant the District of Columbia’s motion, or if the District of Columbia were to appeal the lawsuit and the appeal were to be granted. See Note 7, "Commitments and Contingencies," for further discussion of the D.C. Antitrust Litigation.

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

Our principal financial goal is to increase long-term shareholder value through the development, redevelopment, acquisition, ownership, operation and asset management and, when appropriate, disposition of apartment communities in our markets. To help meet this goal, we regularly (i) monitor our investment allocation by geographic market and product type, (ii) develop, redevelop and acquire apartment communities in our selected markets, (iii) efficiently operate our communities to maximize resident satisfaction and shareholder return, (iv) selectively sell apartment communities that no longer meet our long term strategy or when opportunities are presented to realize a portion of the value created through our investment and redeploy the proceeds from those sales and (v) maintain a capital structure that we believe is aligned with our business risks and allows us to maintain continuous access to cost-effective capital. We pursue our development, redevelopment, investment and operating activities with the purpose of “Creating a Better Way to Live.”

Third Quarter 2024 Operating Highlights

•Net income attributable to common stockholders for the three months ended September 30, 2024 was $372,519,000, an increase of $200,488,000, or 116.5%, from the prior year period. The increase is primarily attributable to increases in real estate sales and related gains and an increase in NOI from communities over the prior year period.

•Same Store NOI attributable to our apartment rental operations, including parking and other ancillary residential revenue ("Residential"), for the three months ended September 30, 2024 was $456,664,000, an increase of $9,170,000, or 2.0%, over the prior year period. The increase over the prior year period was due to an increase in Residential revenue of $20,205,000, or 3.1%, partially offset by an increase in Residential property operating expenses of $11,035,000, or 5.4%.

Third Quarter 2024 Development Highlights

At September 30, 2024, we owned or held a direct or indirect interest in:

•19 wholly-owned communities under construction, which are expected to contain 6,855 apartment homes with a projected total capitalized cost of $2,683,000,000.

•Land or rights to land on which we expect to develop an additional 28 apartment communities that, if developed as expected, will contain 9,091 apartment homes.

Third Quarter 2024 Real Estate Transactions Highlights

During the three months ended September 30, 2024, we had the following activity:

•We sold two wholly-owned communities containing 587 apartment homes for $332,000,000, for a gain in accordance with GAAP of $172,986,000.

•We acquired three wholly-owned community containing 668 apartment homes for a purchase price of $212,500,000.

In addition, in October 2024, we had the following activity:

•We sold Avalon New Canaan, located in New Canaan, CT, containing 104 apartment homes for $75,000,000.

•We acquired Avalon Townhomes at Bee Cave, located in Bee Cave, TX, containing 126 townhomes for a purchase price of $49,000,000.

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

Current Communities are categorized as Same Store, Other Stabilized, Redevelopment, or Unconsolidated according to the following attributes:

•Same Store is composed of consolidated communities where a comparison of operating results from the prior year to the current year is meaningful as these communities were owned and had stabilized occupancy as of the beginning of the prior year period. For the nine month periods ended September 30, 2024 and 2023, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2023, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale as of September 30, 2024 or probable for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

As of September 30, 2024, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Same Store:
New England	37	9,236
Metro NY/NJ	40	12,540
Mid-Atlantic	42	14,482
Southeast Florida	8	2,837
Denver, CO	6	1,539
Pacific Northwest	19	5,374
Northern California	39	12,045
Southern California	58	17,791
Other Expansion Regions	6	1,381
Total Same Store	255	77,225

Other Stabilized:
New England	3	505
Metro NY/NJ	3	689
Mid-Atlantic	1	714
Southeast Florida	—	—
Denver, CO	1	306
Pacific Northwest	—	—
Northern California	1	94
Southern California	1	100
Other Expansion Regions	5	1,693
Total Other Stabilized	15	4,101

Redevelopment	—	—

Unconsolidated	9	2,722

Total Current	279	84,048

Development	26	8,860

Unconsolidated Development	—	—

Total Communities	305	92,908

Development Rights	28	9,091

Results of Operations

Our results of operations are driven by our operating platform and are primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in Same Store NOI; NOI derived from acquisitions, development completions and development under construction and in lease-up; loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three and nine months ended September 30, 2024 and 2023 is as follows (unaudited, dollars in thousands).

	For the three months ended September 30,		September 30, 2024 vs. 2023		For the nine months ended September 30,		September 30, 2024 vs. 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Revenue:
Rental and other income	$732,591	$695,701	$36,890	5.3%	$2,167,866	$2,057,492	$110,374	5.4%
Management, development and other fees	1,716	1,934	(218)	(11.3)%	5,342	5,712	(370)	(6.5)%
Total revenue	734,307	697,635	36,672	5.3%	2,173,208	2,063,204	110,004	5.3%

Expenses:
Direct property operating expenses, excluding property taxes	151,145	139,699	11,446	8.2%	430,256	404,548	25,708	6.4%
Property taxes	82,419	78,399	4,020	5.1%	243,255	227,882	15,373	6.7%
Total community operating expenses	233,564	218,098	15,466	7.1%	673,511	632,430	41,081	6.5%

Property management and other indirect operating expenses	(41,896)	(35,492)	(6,404)	(18.0)%	(118,297)	(105,323)	(12,974)	(12.3)%
Expensed transaction, development and other pursuit costs, net of recoveries	(1,573)	(18,959)	17,386	91.7%	(7,235)	(23,212)	15,977	68.8%
Interest expense, net	(55,769)	(48,115)	(7,654)	(15.9)%	(167,613)	(156,521)	(11,092)	(7.1)%
Loss on extinguishment of debt, net	—	(150)	150	100.0%	—	(150)	150	100.0%
Depreciation expense	(212,122)	(200,982)	(11,140)	(5.5)%	(631,314)	(606,271)	(25,043)	(4.1)%
General and administrative expense	(20,089)	(20,466)	377	1.8%	(60,006)	(58,542)	(1,464)	(2.5)%
Casualty and impairment loss	—	(3,499)	3,499	100.0%	(2,935)	(8,550)	5,615	65.7%
Income from unconsolidated investments	30,720	1,930	28,790	1,491.7%	46,389	11,745	34,644	295.0%
Gain on sale of communities	172,973	22,121	150,852	681.9%	241,459	209,430	32,029	15.3%
Other real estate activity	314	237	77	32.5%	636	707	(71)	(10.0)%
Income before income taxes	373,301	176,162	197,139	111.9%	800,781	694,087	106,694	15.4%
Income tax expense	(782)	(4,372)	3,590	82.1%	(698)	(7,715)	7,017	91.0%
Net income	372,519	171,790	200,729	116.8%	800,083	686,372	113,711	16.6%

Net loss (income) attributable to noncontrolling interests	—	241	(241)	100.0%	(181)	484	(665)	N/A (1)

Net income attributable to common stockholders	$372,519	$172,031	$200,488	116.5%	$799,902	$686,856	$113,046	16.5%
_________________________
(1)Percent change is not meaningful.

Net income attributable to common stockholders increased $200,488,000, or 116.5%, to $372,519,000 and $113,046,000, or 16.5%, to $799,902,000 for the three and nine months ended September 30, 2024, respectively, as compared to the prior year periods, primarily due to increases in real estate sales and related gains, increases in income from unconsolidated investments and an increase in NOI from communities over the prior year periods.

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

In conjunction with our continued centralization of operating activities into a shared services model, we changed our presentation for centralized shared service costs to reflect these platform costs in property management and other indirect operating expenses, net of corporate income for all periods presented. Total property management and other indirect operating expenses, net of corporate income for the three and nine months ended September 30, 2023 as presented in the following tables includes $3,133,000 and $9,429,000, respectively, of shared services costs for this change.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Residential NOI represents results attributable to our apartment rental operations, including parking and other ancillary residential revenue. Reconciliations of NOI and Residential NOI for the three and nine months ended September 30, 2024 and 2023 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Net income	$372,519	$171,790	$800,083	$686,372
Property management and other indirect operating expenses, net of corporate income	40,149	33,554	112,906	99,606
Expensed transaction, development and other pursuit costs, net of recoveries	1,573	18,959	7,235	23,212
Interest expense, net	55,769	48,115	167,613	156,521
Loss on extinguishment of debt, net	—	150	—	150
General and administrative expense	20,089	20,466	60,006	58,542
Income from unconsolidated investments	(30,720)	(1,930)	(46,389)	(11,745)
Depreciation expense	212,122	200,982	631,314	606,271
Income tax expense	782	4,372	698	7,715
Casualty and impairment loss	—	3,499	2,935	8,550
Gain on sale of communities	(172,973)	(22,121)	(241,459)	(209,430)
Other real estate activity	(314)	(237)	(636)	(707)
Net operating income from real estate assets sold or held for sale	(2,036)	(10,537)	(18,501)	(39,005)
NOI	496,960	467,062	1,475,805	1,386,052

Commercial NOI (1)	(7,906)	(7,959)	(24,774)	(24,582)
Residential NOI	$489,054	$459,103	$1,451,031	$1,361,470
_________________________
(1)Represents results attributable to the commercial and other non-residential operations at our communities ("Commercial").

The following presents our Residential NOI and respective changes for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 (unaudited, dollars in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2024	2023	2024 to 2023	2024	2023	2024 to 2023

Same Store	$456,664	$447,494	$9,170	$1,373,215	$1,334,637	$38,578
Other Stabilized	18,416	11,619	6,797	50,401	27,698	22,703
Development / Redevelopment	13,974	(10)	13,984	27,415	(865)	28,280
Total	$489,054	$459,103	$29,951	$1,451,031	$1,361,470	$89,561

The 2.0% increase in our Same Store Residential NOI for the three months ended September 30, 2024 is due to an increase in Residential revenue of $20,205,000, or 3.1%, partially offset by an increase in Residential property operating expenses of $11,035,000, or 5.4%, over the prior year period. The 2.9% increase in our Same Store Residential NOI for the nine months ended September 30, 2024 is due to an increase in Residential revenue of $67,094,000, or 3.5%, partially offset by an increase in Residential property operating expenses of $28,516,000, or 4.8%, over the prior year period.

Rental and other income increased $36,890,000, or 5.3%, and $110,374,000, or 5.4%, for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods, primarily due to the increased rental revenue from our Same Store communities, discussed below.

Consolidated Communities — The weighted average number of occupied apartment homes for consolidated communities increased to 79,203 apartment homes for the nine months ended September 30, 2024, compared to 77,439 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $3,059 for the nine months ended September 30, 2024, compared to $2,945 in the prior year period.

Same Store Communities — The following table presents the change in Same Store Residential revenue, including the attribution of the change between average revenue per occupied home and Economic Occupancy (as defined below) for the nine months ended September 30, 2024 (unaudited, dollars in thousands).

	For the nine months ended September 30,
	2024	2023	2024 to 2023	2024 to 2023	2024	2023	2024 to 2023	2024	2023	2024 to 2023
	Residential revenue				Average monthly revenue per occupied home			Economic Occupancy (1)
			$ Change	% Change			% Change		% Change
New England	$270,655	$259,184	$11,471	4.4%	$3,373	$3,227	4.5%	96.5%	96.6%	(0.1)%
Metro NY/NJ	398,803	385,255	13,548	3.5%	3,698	3,566	3.7%	95.6%	95.7%	(0.1)%
Mid-Atlantic	309,055	299,460	9,595	3.2%	2,497	2,410	3.6%	94.9%	95.3%	(0.4)%
Southeast Florida	71,846	70,380	1,466	2.1%	2,900	2,846	1.9%	97.0%	96.9%	0.1%
Denver, CO	30,493	30,000	493	1.6%	2,324	2,256	3.0%	94.7%	96.1%	(1.4)%
Pacific Northwest	128,117	123,427	4,690	3.8%	2,748	2,682	2.5%	96.4%	95.1%	1.3%
Northern California	318,053	313,885	4,168	1.3%	3,063	3,014	1.6%	95.8%	96.1%	(0.3)%
Southern California	441,260	419,303	21,957	5.2%	2,868	2,730	5.1%	96.1%	96.0%	0.1%
Other Expansion Regions	24,507	24,801	(294)	(1.2)%	2,110	2,101	0.4%	93.4%	95.1%	(1.7)%
Total Same Store	$1,992,789	$1,925,695	$67,094	3.5%	$2,992	$2,889	3.6%	95.8%	95.9%	(0.1)%
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

Same Store uncollectible lease revenue decreased for the three and nine months ended September 30, 2024 by $1,984,000 and $8,388,000, respectively. The decrease in Same Store uncollectible lease revenue was impacted by a decrease in government rent relief of $788,000 and $3,103,000 for the three and nine months ended September 30, 2024, respectively, from the prior year periods. Adjusting to remove the impact of rent relief, uncollectible lease revenue as a percentage of Same Store Residential revenue decreased to 1.6% and 1.8%, respectively, in the three and nine months ended September 30, 2024 from 2.1% and 2.4%, respectively, in the three and nine months ended September 30, 2023.

Direct property operating expenses, excluding property taxes, increased $11,446,000, or 8.2%, and $25,708,000, or 6.4%, for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods, primarily due to the addition of newly developed apartment communities as well as increased Residential operating expenses at our Same Store communities as discussed below.

Same Store Residential direct property operating expenses, excluding property taxes, increased $8,449,000, or 6.5%, and $18,109,000, or 4.8%, for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods, primarily due to increased utility costs from our bulk internet offering, trash costs and increased property insurance premiums.

Property taxes increased $4,020,000, or 5.1%, and $15,373,000, or 6.7%, for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods, primarily due to the addition of newly developed apartment communities and increases for our Same Store Residential portfolio, partially offset by decreased property taxes from dispositions.

Same Store Residential property taxes increased $2,586,000, or 3.5%, and $10,407,000, or 4.9%, for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods, due to increased assessments and rates across the portfolio, successful appeals in the prior year period in excess of current period successful appeals and the expiration of property tax incentive programs primarily at certain of our properties in New York City. The expiration of property tax incentive programs represents $752,000, or 29%, of the 3.5% increase in property taxes for the three months ended September 30, 2024 and $4,546,000, or 44%, of the 4.9% increase in property taxes for the nine months ended September 30, 2024.

Property management and other indirect operating expenses, net of corporate income increased $6,404,000, or 18.0%, and $12,974,000, or 12.3%, for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods, primarily due to increased costs related to investments in technology and process related spend for initiatives to improve future efficiency in services for residents and prospects and increased advocacy costs.

Expensed transaction, development and other pursuit costs, net of recoveries includes costs incurred for write downs and abandonment of Development Rights and development pursuits not yet considered probable for development, as well as costs related to abandoned acquisition and disposition pursuits, offset by any recoveries of costs incurred. In periods of increased acquisition and pursuit activity, periods of economic downturn or when there is limited access to capital, these costs can be volatile and may vary significantly from year to year. In addition, the timing for potential recoveries will not always align with the timing for expensing an abandoned pursuit. Expensed transaction, development and other pursuit costs, net of recoveries, was $1,573,000 and $7,235,000 for the three and nine months ended September 30, 2024, respectively, and $18,959,000 and $23,212,000 for the three and nine months ended September 30, 2023, respectively. The amounts for 2023 include write-offs of $17,111,000 related to three Development Rights in Northern and Southern California and the Mid-Atlantic that we determined are no longer probable.

Interest expense, net increased $7,654,000, or 15.9%, and $11,092,000, or 7.1%, for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, interest income and any mark-to-market impact from derivatives not in qualifying hedge relationships. The increases for the three and nine months ended September 30, 2024 are primarily due to increases in amounts of unsecured indebtedness and decreases in interest income compared to the prior year periods due to lower cash amounts invested. The increases for the three and nine months ended September 30, 2024 are also due to decreased capitalized interest, compared to the prior year periods.

Depreciation expense increased $11,140,000, or 5.5%, and $25,043,000, or 4.1%, for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods, primarily due to the addition of newly developed apartment communities, partially offset by dispositions.

General and administrative expense increased $1,464,000, or 2.5%, for the nine months ended September 30, 2024, as compared to the prior year period. The increase for the nine months ended September 30, 2024 is primarily due to an increase in compensation related expenses and increased legal and professional fees.

Casualty and impairment loss for the nine months ended September 30, 2024 was $2,935,000 and for the three and nine months ended September 30, 2023 was $3,499,000 and $8,550,000, respectively, for property and casualty damage to certain of our communities. The charge for the nine months ended September 30, 2024 relates to flooding and water damage at communities in California from extensive rainfall and a fire at a community in New Jersey. The charge for the three and nine months ended September 30, 2023 relates to damage across certain communities in our Northeast and California regions related to severe weather and other casualty events.

Income from unconsolidated investments increased $28,790,000 and $34,644,000 for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods, primarily due to unrealized property technology investments gains. The increase for the nine months ended September 30, 2024 is partially offset by the recognition of $1,496,000 of our promoted interest associated with the achievement of a threshold return with the Archstone Multifamily Partners AC LP (the “U.S. Fund”) in the prior year period.

Gain on sale of communities increased $150,852,000 and $32,029,000 for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area. For the three and nine months ended September 30, 2024, we sold two and five wholly-owned communities and recognized gains of $172,973,000 and $241,459,000, respectively. For the three and nine months ended September 30, 2023, we sold one and three wholly-owned communities and recognized gains of $22,121,000 and $209,430,000, respectively.

Income tax expense of $4,372,000 and $7,715,000 for the three and nine months ended September 30, 2023, respectively, was primarily related to The Park Loggia.

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

•third-party business interruption insurance proceeds and the related lost NOI that is covered by the expected third-party business interruption insurance proceeds;
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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Net income attributable to common stockholders	$372,519	$172,031	$799,902	$686,856
Depreciation - real estate assets, including joint venture adjustments	210,992	199,546	628,677	602,023
Distributions to noncontrolling interests	—	—	—	25
Gain on sale of previously depreciated real estate	(172,973)	(22,121)	(241,459)	(209,430)
Casualty loss and impairment on real estate	—	3,499	2,935	8,550
FFO attributable to common stockholders	410,538	352,955	1,190,055	1,088,024

Adjusting items:
Unconsolidated entity (gains) losses, net (1)	(25,261)	827	(34,823)	(4,024)
Joint venture promote (2)	—	(424)	—	(1,496)
Structured Investment Program loan reserve (3)	(813)	539	(771)	415
Loss on extinguishment of consolidated debt	—	150	—	150
Hedge accounting activity	25	65	80	256
Advocacy contributions	3,732	—	5,914	200
Executive transition compensation costs	200	300	304	944
Severance related costs	738	993	1,979	2,493
Expensed transaction, development and other pursuit costs, net of recoveries (4)	252	18,070	3,857	21,318
Other real estate activity	(314)	(237)	(636)	(707)
For-sale condominium imputed carry cost (5)	21	110	62	534
Legal settlements and costs	781	14	2,289	64
Income tax expense (6)	782	4,372	698	7,715
Core FFO attributable to common stockholders	$390,681	$377,734	$1,169,008	$1,115,886

Weighted average common shares outstanding - diluted	142,516,684	142,198,099	142,376,434	141,448,675

Earnings per common share - diluted	$2.61	$1.21	$5.62	$4.86
FFO per common share - diluted	$2.88	$2.48	$8.36	$7.69
Core FFO per common share - diluted	$2.74	$2.66	$8.21	$7.89
_________________________
(1)Amounts consist primarily of net unrealized gains on technology investments.
(2)Amount is for our recognition of our promoted interest in the U.S. Fund.

(3)Reflects changes to expected credit losses associated with our lending commitments primarily under the SIP. The timing and amount of actual losses that will be incurred, if any, is to be determined.
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
(6)Amounts for the three and nine months ended September 30, 2023 is primarily for the recognition of taxes associated with The Park Loggia.

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

We had cash, cash equivalents and restricted cash of $792,477,000 at September 30, 2024, an increase of $261,517,000 from $530,960,000 at December 31, 2023. The following discussion relates to changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities.

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands):

	For the nine months ended September 30,
	2024	2023
Net cash provided by operating activities	$1,279,065	$1,213,842
Net cash used in investing activities	$(682,589)	$(582,864)
Net cash used in financing activities	$(334,959)	$(585,117)
•Net cash provided by operating activities increased primarily due to increases in NOI.

•Net cash used in investing activities was primarily due to (i) the investment of $691,744,000 in the development and redevelopment of communities, (ii) acquisition of four wholly-owned communities for $278,363,000 and (iii) capital expenditures of $140,985,000 for our wholly-owned communities and non-real estate assets. These amounts were partially offset by net proceeds from the disposition of five wholly-owned communities of $502,808,000.

•Net cash used in financing activities was primarily due to payment of cash dividends in the amount of $720,136,000, partially offset by proceeds from the issuance of unsecured notes in the amount of $398,788,000.

Variable Rate Unsecured Credit Facility

The $2,250,000,000 Credit Facility matures in September 2026. The interest rate that would be applicable to borrowings under the Credit Facility is 5.71% at October 31, 2024 and is composed of (i) the Secured Overnight Financing Rate ("SOFR"), applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.805% per annum, which consists of a 0.10% SOFR adjustment plus 0.705% per annum, assuming a daily SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.63% to SOFR plus 1.38% based upon the rating of our unsecured senior notes. There is also an annual facility commitment fee of 0.12% of the borrowing capacity under the facility, which can vary from 0.095% to 0.295% based upon the rating of our unsecured senior notes. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases by meeting or missing targets related to environmental sustainability, specifically greenhouse gas emission reductions, with the adjustment determined annually. The annual determination under the sustainability-linked pricing component occurred in July 2024, maintaining reductions of approximately 0.02% to the interest rate margin and 0.005% to the commitment fee due to our achievement of sustainability targets.

The availability on the Credit Facility as of October 31, 2024 is as follows (dollars in thousands):

October 31, 2024

Credit Facility commitment	$2,250,000
Credit Facility outstanding	—
Commercial paper outstanding	—
Letters of credit outstanding (1)	(1,814)
Total Credit Facility available	$2,248,186
_____________________________________
(1)In addition, we had $57,585 outstanding in additional letters of credit unrelated to the Credit Facility as of October 31, 2024.

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

We were in compliance with these covenants at September 30, 2024.

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

Continuous Equity Offering Program

Under our continuous equity program (the "CEP"), we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. During the three months ended September 30, 2024, we entered into forward contracts under the CEP to sell 203,297 shares of common stock for approximate proceeds, net of fees of $44,066,000, based on the gross weighted average price of $219.92 per share, with settlement of the forward contracts to occur on one or more dates not later than December 31, 2025. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for our dividends and a daily interest factor. During the three and nine months ended September 30, 2024 and through October 31, 2024, we did not have any other sales under this program. As of October 31, 2024, we had $661,251,000 remaining authorized for issuance under this program, after consideration of the forward contracts.

Forward Equity Offering

In addition, during the three months ended September 30, 2024, we completed an underwritten public offering of 3,680,000 shares of our common stock at a discount to the closing price of $226.52 per share, net of offering fees, offered in connection with forward contracts entered into with certain financial institutions acting as forward purchasers. Assuming full physical settlement of the forward contracts, which we expect to occur no later than December 31, 2025, we will receive approximate proceeds, net of offering fees and discounts of $808,606,000, based on the initial forward price. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for our dividends and a daily interest factor.

Stock Repurchase Program

We have a stock repurchase program under which we may acquire shares of our common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "Stock Repurchase Program"). During the three and nine months ended September 30, 2024 and through October 31, 2024, we had no repurchases of shares under this program. As of October 31, 2024, we had $314,237,000 remaining authorized for purchase under this program.

Interest Rate Swap Agreements

During the three months ended September 30, 2024, we entered into $100,000,000 of new forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of our anticipated future debt issuance activity through December 31, 2025. We expect to cash settle the swaps and either pay or receive cash for the then current fair value.

During the nine months ended September 30, 2024, we terminated $250,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of unsecured notes, receiving $16,839,000. Of the $250,000,000 forward interest rate swap agreements terminated, $50,000,000 were entered into during the nine months ended September 30, 2024.

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

The following table details our consolidated debt obligations, including the effective interest rate and contractual maturity dates, and principal payments for periodic amortization and maturities for the next five years, excluding our Credit Facility and Commercial Paper Program and amounts outstanding related to communities classified as held for sale, for debt outstanding at September 30, 2024 and December 31, 2023 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest other than as disclosed related to the AVA Arts District construction loan (see "Unconsolidated Operating Communities" for further discussion of the construction loan).

	Effective interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Debt				12/31/2023	9/30/2024	2024	2025	2026	2027	2028	Thereafter
Tax-exempt bonds
Variable rate
Avalon Acton	4.19%	Jul-2040	(3)	$45,000	$45,000	$—	$—	$—	$—	$—	$45,000
Avalon Clinton North	4.84%	Nov-2038	(3)	126,400	126,400	—	—	—	700	2,800	122,900
Avalon Clinton South	4.84%	Nov-2038	(3)	104,500	104,500	—	—	—	600	2,300	101,600
Avalon Midtown West	4.81%	May-2029	(3)	76,600	69,800	—	7,300	8,100	8,800	9,600	36,000
Avalon San Bruno I	4.73%	Dec-2037	(3)	57,650	55,650	200	2,400	2,600	2,800	3,000	44,650
				410,150	401,350	200	9,700	10,700	12,900	17,700	350,150
Conventional loans
Fixed rate
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	300,000	—	—	—	—	—
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	525,000	—	—	—	—
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	300,000	—	—	—	—
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	475,000	—	—	—
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	300,000	—	—	—
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	400,000	—	—
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	450,000	—
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	—	—	450,000
$700 million unsecured notes	2.69%	Mar-2030		700,000	700,000	—	—	—	—	—	700,000
$600 million unsecured notes	2.65%	Jan-2031		600,000	600,000	—	—	—	—	—	600,000
$700 million unsecured notes	2.16%	Jan-2032		700,000	700,000	—	—	—	—	—	700,000
$400 million unsecured notes	2.03%	Dec-2028		400,000	400,000	—	—	—	—	400,000	—
$350 million unsecured notes	4.38%	Feb-2033		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	5.19%	Dec-2033		400,000	400,000	—	—	—	—	—	400,000
$400 million unsecured notes	5.05%	Jun-2034		—	400,000	—	—	—	—	—	400,000
Avalon Walnut Creek	4.00%	Jul-2066		4,501	4,501	—	—	—	—	—	4,501
eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	41,400	—	—
eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	111,500	—	—
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	32,200	—	—
Avalon San Bruno III	2.38%	Mar-2027		51,000	51,000	—	—	—	51,000	—	—
Avalon Cerritos	3.34%	Aug-2029		30,250	30,250	—	—	—	—	—	30,250
Avalon West Plano	5.97%	May-2029		63,041	62,709	261	1,065	1,111	1,159	1,202	57,911
				7,633,892	8,033,560	300,261	826,065	776,111	637,259	851,202	4,642,662

Total indebtedness - excluding Credit Facility and Commercial Paper				$8,044,042	$8,434,910	$300,461	$835,765	$786,811	$650,159	$868,902	$4,992,812
_________________________
(1)Rates are as of September 30, 2024 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark-to-market amortization and other fees.
(2)Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $43,090 and $43,848 as of September 30, 2024 and December 31, 2023, respectively, deferred financing costs and debt discount associated with secured notes of $16,558 and $18,372 as of September 30, 2024 and December 31, 2023, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.
(3)Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

In addition to consolidated debt, we have scheduled contractual obligations associated with (i) ground leases for land underlying current operating or development communities and commercial and parking facilities and (ii) office leases for our corporate headquarters and regional offices. As of September 30, 2024, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in the Form 10-K.

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

Unconsolidated Operating Communities

As of September 30, 2024, we had investments in the following unconsolidated real estate entities accounted for under the equity method of accounting, excluding development joint ventures. See Note 5, "Investments," of the Condensed Consolidated Financial Statements included elsewhere in this report. For joint ventures holding operating apartment communities as of September 30, 2024, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of apartment homes	Total capitalized cost	Debt (1)
				Principal amount		Interest rate	Maturity date
Unconsolidated Real Estate Investments					Type

NYTA MF Investors, LLC
1. Avalon Bowery Place I - New York, NY		206	$217,086	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II - New York, NY		90	91,552	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside - New York, NY (2)		295	215,834	111,295	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea - New York, NY (3)		305	129,789	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line - New York, NY (3)		405	122,770	84,000	Fixed	4.01%	Jan 2029
Total NYTA MF Investors, LLC	20.0%	1,301	777,031	394,734		3.88%

Other Operating Joint Ventures
1. MVP I, LLC - Avalon at Mission Bay II - San Francisco, CA	25.0%	313	129,952	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC - Brandywine - Washington, D.C.	28.7%	305	20,093	18,544	Fixed	3.40%	Jun 2028
3. Avalon Alderwood MF Member, LLC - Avalon Alderwood Place - Lynnwood, WA	50.0%	328	111,214	—	N/A	N/A	N/A
4. Arts District Joint Venture - AVA Arts District - Los Angeles, CA (4)	25.0%	475	287,965	152,240	Variable	7.43%	Aug 2025
Total Other Joint Ventures		1,421	549,224	273,784		5.58%

Total Unconsolidated Real Estate Investments (5)		2,722	$1,326,255	$668,518		4.58%
_____________________________
(1)We have not guaranteed the debt of these unconsolidated investees and bear no responsibility for the repayment other than for the Arts District joint venture as discussed below in note 4.
(2)Borrowing on this community is comprised of two mortgage loans. The interest rate is the weighted average interest rate as of September 30, 2024.
(3)Borrowing on this dual-branded community is comprised of a single mortgage loan. This dual-branded community is subject to a leasehold interest which is not included in the total capitalized cost.
(4)Development of this community was completed during the nine months ended September 30, 2024. As of September 30, 2024, we have contributed substantially all of our equity commitment. Remaining development costs related to commitment close-outs and construction true-ups are expected to be funded primarily by the venture's variable rate construction loan. While we guarantee 30% of the maximum borrowing capacity of the construction loan on behalf of the venture, any amounts payable under the guarantee are obligations of the venture partners in proportion to ownership interest, and in the event we are obligated to perform under the construction loan guarantee, the joint venture partner is obligated to reimburse us for 75% of amounts paid. The venture anticipates replacing the construction loan with long-term financing prior to the final maturity of the construction loan.
(5)In addition to leasehold assets, there were net other assets of $38,638 as of September 30, 2024 associated with our unconsolidated real estate investments which are primarily cash and cash equivalents.

Development Communities

As of September 30, 2024, we owned or held a direct interest in 19 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 6,855 apartment homes and 56,000 square feet of commercial space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,683,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate.

The following table presents a summary of the Development Communities.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy	Estimated completion	Estimated stabilized operations (2)
1.	Avalon Westminster Promenade Westminster, CO	312	$114	Q3 2021	Q2 2024	Q4 2024	Q3 2025
2.	Avalon West Dublin Dublin, CA	499	267	Q3 2021	Q4 2023	Q4 2024	Q1 2025
3.	Avalon Governor's Park Denver, CO	304	138	Q1 2022	Q3 2024	Q4 2024	Q3 2025
4.	Avalon West Windsor (3) West Windsor, NJ	535	211	Q2 2022	Q3 2025	Q3 2026	Q1 2027
5.	Avalon Durham Durham, NC	336	120	Q2 2022	Q2 2024	Q4 2024	Q3 2025
6.	Avalon Annapolis Annapolis, MD	508	199	Q3 2022	Q3 2024	Q3 2025	Q2 2026
7.	Avalon Lake Norman (4) Mooresville, NC	345	101	Q1 2023	Q2 2025	Q1 2026	Q3 2026
8.	Avalon Hunt Valley West Hunt Valley, MD	322	109	Q2 2023	Q1 2025	Q1 2026	Q3 2026
9.	Avalon South Miami (3) South Miami, FL	290	186	Q3 2023	Q3 2025	Q1 2026	Q3 2026
10.	Avalon Princeton on Harrison Princeton, NJ	200	82	Q3 2023	Q1 2025	Q2 2025	Q4 2025
11.	Avalon Wayne Wayne, NJ	473	174	Q4 2023	Q2 2025	Q3 2026	Q1 2027
12.	Avalon Parsippany Parsippany, NJ	410	148	Q4 2023	Q4 2025	Q4 2026	Q2 2027
13.	Avalon Pleasanton I Pleasanton, CA	82	58	Q2 2024	Q3 2025	Q3 2025	Q1 2026
14.	Avalon Roseland II Roseland, NJ	533	202	Q2 2024	Q4 2025	Q2 2027	Q4 2027
15.	Avalon Quincy Adams Quincy, MA	288	124	Q2 2024	Q1 2026	Q3 2026	Q2 2027
16.	Avalon Tech Ridge I Austin, TX	444	120	Q3 2024	Q1 2026	Q1 2027	Q3 2027
17.	Avalon Carmel (4) Charlotte, NC	360	123	Q3 2024	Q2 2026	Q3 2026	Q3 2027
18.	Avalon Plano (4) Plano, TX	155	58	Q3 2024	Q2 2026	Q2 2027	Q4 2027
19.	Avalon Oakridge I Durham, NC	459	149	Q3 2024	Q4 2026	Q4 2027	Q2 2028
	Total	6,855	$2,683
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

During the three months ended September 30, 2024, we completed the development of the following wholly-owned communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	Avalon Bothell Commons I Bothell, WA	467	$236	491,661	$480
2.	Kanso Milford Milford, MA	162	63	179,056	$352
	Total	629	$299
____________________________________
(1)Total capitalized cost is as of September 30, 2024. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.

Development Rights

At September 30, 2024, we had $154,906,000 in acquisition and related capitalized costs for direct interests in 8 land parcels we own. In addition, we had $61,052,000 in capitalized costs (including legal fees, design fees and related overhead costs) consisting of $49,620,000 included as deferred development rights and the balance included in our unconsolidated investments, with these amounts related to (i) 15 Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land, as well as (ii) costs incurred for five Development Rights that we expect to construct as additional phases of our existing stabilized operating communities on land we own. Collectively, the land held for development and associated costs for deferred development rights relate to 28 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,091 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. We incurred a charge of $1,573,000 and $18,959,000 for the three months ended September 30, 2024 and 2023, respectively, and $7,235,000 and $23,212,000 for the nine months ended September 30, 2024 and 2023, respectively, for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed. The amounts for 2023 include write-offs of $17,111,000 related to three Development Rights in Northern and Southern California and the Mid-Atlantic that the Company determined are no longer probable.

Structured Investment Program

As of October 31, 2024, we had seven commitments to fund up to $191,585,000 in the aggregate under the SIP. As of October 31, 2024, our investment commitments had a weighted average rate of return of 11.5% and a weighted average initial maturity date of December 2026. As of October 31, 2024, we had funded $170,265,000 of these commitments. See Note 5, "Investments," of the Condensed Consolidated Financial Statements included elsewhere in this report.

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
•the timing and cost of completion of communities under construction, reconstruction, development or redevelopment;
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

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)Changes in internal controls over financial reporting.

During the second quarter of 2024, as part of our implementation of a new enterprise resource planning (“ERP”) system, we completed the migration of a new human resource and payroll solution to the new ERP system. During the third quarter of 2024, we completed the migration of a new financial accounting and procurement solution to the new ERP system. The implementation of the new ERP system resulted in changes to our processes and procedures. Although we expect that these changes will strengthen our internal controls over financial reporting by automating manual processes and standardizing business processes to meet our organization’s needs, there are inherent risks in implementing any ERP system, and we will continue to evaluate and test control changes. This migration was not made in response to any deficiencies in our internal controls.

There were no other changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As disclosed in Note 7, "Commitments and Contingencies" and Note 12, "Subsequent Events" of the Condensed Consolidated Financial Statements in Part I, Item 1 of this report, we are engaged in certain legal proceedings, and the disclosure set forth in Note 7, "Commitments and Contingencies" and Note 12, "Subsequent Events" relating to legal and other contingencies is incorporated herein by reference. In addition, the Office of the Attorney General of the State of Maryland has made the Company aware that it is likely to file a suit similar to the D.C. Antitrust Litigation in which a number of owners and/or operators of multifamily properties in the State of Maryland, including potentially the Company, will be named.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1 - July 31, 2024	70	$204.32	—	$314,237
August 1 - August 31, 2024	457	$210.29	—	$314,237
September 1 - September 30, 2024	321	$227.09	—	$314,237
Total	848	$216.15	—
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

During the three months ended September 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
Financial materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) including: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements. (Filed herewith.)

104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document). (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	November 12, 2024	/s/ Benjamin W. Schall
Benjamin W. Schall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 12, 2024	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)