Form 10-K
period 2024-12-31
AVALONBAY COMMUNITIES INC
filed 2025-02-27
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock, par value $.01 per share, held by nonaffiliates of the registrant, as of June 30, 2024 was $29,566,349,751.
The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of January 31, 2025 was 142,254,778.
Documents Incorporated by Reference
Portions of AvalonBay Communities, Inc.'s Proxy Statement for the 2025 annual meeting of stockholders, a definitive copy of which will be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including in the section entitled "Forward-Looking Statements" included in this Form 10-K. You should also review Item 1A. "Risk Factors" for a discussion of various risks that could adversely affect us.

ITEM 1.    BUSINESS

General

AvalonBay Communities, Inc. (the "Company," "we," "our" and "us" which terms, unless the context otherwise requires, refer to AvalonBay Communities, Inc. together with its subsidiaries), is a Maryland corporation that has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes. We develop, redevelop, acquire, own and operate apartment communities in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California, as well as in our expansion regions of Raleigh-Durham and Charlotte, North Carolina, Southeast Florida, Dallas and Austin, Texas, and Denver, Colorado. We focus on leading metropolitan areas that we believe are generally characterized by growing employment in high wage sectors of the economy, higher cost of home ownership and a diverse and vibrant quality of life. We believe these market characteristics have offered, and will continue to offer, the opportunity for superior risk-adjusted returns over the long-term on apartment community investments relative to other markets that do not have these characteristics.

At January 31, 2025, we owned or held a direct or indirect ownership interest in:

•284 operating apartment communities containing 86,111 apartment homes in 11 states and the District of Columbia, of which 275 communities containing 83,389 apartment homes were consolidated for financial reporting purposes and nine communities containing 2,722 apartment homes were held by unconsolidated entities in which we hold an ownership interest.

•21 wholly-owned development apartment communities that are under construction or completed and in lease-up and are expected to contain an aggregate of 7,305 apartment homes when completed.

•Rights to develop an additional 30 communities that, if developed as expected, will contain 9,336 apartment homes.

We generally obtain ownership in an apartment community by developing a new community on either vacant land or land with improvements that we raze, or by acquiring an existing community. In selecting sites for development or acquisition, we favor locations that are near expanding employment centers and convenient to transportation, recreation areas, entertainment, shopping and dining.

Our principal financial goal is to increase long-term shareholder value through the development, redevelopment, acquisition, ownership, operation and asset management and, when appropriate, disposition of apartment communities in our markets. To help meet this goal, we regularly (i) monitor our investment allocation by geographic market and product type, (ii) develop, redevelop and acquire interests in apartment communities in our selected markets, (iii) efficiently operate our communities to maximize resident satisfaction and shareholder return, (iv) selectively sell apartment communities that no longer meet our long-term strategy or when opportunities are presented to realize a portion of the value created through our investment and redeploy the proceeds from those sales and (v) maintain a capital structure that we believe is aligned with our business risks and allows us to maintain continuous access to cost-effective capital. We also seek to generate additional shareholder value from investments in other real estate-related ventures, including through our Structured Investment Program ("SIP"), our platform to provide mezzanine loans or preferred equity to third-party multifamily developers in our existing regions. We undertake our development and redevelopment activities primarily through in-house development and redevelopment teams, and buy and dispose of assets through our in-house investments platform. We believe that our organizational structure, which includes dedicated development and operational teams, and strong culture are key differentiators. We pursue our development, redevelopment, investment and operating activities with the purpose of "Creating a Better Way to Live."

We seek to be the leading rental housing company in select U.S. markets by delivering distinctive experiences that customers value, creating a workplace where associates thrive, and achieving superior results for shareholders. We focus on markets that are characterized by growing employment in high wage sectors of the economy, higher home prices and a diverse and vibrant quality of life. From an operating perspective, we seek to deliver seamless, personalized experiences for our residents on an efficient and effective basis by our resident-focused on-site associates that are supported by our centralized shared services operating organization and flexible technology platform that incorporates automation and artificial intelligence. We operate our apartment communities under four core brands:

•Avalon, our core "Avalon" brand, focuses on upscale apartment living and high end amenities and services;

•AVA targets customers in high energy, transit-served neighborhoods and generally feature smaller apartments, many of which are designed for roommate living, and a variety of active common spaces that encourage socialization;

•eaves by Avalon is targeted to the cost conscious, "value" segment primarily in suburban areas; and

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

During the three years ended December 31, 2024, we:

•acquired 13 apartment communities, excluding unconsolidated investments;

•disposed of 21 apartment communities, excluding unconsolidated investments;

•realized our pro rata share of the gain from the sale of three communities owned by unconsolidated real estate entities; and

•completed the development of 22 apartment communities, including unconsolidated investments, and the redevelopment of two apartment communities.

A more detailed description of our unconsolidated real estate entities and the related investment activity can be found in Note 5, "Investments," of the Consolidated Financial Statements in Item 8 of this report and in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Development Strategy.    We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. As one of the largest developers of multifamily rental apartment communities in our selected markets, we maintain regional offices to identify and support development opportunities through local market presence and access to local market information. In addition to our principal executive office in Arlington, Virginia, we also have regional offices, administrative offices or specialty offices, including offices that are in or near the following cities:

•Austin, Texas;
•Bellevue, Washington;
•Boston, Massachusetts;
•Durham, North Carolina;
•Denver, Colorado;
•Fort Lauderdale, Florida;
•Irvine, California;
•Los Angeles, California;
•New York, New York;
•San Antonio, Texas;
•San Francisco, California;
•San Jose, California;
•Virginia Beach, Virginia; and
•Westfield, New Jersey.

After selecting a site for development, we usually negotiate for the right to acquire the site either through an option or a long-term conditional contract. Options and long-term conditional contracts generally allow us to acquire an interest in the site after the completion of entitlements and shortly before the start of construction, which reduces development-related risks and preserves capital. However, as a result of competitive market conditions for land suitable for development, we have sometimes acquired and held land prior to construction for extended periods while entitlements are obtained. When acquiring improved land with existing commercial uses prior to development, any rent received in excess of expenses from these operations, which we consider to be incidental, is accounted for as a reduction in our investment in the development pursuit and not as net income. Any expenses relating to these operations, in excess of any rents received, are recognized in net income. In addition, we have previously identified, and may again in the future identify, opportunities to increase value by expanding the density of certain existing operating communities. We have also participated, and may in the future participate, in master planned or other large multi-use developments where we commit to build infrastructure (such as roads) to be used by other participants or commit to act as construction manager or general contractor in building structures or spaces for third parties (such as unimproved ground floor commercial space, municipal garages or parks). Costs we incur in connection with these activities may be accounted for as additional invested capital in the community or we may earn fee income for providing these services. Particularly with large scale, urban in-fill developments, we may engage in significant environmental remediation efforts to prepare a site for construction. For further discussion of our Development Rights, refer to Item 2. "Properties" in this report.

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
•employing an innovative and continually evolving operating model that combines effective onsite associates with the capabilities of our centralized shared services center, technology platform and digital offerings and various automation technologies including the use of artificial intelligence ("AI");
•utilizing data science and our operating experience to optimize Net Operating Income ("NOI") from the portfolio, including making operating decisions that reduce customer acquisition, transaction and retention costs;
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

On-site property management teams receive bonuses based largely upon the revenue, expense, NOI, prospect conversion, resident retention and customer service metrics produced at their respective communities. We use and continuously seek ways to improve technology applications to help manage our communities, believing that technology applications can improve the delivery and efficiency of our services and aid in the accurate collection of financial and resident data, which will enable us to maximize revenue and control costs through careful leasing decisions, maintenance decisions and financial management.

We generally manage the operation and leasing activity of our communities directly (although we may use a wholly-owned subsidiary) both for ourselves and the joint ventures and partnerships of which we are a member or a partner. From time to time, we may engage a third party to manage leasing and/or maintenance activity at one or more of our communities, such as in our expansion regions where we may have limited resources or scale.

From time to time we also pursue or arrange ancillary services for our residents to provide additional revenue sources or increase resident satisfaction. We provide such non-customary services to residents or share in the revenue or income from such services through a taxable REIT subsidiary ("TRS"), which is a subsidiary that is treated as a "C corporation" subject to federal income taxes. See "Tax Matters" below.

Financing Strategy.    Our financing strategy is to maintain a capital structure that provides financial flexibility to help ensure we can select cost-effective capital market options that are well matched to our business risks. We estimate that our short-term liquidity needs will be met from cash on hand, borrowings under our $2,250,000,000 revolving variable rate unsecured credit facility (the "Credit Facility") and our $500,000,000 unsecured commercial paper ("CP") note program (the "Commercial Paper Program") which is backstopped by our commitment to maintain available capacity under the Credit Facility for any amounts of CP outstanding, sales of current operating communities and/or issuance of additional debt or equity securities. A determination to engage in an equity or debt offering depends on a variety of factors such as general market and economic conditions, our short and long-term liquidity needs, the relative costs of debt and equity capital and growth opportunities. A summary of debt and equity activity for the last three years is reflected on our Consolidated Statement of Cash Flows of the Consolidated Financial Statements set forth in Item 8 of this report.

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

Tax Matters

We filed an election with our 1994 federal income tax return to be taxed as a REIT under the Code and intend to maintain our qualification as a REIT in the future. As a REIT, with limited exceptions, such as those described under "Operating & Property Management Strategy" above, we will not be taxed under federal and certain state income tax laws at the corporate level on our taxable net income to the extent such taxable net income is distributed to our stockholders. We expect to make sufficient distributions to avoid income tax at the corporate level. While we believe that we are organized and qualified as a REIT and we intend to operate in a manner that will allow us to continue to qualify as a REIT, there can be no assurance that we will be successful in this regard. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are limited judicial and administrative interpretations and involves the determination of a variety of factual matters and circumstances not entirely within our control.

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

Regulatory Matters

Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, REIT and other tax laws and regulations, antitrust laws, privacy laws, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property, the Americans with Disabilities Act of 1990 and related laws and regulations.

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

Regulations Relating to the Construction, Operation and Leasing of Our Communities. The construction, operation and leasing of our communities is subject to federal, state and local laws and regulations, include zoning laws, building codes, requirements that our communities be accessible to persons with disabilities, fair housing laws, and, depending on the jurisdiction, regulations regarding the charging of rents and fees and increases in such amounts upon renewal of leases. Some laws relating to the setting of rents apply broadly, such as in California, where residential rent increases at renewal in communities older than fifteen years are limited to the lesser of 10% or 5% plus local consumer price index (CPI), and in New York, where laws regulate increases on those units that are subject to rent-control or rent-stabilization. In California, the Governor and local governments have the ability to enact (and have in recent years exercised such right, for example, in connection with wildfires) local or statewide states of emergency which limit our ability to increase new and renewal rents to no more than 10% over the rent in place on the date such state of emergency was declared, which has impacted some of our California communities. We have seen an increase in state and local governments in our markets implementing, considering or being urged by various constituencies to consider new or modified rent control regulations, rent stabilization, or other laws that may limit or delay our ability to charge market rents, increase rents, use algorithmic pricing tools, charge ancillary fees, or evict tenants.

See Part I, Item 1A. "Risk Factors" for a discussion of material risks to us, including, to the extent material, to our competitive position and relating to governmental and environmental regulations, and see Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," together with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report, for a discussion of material information relevant to an assessment of our financial condition and results of operations.

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

At January 31, 2025, we had 2,988 employees, of which approximately 98% were employed on a full-time basis. Approximately 63% of our associates work on-site at our operating communities and the balance work on other matters. None of our associates are represented by a union.

We consider the following aspects of human capital management to be important:

Inclusion and Diversity. We value workforce diversity and an inclusive culture and believe that a diverse workplace will produce a variety of perspectives, motivate associates and help us understand and better serve our customers and the communities in which we do business. At January 31, 2025, 36% of our associates self-identified as White, 29% as Hispanic, 17% as Black, 7% as Asian, and 11% as other ethnicities, two or more ethnicities or did not respond. At January 31, 2025, 60% of our associates self-identified as male and 40% as female.

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

Training. To help our associates develop the skills they need to advance in their careers and succeed at AvalonBay, we train them in a variety of ways, including providing job aids and quick reference guides, web-based courses and videos, in-person and virtual, instructor-led training and on-the-job learning. Our learning management system, Workday Learning, offers approximately 600 courses providing functional, technical, management, ethics, compliance, cyber-awareness and safety training.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may obtain copies of our SEC filings, free of charge, from the SEC's website at www.sec.gov.

We maintain a website at www.avalonbay.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including exhibits and amendments to those reports, filed or furnished pursuant to the Exchange Act are available free of charge in the "Investor Relations" section of our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. In addition, the charters of our Board's Nominating, Governance and Corporate Responsibility Committee, Audit Committee and Compensation Committee, as well as our Director Independence Standards, Corporate Governance Guidelines, Code of Business Conduct and Ethics, Policy Regarding Shareholder Rights Agreements, Policy Regarding Shareholder Approval of Future Severance Agreements, Senior Officer Stock Ownership Guidelines, Policy on Political Contributions and Government Relations, Compensation Recovery Policy, Insider Trading Policy, AvalonBay Sanctions Compliance and Anti-Corruption Policy and Environmental, Social, and Governance Reports, are available free of charge in that section of our website or by writing to AvalonBay Communities, Inc., 4040 Wilson Blvd., Suite 1000, Arlington, Virginia 22203, Attention: Chief Financial Officer. To the extent required by the rules of the SEC and the New York Stock Exchange (the "NYSE"), we will disclose amendments and waivers to the Code of Business Conduct and Ethics, and to the other documents as required by those documents and applicable laws, in the same place on our website. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

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

Risks related to investments through acquisitions, construction, development, and joint ventures

Development, redevelopment and construction risks could affect our profitability. We intend to continue to develop and redevelop apartment communities. These activities can include long planning and entitlement timelines and can involve complex and costly activities, including significant environmental remediation or construction work in high-density urban areas. These activities may expose us to the following risks, among others:

•we have recently abandoned, and may in the future abandon, opportunities that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs or we may impair land held for development, and as a result, we may fail to recover expenses already incurred in exploring those opportunities;
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
•we may incur costs that exceed our original estimates due to increased material, labor or other costs or supply chain disruptions, including as a result of tariffs or changes in immigration laws or their enforcement, which could impact our overall return from our development, redevelopment or construction activity;
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

Refer to our "Risks related to liquidity and financing" section below for additional construction and development risks related to financing.

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

Acquisitions may not yield anticipated results. Our business strategy of acquiring communities involves the following risks, among others: (i) acquisitions may not perform as we expected; (ii) our estimate of the costs of operating, repositioning or redeveloping an acquisition may be inaccurate; and (iii) acquisitions may subject us to unknown liabilities.

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

We also may engage or have an interest in for-sale activity, such as the sale of our remaining residential condominium at The Park Loggia, a mixed-use development located in New York, New York. We may be unsuccessful at developing real estate with the intent to sell or in selling condominiums at originally underwritten values, or at all, as a disposition strategy for an asset, which could have an adverse effect on our results of operations.

We provide, through our internally operated shared service center, various back-office, financial administrative support services to a third party for a fee, and we may in the future provide such services to other third parties. There can be no assurance that we will be successful in providing such services, and the provision of such services creates additional sources of risk and potential liability for us with respect to the professional commitments and service levels we undertake when providing such services.

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

Mezzanine debt and preferred equity investments could cause us to incur expenses, which could adversely affect our results of operations. We make mezzanine loans to borrowers and obtain preferred equity interests in projects owned by third party sponsors as part of our SIP. Some of these instruments may have some recourse to their borrower or sponsor, while others are limited to the collateral securing the loan or the right to remove the sponsor as manager of the venture in preferred equity investments. In the event of a default under these obligations, we may elect to take possession of the collateral securing these interests, or remove a sponsor from management of a preferred equity investment. Borrowers of mezzanine loans may contest our enforcement actions, including foreclosure, assignment in lieu of foreclosure, or other remedies, and sponsors may contest our removal actions. In addition, borrowers and sponsors may seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Declines in the value of the underlying properties may prevent us from realizing an amount equal to our investment upon foreclosure or other remedies even if we make substantial improvements or repairs to maximize such properties' investment potential.

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

Land we hold with no current intent to develop may be subject to future impairment charges. We own land parcels that we do not currently intend to develop. As discussed in Item 2. "Properties—Other Land and Real Estate Assets," in the event that the fair market value, less the cost to dispose of a parcel, changes such that it is less than the carrying basis of the parcel, we would be subject to an impairment charge, which would reduce our net income.

Our various technology-related initiatives to improve our operating margins and customer experience may fail to perform as expected and may expose us to additional risks. We have developed and may continue to develop initiatives that are intended to serve our customers better and operate more efficiently, including "smart home" technology; use of AI in correspondence with prospective, current and prior residents; and self-service options that are accessible to residents through smart devices or otherwise. Such initiatives have involved and may continue to involve our employees having new or different responsibilities and processes. We may incur significant costs and divert resources in connection with such initiatives, and these initiatives may not perform as expected, which could adversely affect our business, results of operations, cash flows and financial condition. Furthermore, future regulations could impose restrictions on the use of these technologies or require us to implement costly compliance measures. Competition from companies employing technology-related initiatives more effectively could also negatively impact our business. Finally, public perception of new technologies (including AI), such as concerns about data privacy and algorithmic bias, could affect customer acceptance of technology-driven services, which could harm our reputation and business.

Risks related to liquidity and financing

Capital and credit market conditions may adversely affect our access to various sources of capital and/or the cost of capital, which could impact our business activities, dividends, earnings and common stock price, among other things. In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We use external financing as one source of capital to fund construction and to refinance indebtedness as it matures. If sufficient sources of external financing are not available to us on cost-effective terms, we could be forced to limit our development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or issuing equity or debt securities. If we are able and/or choose to access capital at a higher cost than we have experienced in recent years, our earnings per share and cash flows could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate environment or a volatile economic environment, or if we dilute the interest of stockholders by issuing additional equity. Further, events involving limited liquidity, defaults, non-performance or other adverse developments that affect the lenders under our Credit Facility, the dealers under our Commercial Paper Program, financial institutions where we have deposits, transactional counterparties or other companies in the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, could result in losses or defaults by these institutions or counterparties or could lead to market-wide liquidity problems. Disruptions and uncertainty with respect to financial institutions, including as a result of bank failures and liquidity concerns, may negatively impact our ability to refinance existing indebtedness and access additional financing at reasonable terms or at all or may cause us or our transactional counterparties to be unable to complete transactions as intended, all of which could have a material adverse effect on our financial condition and results of operations.

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

Rising interest rates could increase interest costs and could affect the market price of our common stock, and efforts to hedge such risk could be ineffective and cause us to incur additional costs. Interest rates have increased in recent years, and may increase further. If interest rates maintain their existing levels or further increase, our interest costs on variable rate debt will rise, and our interest costs on newly issued fixed rate debt may be higher than on our existing debt, unless in each case we have hedged the risk of rising interest rates. In addition, an increase in market interest rates may lead purchasers of our common stock to demand a greater annual dividend yield, which could adversely affect the market price of our common stock.

We may use interest rate derivatives to manage our exposure to fluctuations in interest rates, such as by entering into interest rate contracts. For example, when we anticipate issuing debt securities, we may seek to limit our exposure to fluctuations in interest rates prior to debt issuance by entering into interest rate hedging contracts. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline. The interest rate derivatives we use, primarily to manage interest rate risk for our anticipated debt issuance activity, could result in a material charge to earnings if we do not issue the anticipated debt, or are otherwise unsuccessful in our hedging activities. In addition, our use of hedging arrangements may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may default on the contract. There can be no assurance that our hedging activities will be effective at reducing the risks associated with interest rate fluctuations.

Bond financing and zoning and other compliance requirements could limit our income, restrict the use of communities and cause favorable financing to become unavailable. We have financed some of our apartment communities with obligations issued by local government agencies because the interest paid to the holders of this debt is generally exempt from federal income taxes, which typically provides a more favorable interest rate for us. These obligations are commonly referred to as "tax-exempt bonds" and generally must be secured by mortgages on our communities. As a condition to obtaining (i) tax-exempt financing, (ii) favorable zoning or (iii) an agreement relating to property taxes in some jurisdictions, we will commit to make some of the apartments in a community available to households whose income does not exceed certain thresholds (e.g., 50% or 80% of area median income), or who meet other qualifying tests. As of December 31, 2024, 4.1% of our apartment homes at current operating communities were under income limitations such as these. These commitments, which may or may not expire, may limit our ability to raise rents, adversely affecting the value of communities subject to these restrictions. If we fail to observe these commitments, we could lose benefits (such as reduced property taxes) or face liabilities including liability for the benefits we received under tax exempt bonds, tax credits or agreements related to property taxes.

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

We may experience barriers to selling apartment communities that could limit financial flexibility. Difficulties in selling real estate at prices we find acceptable in a timely manner may limit our ability to quickly change or reduce the apartment communities in our portfolio in response to changes in economic, regulatory, or other conditions. Federal tax laws may also limit our ability to sell properties when desired. See "Risks related to our REIT or tax status or reliance on various tax regulations" section for more information on federal tax law risks. In addition, the capitalization rates/disposition yields at which apartment communities may be sold could also be higher than historic rates, thereby reducing our potential proceeds from sale.

Increased scrutiny and changing expectations from regulators, investors, associates, residents and others regarding our environmental, social and governance practices and reporting, including those related to workplace inclusion and diversity (collectively, "Corporate Responsibility" or "CR"), could impact our business practices, cause us to incur additional costs and expose us to new risks. Corporate Responsibility practices and ratings are important to some investors and other stakeholders who may have differing and conflicting views as to their preferred approach to CR matters. Expectations regarding CR may impact our business practices and the price of our securities. Changing practices have in the past and may in the future include expanded mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, inclusion and diversity, labor, and risk oversight, and these could expand the nature, scope, and complexity of matters that we are required to control, assess and report on, which may prove difficult, expensive and time consuming. In addition, the adoption of increased government regulations and changes in investor preference related to CR matters may result in changes to our business practices, including increasing expenses or capital expenditures. We have communicated certain initiatives regarding CR matters and we may in the future communicate revised or additional initiatives. If our initiatives are unsuccessful or we fail to satisfy the expectations of investors, residents, employees and other stakeholders, our reputation could be adversely affected. In recent years, corporate initiatives relating to environmental, social and governance matters, including workplace inclusion and diversity, have attracted negative commentary and regulatory attention in the broader business sector. Legislation, regulatory initiatives, litigation, legal opinions, federal executive orders and increased scrutiny related to CR matters could expose the Company to additional compliance obligations, costs, and potential liabilities.

Risks related to operations of our communities

Laws, regulations and orders imposing rent control or rent stabilization, or limiting our rights as a landlord, could adversely affect our operations and revenue. A number of states and municipalities have implemented or are seeking to implement rent control or rent stabilization laws and regulations or take other actions that could limit or delay our ability to raise rents, use algorithmic pricing tools, charge non-rent fees, screen and evict tenants for non-payment of rent or other lease violations. For example, the State of California has statewide rent control for communities older than fifteen years, limiting rent increases to the lesser of 10% or 5% plus local CPI, and the State of New York has rules for rent-controlled and rent-stabilized units that limit the way rent increases are calculated for renewal leases, basing increases solely on rent actually paid and eliminating the ability to increase the renewal rent to a higher "registered rent." Furthermore, in California the Governor has the ability to enact local or statewide states of emergency which limit our ability to increase new and renewal rents more than 10% over the rent in place on the date such state of emergency was declared, which has impacted some of our California communities. We have seen an increase in state and local governments in our markets implementing, considering or being urged by various constituencies to consider regulations of the types described above. Additionally, various federal agencies have engaged in efforts aimed at increasing fairness in the rental market. Current and future enactments of rent control or rent stabilization laws or other laws regulating rental housing may limit our ability to charge market rents, increase rents, use algorithmic pricing tools, charge non-rent fees, screen and evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with our investment in these communities, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from the community.

We face risks related to multifamily rental antitrust, regulatory scrutiny and new litigation. Lawsuits, government investigations and proposed legislation relating to antitrust matters in the multifamily rental market are ongoing and may impact the Company, whether or not we are found directly liable for an antitrust violation. For example, a purported class action has been brought by private litigants against RealPage, Inc., a provider of revenue management systems, and numerous multifamily rental companies; while we were originally named as a defendant, the Company was voluntarily dismissed without prejudice from this case after explaining to plaintiffs’ counsel why the Company believed that these cases were without merit as they pertained to the Company. Subsequently, on November 1, 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc. and 14 owners and/or operators of multifamily housing in the District of Columbia, including the Company, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data (the “D.C. Antitrust Litigation”). While we were initially dismissed from this case, the court later granted the District of Columbia leave to amend its original complaint, and the Company has filed a new motion to dismiss which has not been ruled on as of the date of this filing. Further, on January 15, 2025, the Office of the Attorney General of the State of Maryland filed a suit similar to the D.C. Antitrust Litigation in which a number of owners and/or operators of multifamily properties in the State of Maryland, including the Company, have been named (the “Maryland Antitrust Litigation”). While the Company intends to vigorously defend against the D.C. Antitrust Litigation and the Maryland Antitrust Litigation, given the early stage of the lawsuits, the Company is unable to predict the outcome or estimate the amount of loss, if any, that may result from the lawsuits. The Company is also aware that other governmental investigations and lawsuits regarding antitrust matters in the multifamily industry are ongoing, including an antitrust lawsuit brought by the U.S. Department of Justice, along with the attorneys general of ten states, against other multifamily rental providers to which the Company is not a party. Jurisdictions other than the District of Columbia and Maryland, or additional federal agencies, may also bring suits against multifamily rental providers. Regardless of whether the Company remains named in the D.C. Antitrust Litigation, the Maryland Antitrust Litigation or any other lawsuits or becomes the focus of any governmental investigation, the Company may incur substantial costs related to these lawsuits or investigations, whether as a defendant or as a third-party witness. As well, settlements by RealPage, Inc. or other defendants in such cases could impact the multifamily industry in ways that have an adverse effect on the Company. In addition, state and federal legislation has been introduced (and in San Francisco adopted) to regulate the use by multifamily apartment rental companies of third party algorithmic revenue management systems, and if legislation of this type passes, the impact on the Company is difficult to predict. Lawsuits, government investigations and new legislation related to antitrust matters may, among other things, be costly to comply with, result in negative publicity, require significant management time and attention and subject us to remedies or burdensome requirements that adversely affect our business.

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

Short-term leases expose us to the effects of declining market rents. Most of our apartment leases are for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.

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

Risks related to the impact of a pandemic, epidemic or other health crisis on multifamily rental housing. The national and global impacts of a health crisis, such as the COVID-19 pandemic, may present material uncertainty and risk with respect to our financial condition, results of operations and cash flows. State, local, and federal entities may impose restrictions, for varying times and to varying degrees (as experienced during the COVID-19 pandemic), on our ability to enforce residents’ contractual lease obligations, and this may affect our ability to enforce all of our remedies (such as pursuing collections, imposing late fees and seeking evictions) for the failure to pay rent and may result in foregone revenue. Our properties could also incur significant costs or losses related to shelter-in-place or stay-at-home orders, quarantines, infection, clean-up costs or other related factors, which may cause residents to move to locations other than our markets. Moreover, many of the risk factors set forth in this Form 10-K could be interpreted as heightened risks due to the impact of a pandemic, epidemic or other health crisis.

Further, emergency orders such as shutting down non-essential businesses, may disrupt our development and construction activity which may increase our construction costs and we may not achieve, on the schedule we originally planned, the cash flows that we expect when we begin leasing a completed property. We may also delay the start of construction of additional development communities which, if constructed and leased as originally planned, would have been a source of future additional cash flow.

The same factors as described immediately above may also impact our workforce. A disruption in the normal operations of our workforce, including impacts of illness among a substantial portion of our workforce, could also adversely affect our operations.

Risks related to commercial leasing operations. Although we are primarily in the multifamily rental business, we also own and lease ancillary commercial space. Gross rental revenue provided by leased commercial space in our portfolio represented 1.4% of our total revenue in 2024. The long term nature of our commercial leases and characteristics of many of our tenants (small, local businesses) may subject us to certain risks. We may not be able to lease new space for rents that are consistent with our projections or at market rates. Also, when leases for our existing commercial space expire, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. Our properties compete with other properties with commercial space. If our commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations, which could adversely impact our results of operations and financial condition.

Inflation and related volatility in the economy could negatively impact our residents and our results of operations. Although it has declined from its 2022 peak, inflation has remained elevated in 2023 and 2024 compared to pre-pandemic years, and may continue at the present level or increase. Inflation and its related impacts, including increased prices for services and goods and higher interest rates and wages, and any policy interventions by the U.S. government, could negatively impact our residents’

ability to pay rents or our results of operations. Most of our apartment leases are for a term of one year or less, which we believe mitigates our exposure to inflation by permitting us to set rents commensurate with inflation (subject to rent regulations to the extent they apply and assuming our current or prospective residents will accept and can pay commensurate increased rents, of which there can be no assurance). However, inflation could outpace any increases in rent and adversely affect us. In addition, property taxes can be impacted by inflationary changes because taxes in some jurisdictions are regularly reassessed based on changes in the fair value of our properties. We may not be able to mitigate the effects of inflation and related impacts, and the duration and extent of any prolonged periods of inflation, and any related adverse effects on our results of operations and financial condition, are unknown at this time. Inflation may also cause increased volatility in financial markets, which could affect our ability to access the capital markets or impact the cost or timing at which we are able to do so.

Inflation, either caused by tariffs recently imposed or threatened by the new presidential administration or due to other causes, may also increase the costs to complete our development projects, including costs of materials, labor and services from third-party contractors and suppliers. Higher construction costs could adversely impact our investments in real estate assets and our expected yields on development projects.

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

Risks that may not be insured in full or in part

We are exposed to risks that are either uninsurable, not economically insurable or in excess of our insurance coverage, including risks discussed below. Insurance coverage for various risks can be costly and in limited supply. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available or the cost of insurance makes it, in our view, economically impractical. Incidents that directly or indirectly damage our communities, both physically and financially, or cause losses that exceed our insurance coverage (including amounts payable by our captive insurance company) could have a material adverse effect on our business, financial condition and results of operations including increased maintenance, repair, and delays in construction. In addition, we would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community which could have a material adverse effect on our business and our financial condition and results of operations. The following risks are uninsurable or insurance coverage is limited due to premium rates (See Item 2. "Properties—Insurance and Risk of Uninsured Losses"):

•Earthquake risk. As further described in Item 2. "Properties—Insurance and Risk of Uninsured Losses," many of our West Coast communities are located in the general vicinity of active earthquake faults. Insurance coverage for earthquakes can be costly and in limited supply.

•Climate, severe or inclement weather or natural disaster risk. Many of our markets, particularly those located in coastal cities, are exposed to risks associated with inclement or severe weather including those arising from climate change such as hurricanes, severe winter storms and coastal flooding. Many of our properties are also located in areas, such as Southern California or Texas, that are exposed to risks of drought, wildfire or other natural disasters, including those arising from climate change. For example, in Southern California, a series of wildfires affected the Los Angeles metropolitan area and San Diego in January 2025, forcing over 200,000 people to evacuate and resulting in the destruction or damage of thousands of homes and structures. Additionally, the 2024 hurricane season was particularly severe and saw landfall of two major hurricanes in Florida and significant damage from flooding in North Carolina. Although none of these events caused material damage to our properties, similar disasters could occur in the future.

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

We may incur costs related to climate change. We may experience physical climate change impacts including extreme weather, sea level rise, the effects of declines in available water supplies and changes in precipitation, temperature and wildfire exposure, all of which may result in damage to, disruption of services at, and/or a decrease in demand for properties located in areas affected by these conditions. Should the impact of these conditions be material or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected, and it may negatively impact the types and pricing of insurance we are able to procure.

In addition, we may experience transition risks associated with climate change. The implementation of new or changes in existing federal, state and local regulations based on concerns about climate change could result in increased capital expenditures or operating expenses on our existing properties (for example, required retrofitting of existing systems or increased utility costs) and our new development properties (for example, to improve energy efficiency, reduce greenhouse gas emissions and/or improve resistance to inclement weather) without a corresponding increase in revenue, resulting in adverse impacts to our results of operations. Further, laws and regulations at the federal, state and local level requiring climate-related disclosures, including the rules promulgated by the SEC and the legislation recently enacted in the state of California, may increase compliance and data collection costs if, and when, such laws and regulations become effective.

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

Certain laws and regulations govern the removal, encapsulation or disturbance of asbestos containing materials ("ACMs") when such materials are in poor condition or in the event of renovation or demolition of a building. These laws and the common law may impose liability for release of ACMs and may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to ACMs. We are not aware that any ACMs were used in the construction of the communities we developed. ACMs were, however, used in the construction of a number of the communities that we have acquired. Although we implement an operations and maintenance program at each of the communities at which ACMs are detected, we may fail to adequately observe such program or a disturbance of ACMs may occur nevertheless, exposing us to liability. We are aware that some of our communities have lead paint and have implemented an operations and maintenance program at each of those communities.

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

Litigation could adversely affect our business. We are and may in the future become involved in legal proceedings, claims, actions, inquiries and/or investigations in connection with our operations, which may result in defense costs, settlements, fines and/or judgments against us, some of which are not, or cannot be, covered by insurance, including risks related to the multifamily rental antitrust litigation discussed elsewhere in this Form 10-K. Legal proceedings and other claims, if decided adversely to or settled by us, and not covered by insurance, could result in liability material to our financial condition, results of operations or cash flows. Likewise, regardless of outcome, legal proceedings and other claims may result in substantial costs and expenses, affect the availability or cost of some of our insurance coverage and significantly divert the attention of our management. With respect to any legal proceeding or other claim, there can be no assurance that we will be able to prevail, or achieve a favorable settlement or outcome, or that our insurance and/or any contractual indemnities will be enough to cover all of our defense costs or any resulting liabilities.

Changes in U.S. accounting standards may materially and adversely affect the reporting of our operations. We follow accounting principles generally accepted in the United States ("GAAP"). GAAP is established by the Financial Accounting Standards Board ("FASB"), an independent body whose standards are recognized by the SEC as authoritative for publicly held companies. The FASB and the SEC create and interpret accounting standards and may change the interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported consolidated results of operations and financial position.

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

Information security risks have generally increased in recent years due to the rise in new technologies, such as ransomware and generative artificial intelligence, and the increased sophistication and activities of perpetrators of cyber-attacks, including as a result of the intensification of state-sponsored cybersecurity attacks during periods of geopolitical conflict. Cyber-attacks can include third parties gaining access to data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, and other deliberate attacks and attempts to gain unauthorized access to our or our vendors’ data or information technology systems. Although our and our vendors' information technology systems are essential to the operation of our business and our ability to perform day-to-day operations, even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. These threats, in turn, may lead to increased costs to protect our information systems, detect and respond to threats, and recover from cyber incidents. Our insurance program may not be adequate to cover all losses relating to such events.

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

Various laws and regulations and interpretations thereof, as well as agreements with payment processors, require, or may require, us to comply with rules related to our business and our websites used by residents and prospective residents, including requirements related to accessibility of our websites to persons with disabilities and our handling and use of data, including personal data, that we collect. We could face liabilities for failure to comply with these requirements. Privacy laws and regulations, such as the California Consumer Privacy Act as amended by the California Privacy Rights Act and the Texas Data Privacy and Security Act, related regulations and other U.S. state privacy laws, are evolving and may be subject to differing interpretations. We could incur costs to comply with stricter and more complex data privacy, data collection and information security laws and standards.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy

We have implemented and maintain a risk management framework designed to identify, assess, and mitigate risks from cybersecurity threats. We assess our cybersecurity program ("CSP"), as part of our enterprise risk management program, against the National Institute of Standards and Technology’s Cybersecurity Framework ("NIST CSF") and also use as a model the Center for Internet Security ("CIS") control framework’s Implementation Group 2 ("IG2"). We perform annual assessments against NIST CSF benchmarks and focus on continuous improvement over those criteria. We use a list of factors based on business risk tolerance and external compliance requirements to determine if a business asset, data, system, process, or service provider should be included within the scope of the CSP. Prior to contracting with an outside vendor that hosts our data, such as Company information, or PII of our associates or residents, or that integrates with our systems, our policy is to conduct a cybersecurity risk assessment, which includes, as appropriate, a due diligence questionnaire completed by the vendor, a System and Organization Controls 1 ("SOC1") report from major vendors and a review of the vendor’s scope of access to our IT systems and data.

We utilize third-party service providers to enhance our CSP, including engaging them annually to assess our CSP against the NIST CSF. We use one or more third-party managed security solution providers, who provide us with threat intelligence information and managed threat detection and response capabilities. We have also engaged a third party to assist with associate cybersecurity training. Additionally, we have engaged outside breach response legal counsel to assist the Company with cybersecurity counseling and incident response.

Although we have not experienced any material cybersecurity incidents, a future incident could materially affect us. We rely on information technology to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions, PII, and resident and lease data. Our business requires us and some of our vendors to use and store PII and other confidential and sensitive information of our residents and associates. Any failure in or breach of our operational or information security systems or those of our vendors as a result of cyber-attacks or other security incidents could materially adversely impact our operations and financial position, including disruption of our operations caused by an inability to access network systems, disclosure or misuse of confidential or proprietary information (including PII of our residents and/or associates), damage to our reputation, and/or potentially significant legal and/or financial liabilities and penalties.

You should carefully review Part I, Item 1A. "Risk Factors" of this Form 10-K for a discussion of the risks to the Company related to cybersecurity.

Governance

Our cybersecurity team is led by our Senior Director of Cybersecurity, who has over 15 years of experience with IT and cybersecurity. The cybersecurity team reports to our Senior Vice President-Information Technology. The Senior Director of Cybersecurity and the Senior Vice President-Information Technology are part of, and work with, a management Cybersecurity Steering Committee ("CSC"), which meets regularly. The CSC works to ensure strategic alignment of the CSP with our business objectives and priorities. The CSC is chaired by the Senior Director of Cybersecurity and is composed of our Chief Financial Officer, Chief Operating Officer, General Counsel and senior members of our finance, legal, IT, risk management and internal audit teams. The Company has designated an incident response team and defined criteria to guide responses to cybersecurity incidents.

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

Current Communities are categorized as Same Store, Other Stabilized, Redevelopment or Unconsolidated according to the following attributes:

•Same Store is composed of consolidated communities where a comparison of operating results from the prior year to the current year is meaningful as these communities were owned and had stabilized occupancy as of the beginning of the prior year. For the year ended December 31, 2024, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2023, did not conduct substantial redevelopment activities and are not held for sale as of December 31, 2024. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

As of December 31, 2024, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Same Store:
New England	36	9,134
Metro NY/NJ	40	12,540
Mid-Atlantic	42	14,482
Southeast Florida	8	2,837
Denver, CO	6	1,539
Pacific Northwest	18	5,109
Northern California	39	12,045
Southern California	58	17,791
Other Expansion Regions	6	1,381
Total Same Store	253	76,858

Other Stabilized:
New England	3	503
Metro NY/NJ	3	689
Mid-Atlantic	1	714
Southeast Florida	—	—
Denver, CO	2	653
Pacific Northwest	—	—
Northern California	—	—
Southern California	1	100
Other Expansion Regions	6	1,819
Total Other Stabilized	16	4,478

Redevelopment	—	—

Unconsolidated	9	2,722

Total Current	278	84,058

Development	28	9,460

Unconsolidated Development	—	—

Total Communities	306	93,518

Development Rights	28	8,801

Our holdings under each of the above categories are discussed on the following pages.

We generally establish the composition of our Same Store communities portfolio annually. Changes in the Same Store communities portfolios for the years ended December 31, 2024, 2023 and 2022 were as follows:

Number of communities
Same Store communities as of December 31, 2021	237
Communities added	8
Communities removed (1)
Redevelopment communities	(1)
Disposed communities	(9)
Same Store communities as of December 31, 2022	235
Communities added	21
Communities removed (1)
Redevelopment communities	—
Disposed communities	(4)
Same Store communities as of December 31, 2023	252
Communities added	10
Communities removed (1)
Redevelopment communities	—
Disposed communities	(9)
Same Store communities as of December 31, 2024	253
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

Current Communities

Our Current Communities include garden-style apartment communities consisting of multi-story buildings of stacked flats and/or townhome apartments in landscaped settings, as well as mid and high rise apartment communities consisting of larger elevator-served buildings of four or more stories, frequently with structured parking. As of January 31, 2025, our Current Communities consisted of the following:

	Number of communities	Number of apartment homes
Garden-style	134	42,206
Mid-rise	122	35,607
High-rise	28	8,298
Total Current Communities	284	86,111

As discussed in Item 1. "Business," we operate under four core brands: Avalon, AVA, eaves by Avalon and Kanso. We believe that this branding differentiation allows us to target our product offerings to multiple customer groups and submarkets within our existing geographic footprint.

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

Our Current Communities are located in the following geographic markets:

	Number of communities at		Number of apartment homes at		Percentage of total apartment homes at
	1/31/2024	1/31/2025	1/31/2024	1/31/2025	1/31/2024	1/31/2025
New England	42	39	10,328	9,697	12.4%	11.3%

Metro NY/NJ	49	50	14,756	15,089	17.6%	17.5%
New York City, NY	14	14	5,089	5,089	6.1%	5.9%
New York Suburban	13	14	3,878	4,216	4.6%	4.9%
New Jersey	22	22	5,789	5,784	6.9%	6.7%

Mid-Atlantic	44	44	15,501	15,501	18.5%	18.0%
Washington Metro	36	35	12,784	12,347	15.3%	14.3%
Baltimore, MD	8	9	2,717	3,154	3.2%	3.7%

Southeast Florida	8	9	2,837	3,091	3.4%	3.6%

Denver, Colorado	6	8	1,539	2,192	1.8%	2.5%

Pacific Northwest	21	21	5,802	6,118	6.9%	7.1%

Northern California	41	41	12,446	12,857	14.9%	14.9%
San Jose, CA	12	12	4,723	4,727	5.7%	5.5%
Oakland-East Bay, CA	15	15	4,338	4,743	5.2%	5.5%
San Francisco, CA	14	14	3,385	3,387	4.0%	3.9%

Southern California	59	60	17,934	18,366	21.4%	21.4%
Los Angeles, CA	39	39	12,143	12,475	14.5%	14.5%
Orange County, CA	13	13	4,024	4,024	4.8%	4.7%
San Diego, CA	7	8	1,767	1,867	2.1%	2.2%

Other Expansion Regions	9	12	2,512	3,200	3.1%	3.7%
North Carolina	5	6	963	1,225	1.2%	1.4%
Texas	4	6	1,549	1,975	1.9%	2.3%
	279	284	83,655	86,111	100.0%	100.0%

We manage and operate substantially all of our Current Communities. During the year ended December 31, 2024, we completed construction of nine communities containing 2,981 apartment homes, acquired six communities containing 1,441 apartment homes and sold eight operating communities containing 1,532 apartment homes.

Of the Current Communities, as of January 31, 2025, we owned (directly or through wholly-owned subsidiaries):

•275 operating communities, including 268 with a full fee simple or absolute ownership interest, and seven that are on land subject to a land lease. The land leases have various expiration dates from July 2046 to May 2123, and three of the land leases are used to support tax advantaged structures that ultimately allow us to purchase the land upon lease expiration. The Company has purchase options for all land leases expiring prior to 2062.

•A membership interest in five limited liability companies. One of the ventures, the NYTA MF Investors LLC, through subsidiaries owns a fee simple interest in three operating communities and a leasehold interest in two additional operating communities. The other four ventures each hold a fee simple interest in an operating community.

In addition to our Current Communities, we also hold, directly or through wholly-owned subsidiaries, a full fee simple ownership interest in our wholly-owned Development Communities.

As part of the Archstone Acquisition in 2013 (as defined in Item 1. "Business" in the Company's Form 10-K filed with the SEC on February 22, 2019), we acquired, and still own, 14 assets that had previously been contributed by third parties on a tax-deferred basis to an Archstone partnership in which the third parties received ownership interests. To protect the tax-deferred nature of the contribution, the third parties are entitled to cash payments if we trigger tax obligations to the third parties by selling, or failing to maintain sufficient levels of secured financing on, the contributed assets. Our tax protection payment obligations with respect to these assets don’t expire until the death of a third party who contributed ownership interests to the Archstone partnership. After review and investigation of Archstone’s tax and accounting records, we estimate that, had we sold or taken other triggering actions in 2024 with respect to all 14 assets, the aggregate amount of the tax protection payments that would have been triggered would have been approximately $43,815,000. At the present time, we do not intend to take actions that would cause us to be required to make tax protection payments with respect to any of these assets.

Development Communities

As of December 31, 2024, we owned or held a direct interest in 17 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 6,004 apartment homes and 59,000 square feet of commercial space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,253,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate. You should carefully review Item 1A. "Risk Factors" for a discussion of the risks associated with development activity and our discussion under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" (including the factors identified under "Forward-Looking Statements") for further discussion of development activity.

The following table presents a summary of the Development Communities.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy	Estimated completion	Estimated stabilized operations (2)
1.	Avalon West Windsor (3) West Windsor, NJ	535	$210	Q2 2022	Q2 2025	Q2 2026	Q4 2026
2.	Avalon Annapolis Annapolis, MD	508	199	Q3 2022	Q3 2024	Q3 2025	Q2 2026
3.	Avalon Lake Norman (4) Mooresville, NC	345	101	Q1 2023	Q2 2025	Q1 2026	Q3 2026
4.	Avalon Hunt Valley West Hunt Valley, MD	322	107	Q2 2023	Q1 2025	Q1 2026	Q3 2026
5.	Avalon South Miami (3) South Miami, FL	290	186	Q3 2023	Q3 2025	Q1 2026	Q3 2026
6.	Avalon Princeton on Harrison Princeton, NJ	200	82	Q3 2023	Q1 2025	Q2 2025	Q1 2026
7.	Avalon Wayne Wayne, NJ	473	171	Q4 2023	Q2 2025	Q3 2026	Q1 2027
8.	Avalon Parsippany Parsippany, NJ	410	147	Q4 2023	Q3 2025	Q2 2026	Q4 2026
9.	Avalon Pleasanton I Pleasanton, CA	82	58	Q2 2024	Q3 2025	Q4 2025	Q1 2026
10.	Avalon Roseland II Roseland, NJ	533	199	Q2 2024	Q4 2025	Q4 2026	Q2 2027
11.	Avalon Quincy Adams Quincy, MA	288	124	Q2 2024	Q1 2026	Q3 2026	Q2 2027
12.	Avalon Tech Ridge I Austin, TX	444	120	Q3 2024	Q1 2026	Q1 2027	Q3 2027
13.	Avalon Carmel (4) Charlotte, NC	360	123	Q3 2024	Q2 2026	Q3 2026	Q3 2027
14.	Avalon Plano (4) Plano, TX	155	58	Q3 2024	Q2 2026	Q2 2027	Q4 2027
15.	Avalon Oakridge I Durham, NC	459	149	Q3 2024	Q4 2026	Q4 2027	Q2 2028
16.	AVA Brewer's Hill Baltimore, MD	418	134	Q4 2024	Q4 2026	Q3 2027	Q1 2028
17.	Kanso Hillcrest San Diego, CA	182	85	Q4 2024	Q1 2027	Q2 2027	Q4 2027
	Total	6,004	$2,253
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

During the year ended December 31, 2024, we completed the development of the following wholly-owned communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.	Quarter of completion
1.	Avalon Amityville Amityville, NY	338	$135	322,103	$419	Q2 2024
2.	Avalon Montville Montville, NJ	349	127	365,281	$348	Q2 2024
3.	Avalon Redmond Campus Redmond, WA	214	89	187,175	$475	Q2 2024
4.	Avalon Bothell Commons I Bothell, WA	467	236	491,661	$480	Q3 2024
5.	Kanso Milford Milford, MA	162	63	179,056	$352	Q3 2024
6.	Avalon Westminster Promenade Westminster, CO	312	114	269,401	$423	Q4 2024
7.	Avalon West Dublin Dublin, CA	499	263	461,361	$570	Q4 2024
8.	Avalon Governor's Park Denver, CO	304	138	244,578	$564	Q4 2024
9.	Avalon Durham (2) Durham, NC	336	121	300,566	$403	Q4 2024
	Total	2,981	$1,286
____________________________________
(1)Total capitalized cost is as of December 31, 2024. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.
(2)Community was developed through our DFP.

Unconsolidated Operating Communities

As of December 31, 2024, we had investments in the following unconsolidated real estate entities accounted for under the equity method of accounting. See Note 5, "Investments," of the Consolidated Financial Statements included elsewhere in this report. For joint ventures holding operating apartment communities as of December 31, 2024, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

				Debt (1)
Unconsolidated Real Estate Investments	Company Ownership Percentage	# of Apartment Homes	Total Capitalized Cost	Principal Amount	Type	Interest Rate	Maturity Date
NYTA MF Investors LLC
1. Avalon Bowery Place I—New York, NY		206	$217,504	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II—New York, NY		90	91,691	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside—New York, NY (2)		295	216,153	111,295	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea—New York, NY (3)		305	130,143	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line—New York, NY (3)		405	122,839	84,000	Fixed	4.01%	Jan 2029
Total NYTA MF Investors LLC	20.0%	1,301	778,330	394,734		3.88%

Other Operating Joint Ventures
1. MVP I, LLC - Avalon at Mission Bay II - San Francisco, CA	25.0%	313	130,073	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC - Brandywine - Washington, D.C.	28.7%	305	20,093	18,368	Fixed	3.40%	Jun 2028
3. Avalon Alderwood MF Member, LLC - Avalon Alderwood Place - Lynnwood, WA	50.0%	328	111,223	—	N/A	N/A	N/A
4. Arts District Joint Venture - AVA Arts District - Los Angeles, CA (4)	25.0%	475	287,953	155,968	Variable	6.91%	Aug 2025
Total Other Joint Ventures		1,421	549,342	277,336		5.31%

Total Unconsolidated Real Estate Investments (5)		2,722	$1,327,672	$672,070		4.47%

_________________________________
(1)We have not guaranteed the debt of these unconsolidated investees with the exception of the construction loan associated with the Arts District Joint Venture. We bear no responsibility for the repayment unless otherwise disclosed.
(2)Borrowing on this community is comprised of two mortgage loans. The interest rate is the weighted average interest rate as of December 31, 2024.
(3)Borrowing on this dual-branded community is comprised of a single mortgage loan. This dual-branded community is subject to a leasehold interest which is not included in the total capitalized cost.
(4)AVA Arts District completed development during the year ended December 31, 2024 and achieved stabilized residential operations. It contains 57,000 square feet of commercial space. The venture had drawn $155,968 of the $167,147 maximum borrowing capacity of the construction loan as of December 31, 2024. While we guarantee 30% of the venture's construction loan, any amounts payable under the guarantee are obligations of the venture partners in proportion to their ownership interest.
(5)In addition to leasehold assets, there were net other assets of $38,506 as of December 31, 2024 associated with our unconsolidated real estate investments which are primarily cash and cash equivalents.

We had an equity interest of 28.6% in the Archstone Multifamily Partners AC LP (the "U.S. Fund") and because we achieved a threshold return for the fund, during the year ended December 31, 2023, we recognized income of $1,519,000 for our promoted interest, which is included in income from unconsolidated investments on the accompanying Consolidated Statements of Comprehensive Income. The U.S. Fund sold its final three communities in 2022 and completed its dissolution in 2023.

Development Rights

At December 31, 2024, we had $151,922,000 in acquisition and related capitalized costs for direct interests in seven land parcels we own. In addition, we had $43,675,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to (i) 17 Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land, as well as (ii) costs incurred for four Development Rights that we expect to construct as additional phases of our existing stabilized operating communities on land we own. Collectively, the land held for development and associated costs for deferred development rights relate to 28 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 8,801 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights, for which future development is not yet considered probable, are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. During 2024, we incurred a charge of $18,341,000 for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed. The amount for 2024 includes a write-off of $8,947,000 related to one Development Right in Northern California that we determined was no longer probable.

You should carefully review Item 1A. "Risk Factors," for a discussion of the risks associated with Development Rights.

Land Acquisitions

We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2024, we acquired the following land parcels for an aggregate investment of $111,812,000.

		Estimated number of apartment homes	Projected total capitalized cost (1) ($ millions)	Date acquired
1.	Avalon Parsippany (2) Parsippany, NJ	410	$148	January 2024
2.	AVA Brewer's Hill (2) Baltimore, MD	418	134	March 2024
3.	Avalon Brier Creek Raleigh, NC	400	130	April 2024
4.	Avalon Roseland II (2) Roseland, NJ	533	199	April 2024
5.	Avalon Parker Parker, CO	312	122	May 2024
6.	Avalon Plano (2) (3) Plano, TX	155	58	July 2024
7.	Avalon Oakridge II Durham, NC	373	114	September 2024
8.	Kanso Hillcrest (2) San Diego, CA	182	85	November 2024
	Total	2,783	$990
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
(2)Communities are currently under construction.
(3)Community is being developed through our DFP.

Acquisition & Disposition Activity

We buy and sell assets based on our long-term investment criteria and target portfolio allocation. We also dispose of assets when capital and real estate markets allow us to realize a portion of the value created over our ownership periods, and we generally redeploy the proceeds from those sales to develop, redevelop and acquire communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our Credit Facility or Commercial Paper Program or retain the cash proceeds on our balance sheet until it is redeployed into acquisition, development or redevelopment activity. At times, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a tax-deferred, like-kind exchange transaction. From January 1, 2024 to January 31, 2025, (i) we acquired six wholly-owned communities containing 1,441 apartment homes for an aggregate purchase price of $460,100,000 and (ii) we sold our interest in nine wholly-owned communities, containing 1,634 apartment homes, with an aggregate gross sales price of $791,300,000.

Insurance and Risk of Uninsured Losses

We maintain commercial general liability insurance and property insurance with respect to all of our communities, with insurance policies issued by a combination of third party insurers as well as a wholly-owned captive insurance company. These policies, along with other insurance policies we maintain, have policy specifications, insured and self-insured limits, exclusions and deductibles that we consider commercially reasonable. We utilize a wholly-owned captive insurance company to insure certain types and amounts of risks, which include property damage and resulting business interruption losses, general liability insurance and other construction related liability risks. The captive is utilized to insure other limited levels of risk, which may be in part reinsured by third party insurance. There are, however, certain types of losses (including, but not limited to, losses arising from nuclear liability, pandemic or acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical. You should carefully review the discussion under Part I, Item 1A. "Risk Factors" of this Form 10-K for a discussion of risks associated with an uninsured property or casualty loss.

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

Just as with office buildings, transportation systems and government buildings, apartment communities could become targets of terrorism. Our communities are insured for terrorism related losses through the Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA") program. This coverage extends to most of our casualty exposures (subject to deductibles and insured limits) and certain property insurance policies. We have also purchased private-market insurance for property damage due to terrorism with limits of $600,000,000 per occurrence and in the annual aggregate that includes certain coverages (not covered under TRIPRA) such as domestic-based terrorism. This insurance, often referred to as "non-certified" terrorism insurance, is subject to deductibles, limits and exclusions.

An additional consideration for insurance coverage and potential uninsured losses is mold growth or other environmental contamination. Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities. For further discussion of the risks and our related prevention and remediation activities, please refer to the discussion under Part I, Item 1A. "Risk Factors - We may incur costs due to environmental contamination or non-compliance" elsewhere in this report. We cannot provide assurance that we will have coverage under our existing policies for property damage or liability to third parties arising as a result of exposure to mold or a claim of exposure to mold at one of our communities.

We also maintain other insurance programs that provide coverage for events including but not limited to employee dishonesty, loss of data, and liability associated with management of certain employee benefit plans. These policies are subject to maximum loss limits and include coverage limitations or exclusions that may preclude us from fully recovering.

The amount or types of insurance we maintain may not be sufficient to cover all losses and we may change our policy limits, coverages, and self-insured retentions or deductibles at any time.

ITEM 3.    LEGAL PROCEEDINGS

As disclosed in Note 7, "Commitments and Contingencies" and Note 12, "Subsequent Events" of the Consolidated Financial Statements in Item 8 of this report, we are engaged in certain legal proceedings, and the disclosure set forth in Note 7, "Commitments and Contingencies" and Note 12, "Subsequent Events" relating to legal and other contingencies is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol AVB. On January 31, 2025, there were 663 holders of record of an aggregate of 142,254,778 shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

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

In February 2025, we announced that our Board of Directors declared a dividend on our common stock for the first quarter of 2025 of $1.75 per share, a 2.9% increase over the Company's prior quarterly dividend of $1.70 per share. The dividend will be payable on April 15, 2025 to all common stockholders of record as of March 31, 2025.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October 1 - October 31, 2024	130	$222.06	—	$314,237
November 1 - November 30, 2024	550	$218.15	—	$314,237
December 1 - December 31, 2024	427	$235.35	—	$314,237
Total	1,107	$225.24	—
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

Executive Overview

2024 Financial Highlights

Net income attributable to common stockholders for the year ended December 31, 2024 was $1,081,994,000, an increase of $153,169,000, or 16.5%, from the prior year. The increase was primarily attributable to increases in NOI from communities over the prior year, increases in real estate sales and related gains, and increases in income from unconsolidated investments.

Same Store NOI attributable to our apartment rental operations, including parking and other ancillary residential revenue ("Residential"), for the year ended December 31, 2024 was $1,828,266,000, an increase of $48,643,000, or 2.7%, over the prior year. The increase was due to an increase in Same Store Residential revenue of $87,854,000, or 3.4%, partially offset by an increase in Same Store Residential property operating expenses of $39,211,000, or 5.0%, over 2023.

During 2024, excluding the equity capital raised through forward sales of our common shares not yet settled, we raised approximately $1,130,366,000 of gross capital through the sale of wholly-owned real estate and the issuance of unsecured notes. We believe that our current capital structure will continue to provide financial flexibility to access capital on attractive terms.

We believe our portfolio management activity through dispositions, development and acquisitions will continue to create long-term value. During 2024, we:

•sold eight wholly-owned communities containing an aggregate of 1,532 apartment homes and 24,000 square feet of commercial space for $726,200,000;

•completed the construction of nine wholly-owned communities containing an aggregate of 2,981 apartment homes for an aggregate total capitalized cost of $1,286,000,000;

•started the construction of nine wholly-owned communities which in the aggregate are expected to contain 2,921 apartment homes when completed, which are expected to be completed for an estimated total capitalized cost of $1,053,000,000; and

•acquired six wholly-owned communities containing an aggregate of 1,441 apartment homes for an aggregate purchase price of $460,100,000.

During 2024, we issued $400,000,000 principal amount of fixed rate unsecured notes and repaid $300,000,000 principal amount of our fixed rate unsecured notes.

We believe that our balance sheet strength, as measured by our current level of indebtedness, our current ability to service interest and other fixed charges, and our current moderate use of financial encumbrances (such as secured financing), provide us with adequate access to liquidity from the capital markets. We expect to be able to meet our reasonably foreseeable liquidity needs, as they arise, through a combination of one or more of the following sources: existing cash on hand; operating cash flows; the settlement of the outstanding equity forwards; borrowings under our Credit Facility and Commercial Paper Program; the issuance of corporate securities (which could include unsecured debt, preferred equity and/or additional common equity after considering the outstanding equity forwards); the sale of apartment communities; secured debt; or through the formation of joint ventures. See the discussion under "Liquidity and Capital Resources."

Communities Overview

As of December 31, 2024, we owned or held a direct or indirect ownership interest in 306 communities containing 93,518 homes in 12 states and the District of Columbia, of which 17 communities were under development. We have an indirect interest in nine of the 306 communities which were owned by entities that were not consolidated for financial reporting purposes. In addition, we held a direct or indirect ownership interest in Development Rights to develop an additional 28 communities that, if developed as expected, will contain an estimated 8,801 apartment homes.

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

Although each of these categories is important to our business, we generally evaluate overall operating, industry and market trends based on the operating results of Same Store communities, for which a detailed discussion can be found in "Results of Operations" as part of our discussion of overall operating results. We evaluate our current and future cash needs and future operating potential based on acquisition, disposition, development, redevelopment and financing activities within Other Stabilized, Redevelopment and Development communities. Discussions related to current and future cash needs and financing activities can be found under “Liquidity and Capital Resources.”

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

Results of Operations

Our results of operations are driven by our operating platform and are primarily affected by both overall and individual geographic market conditions and apartment fundamentals and are reflected in changes in Same Store NOI; NOI derived from acquisitions, development completions and development under construction and in lease-up; loss of NOI related to disposed communities; and capital market and financing activity. See also Part I, Item 1A, "Risk Factors." Discussion of our operating results for 2023 and comparison to 2022 can be found in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K filed with the SEC on February 23, 2024. A comparison of our operating results for 2024 and 2023 follows (dollars in thousands).

	For the year ended December 31,		December 31, 2024 vs. 2023
	2024	2023	$ Change	% Change
Revenue:
Rental and other income	$2,906,676	$2,760,187	$146,489	5.3%
Management, development and other fees	7,081	7,722	(641)	(8.3)%
Total revenue	2,913,757	2,767,909	145,848	5.3%

Expenses:
Direct property operating expenses, excluding property taxes	576,115	539,297	36,818	6.8%
Property taxes	327,611	306,794	20,817	6.8%
Total community operating expenses	903,726	846,091	57,635	6.8%

Property management and other indirect operating expenses	(169,731)	(142,041)	(27,690)	(19.5)%
Expensed transaction, development and other pursuit costs, net of recoveries	(18,341)	(33,479)	15,138	45.2%
Interest expense, net	(226,589)	(205,992)	(20,597)	(10.0)%
Loss on extinguishment of debt, net	—	(150)	150	100.0%
Depreciation expense	(846,853)	(816,965)	(29,888)	(3.7)%
General and administrative expense	(77,697)	(76,534)	(1,163)	(1.5)%
Casualty and impairment loss	(2,935)	(9,118)	6,183	67.8%
Income from unconsolidated investments	50,682	13,454	37,228	276.7%
Gain on sale of communities	363,300	287,424	75,876	26.4%
Other real estate activity	753	174	579	332.8%
Income before income taxes	1,082,620	938,591	144,029	15.3%
Income tax expense	(445)	(10,153)	9,708	95.6%
Net income	1,082,175	928,438	153,737	16.6%

Net (income) loss attributable to noncontrolling interests	(181)	387	(568)	N/A (1)

Net income attributable to common stockholders	$1,081,994	$928,825	$153,169	16.5%
_________________________________
(1)     Percent change is not meaningful.

Net income attributable to common stockholders increased $153,169,000, or 16.5%, to $1,081,994,000 in 2024 from 2023, primarily due to increases in (i) NOI from communities, (ii) real estate sales and related gains, and (iii) income from unconsolidated investments in the current year.

NOI.  We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), property management and other indirect operating expenses, net of corporate income, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from unconsolidated investments, depreciation expense, income tax expense (benefit), casualty and impairment loss, gain on sale of communities, other real estate activity and net operating income from real estate assets sold or held for sale. Management considers NOI to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level property management overhead or financing-related costs. NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Residential NOI represents results attributable to our apartment rental operations, including parking and other ancillary residential revenue. Reconciliations of NOI and Residential NOI for the years ended December 31, 2024 and 2023 to net income for each year are as follows (dollars in thousands):

	For the year ended December 31,
	2024	2023
Net income	$1,082,175	$928,438
Property management and other indirect operating expenses, net of corporate income	162,594	134,312
Expensed transaction, development and other pursuit costs, net of recoveries	18,341	33,479
Interest expense, net	226,589	205,992
Loss on extinguishment of debt, net	—	150
General and administrative expense	77,697	76,534
Income from unconsolidated investments	(50,682)	(13,454)
Depreciation expense	846,853	816,965
Income tax expense	445	10,153
Casualty and impairment loss	2,935	9,118
Gain on sale of communities	(363,300)	(287,424)
Other real estate activity	(753)	(174)
Net operating income from real estate assets sold or held for sale	(28,463)	(57,646)
NOI	1,974,431	1,856,443

Commercial NOI (1)	(33,213)	(32,654)
Residential NOI	$1,941,218	$1,823,789
_________________________
(1)Represents results attributable to the commercial and other non-residential operations at our communities ("Commercial").

The Residential NOI changes for 2024 as compared to 2023 consist of changes in the following categories (dollars in thousands):

For the year ended
December 31, 2024
Same Store	$48,643
Other Stabilized	27,392
Development / Redevelopment	41,394
Total	$117,429

The 2.7% increase in our Same Store Residential NOI in 2024 is due to an increase in Residential revenue of $87,854,000, or 3.4%, partially offset by an increase in Residential property operating expenses of $39,211,000, or 5.0%, over 2023.

Increases in inflation can result in an increase in our operating costs both at our communities and at the corporate level. Most of our apartment leases are for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally reduce our risk from the adverse effect of inflation, although these leases also permit residents to leave at the end of their lease term. In addition, inflation could cause our construction costs and cost of other capitalized expenditures to increase, impacting the expected economic return of, and expected operating results for, current and planned development activity.

Rental and other income increased $146,489,000, or 5.3%, in 2024 compared to the prior year primarily due to the increased revenue from our Same Store communities, discussed below.

Consolidated Communities —The weighted average number of occupied apartment homes for consolidated communities increased to 79,240 apartment homes for 2024, compared to 77,667 homes for 2023. The weighted average monthly revenue per occupied apartment home increased to $3,081 for 2024 compared to $2,955 in 2023.

Same Store Communities — The following table presents the change in Same Store Residential revenue, including the attribution of the change between average revenue per occupied home and Economic Occupancy for the year ended December 31, 2024 (dollars in thousands).

	Residential revenue				Average monthly revenue per occupied home			Economic Occupancy (1)
			$ Change	% Change			% Change			% Change
	For the year ended December 31,
	2024	2023	2024 to 2023	2024 to 2023	2024	2023	2024 to 2023	2024	2023	2024 to 2023
New England	$356,399	$341,506	$14,893	4.4%	$3,370	$3,226	4.5%	96.5%	96.6%	(0.1)%
Metro NY/NJ	534,673	516,038	18,635	3.6%	3,717	3,582	3.8%	95.6%	95.7%	(0.1)%
Mid-Atlantic	414,044	400,487	13,557	3.4%	2,510	2,419	3.8%	94.9%	95.3%	(0.4)%
Southeast Florida	95,809	94,070	1,739	1.8%	2,897	2,852	1.6%	97.1%	96.9%	0.2%
Denver, CO	40,691	40,166	525	1.3%	2,329	2,265	2.8%	94.6%	96.0%	(1.4)%
Pacific Northwest	164,655	158,115	6,540	4.1%	2,789	2,705	3.1%	96.3%	95.3%	1.0%
Northern California	425,214	418,540	6,674	1.6%	3,072	3,019	1.8%	95.8%	96.0%	(0.2)%
Southern California	589,204	563,661	25,543	4.5%	2,877	2,755	4.4%	95.9%	95.9%	—%
Other Expansion Regions	32,727	32,979	(252)	(0.8)%	2,101	2,094	0.3%	94.0%	95.0%	(1.0)%
Total Same Store	$2,653,416	$2,565,562	$87,854	3.4%	$3,004	$2,902	3.5%	95.8%	95.9%	(0.1)%
_________________________________
(1) Economic Occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at contract rates and vacant homes at market rents. Vacancy loss is determined by valuing vacant units at market rents. Economic Occupancy considers that apartment homes of different sizes and locations within a community have different economic impacts on a community's gross revenue.

The following table details the increase in Same Store Residential revenue by component for the year ended December 31, 2024, compared to the prior year:

For the year ended
December 31, 2024
Residential revenue
Lease rates	2.2%
Economic Occupancy	(0.1)%
Other rental revenue	0.9%
Uncollectible lease revenue (excluding rent relief)	0.5%
Rent relief	(0.1)%
Total Residential revenue	3.4%

The increase for Same Store Residential revenue for the year ended December 31, 2024, as compared to the prior year was impacted by uncollectible lease revenue, inclusive of amounts received from government rent relief programs. Same Store uncollectible lease revenue decreased for the year ended December 31, 2024 as compared to the prior year by $10,582,000, resulting in a 0.4% increase in Same Store Residential revenue. Uncollectible lease revenue was impacted by a decrease in government rent relief of $3,967,000 for the year ended December 31, 2024 from the prior year. Adjusting to remove the impact of rent relief, uncollectible lease revenue as a percentage of Same Store Residential revenue decreased to 1.8% in the year ended December 31, 2024 from 2.4% in the year ended December 31, 2023.

We use concessions periodically as a means to increase leasing velocity, providing our new and existing residents an upfront incentive to enter into a new lease, or extend an existing lease. During 2024, concessions granted for our Same Store communities increased over the prior year by $562,000 to $17,288,000. We amortize concessions on a straight-line basis over the life of the respective leases (generally one year), reducing the income recognized over the lease term. For the year ended December 31, 2024, amortized concessions increased by $927,000, partially offsetting the increase in revenue as compared to the prior year. The remaining net unamortized balance of Same Store residential concessions as of December 31, 2024 and 2023 was $2,358,000 and $187,000, respectively.

Management, development and other fees decreased $641,000, or 8.3%, in 2024, compared to the prior year, primarily due to reduced third-party development fees, partially offset by an increase in fees for third-party back-office, financial administrative support services in the current year.

Direct property operating expenses, excluding property taxes, increased $36,818,000, or 6.8%, in 2024 compared to the prior year, primarily due to the addition of newly developed and acquired apartment communities as well as increased Residential operating expenses at our Same Store communities as discussed below, partially offset by dispositions.

Same Store Residential direct property operating expenses, excluding property taxes, increased $25,326,000, or 5.0%, in 2024 compared to the prior year, primarily due to the implementation of our bulk internet offering, increased trash removal costs, water and sewer costs, and repairs and maintenance costs.

Property taxes increased $20,817,000, or 6.8%, in 2024 compared to the prior year, primarily due to increases for our Same Store Residential portfolio and the addition of newly developed and acquired apartment communities, partially offset by decreased property taxes from dispositions.

Same Store Residential property taxes increased $13,885,000, or 4.9%, in 2024 compared to the prior year, primarily due to increased assessments across the portfolio, a higher level of successful appeals in the prior year and the expiration of property tax incentive programs primarily at certain of our properties in New York City. The expiration of property tax incentive programs represents $5,364,000 or 39% of the 4.9% increase in property taxes for the year ended December 31, 2024.

Property management and other indirect operating expenses, net of corporate income increased $27,690,000, or 19.5%, in 2024, primarily due to costs related to our shared services model and increased costs related to investments in technology and process related spend for initiatives to improve future efficiency in services for residents and prospects, and increased advocacy costs.

Expensed transaction, development and other pursuit costs, net of recoveries includes costs incurred for write downs and abandonment of Development Rights and development pursuits not yet considered probable for development, as well as costs related to abandoned acquisition and disposition pursuits, offset by any recoveries of costs incurred. In periods of increased acquisition and pursuit activity, periods of economic downturn or when there is limited access to capital, these costs can be volatile and may vary significantly from year to year. In addition, the timing for potential recoveries will not always align with the timing for expensing an abandoned pursuit. Expensed transaction, development and other pursuit costs, net of recoveries, decreased $15,138,000 in 2024 compared to the prior year due to a decrease in write-offs for development rights that we determined are no longer probable. The amount for 2024 includes a write-off of $8,947,000 related to one Development Right in Northern California, and the amount for 2023 includes write-offs of $27,455,000 related to seven Development Rights in Northern and Southern California and the Mid-Atlantic that we determined were no longer probable.

Interest expense, net increased $20,597,000, or 10.0%, in 2024 compared to the prior year. This category includes interest costs adjusted for capitalized interest related to development and redevelopment activity, amortization of premium/discount on debt, deferred hedging gains and losses from qualifying hedges, interest income and any mark-to-market impact from derivatives not in qualifying hedge relationships. The increase in 2024 was primarily due to increases in amounts of unsecured indebtedness and decreases in interest income compared to the prior year due to lower cash amounts invested. The increases in 2024 are also due to decreased capitalized interest compared to the prior year.

Depreciation expense increased $29,888,000, or 3.7%, in 2024 compared to the prior year, primarily due to the addition of newly developed and acquired apartment communities, partially offset by dispositions.

General and administrative expense increased $1,163,000, or 1.5%, in 2024 as compared to the prior year, primarily due to an increase in legal and professional fees, partially offset by decreased compensation expense, including severance.

Casualty and impairment loss for the year ended December 31, 2024 of $2,935,000 was due to flooding and water damage at communities in California from extensive rainfall and a fire at a community in New Jersey.

Income from unconsolidated investments increased $37,228,000 in 2024 compared to the prior year, primarily due to realized and unrealized property technology investments gains, partially offset by the recognition of $1,519,000 of our promoted interest associated with the achievement of a threshold return with the U.S. Fund in the prior year.

Gain on sale of communities increased in 2024 compared to the prior year. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold, expected operating performance of the communities and the market conditions in the local area. The gains of $363,300,000 and $287,424,000 in 2024 and 2023, respectively, were primarily due to the sale of eight and four wholly-owned communities in 2024 and 2023, respectively.

Income tax expense of $10,153,000 for 2023 was primarily related to The Park Loggia.

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
•legal recoveries, settlement proceeds, and certain legal costs;
•property and casualty insurance proceeds;
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

FFO and Core FFO do not represent (i) net income in accordance with GAAP, and therefore should not be considered an alternative to net income, which remains the primary measure, as an indication of our performance, or (ii) cash generated from operating activities in accordance with GAAP, and therefore should not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity. In addition, FFO and Core FFO are not necessarily indicative of cash available to fund cash needs and may not be comparable to FFO and Core FFO as calculated by other REITs.

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders for the years ended December 31, 2024 and 2023 (dollars in thousands, except per share amounts).

	For the year ended December 31,
	2024	2023
Net income attributable to common stockholders	$1,081,994	$928,825
Depreciation - real estate assets, including joint venture adjustments	843,224	811,717
Distributions to noncontrolling interests	—	25
Gain on sale of previously depreciated real estate	(363,300)	(287,424)
Casualty loss and impairment on real estate	2,935	9,118
FFO attributable to common stockholders	$1,564,853	$1,462,261

Adjusting items:
Unconsolidated entity gains, net (1)	(33,137)	(4,161)
Joint venture promote (2)	—	(1,519)
Structured Investment Program loan reserve (3)	(1,057)	1,186
Loss on extinguishment of consolidated debt	—	150
Hedge accounting activity	61	566
Advocacy contributions	19,156	1,625
Executive transition compensation costs	304	1,244
Severance related costs	1,787	2,625
Expensed transaction, development and other pursuit costs, net of recoveries (4)	13,649	30,583
Other real estate activity	(753)	(174)
For-sale condominium imputed carry cost (5)	84	602
Legal settlements and costs (6)	3,002	457
Income tax expense (7)	445	10,153
Core FFO attributable to common stockholders	$1,568,394	$1,505,598

Weighted average common shares outstanding - diluted	142,458,604	141,643,788

Earnings per common share - diluted	$7.60	$6.56
FFO per common share - diluted	$10.98	$10.32
Core FFO per common share - diluted	$11.01	$10.63
_________________________________
(1)    Amounts consist primarily of net unrealized gains on technology investments.
(2) Amount is for recognition of our promoted interest in the U.S. Fund.
(3) Reflects changes to expected credit losses associated with our lending commitments primarily under the SIP. The timing and amount of actual losses that will be incurred, if any, is to be determined at the maturity of each respective lending agreement.
(4) Amounts for 2024 and 2023 include a write-off of $8,947 for one Development Right in Northern California and write-offs of $27,455 related to seven Development Rights in Northern and Southern California and the Mid-Atlantic, respectively, that we determined were no longer probable.
(5) Represents the imputed carry cost of for-sale residential condominiums at The Park Loggia. We compute this adjustment by multiplying the total capitalized cost of completed and unsold for-sale residential condominiums by our weighted average unsecured debt effective interest rate.
(6) Amount for 2024 includes legal costs associated with various antitrust litigation matters.
(7) Amount for 2023 is primarily for the recognition of taxes associated with The Park Loggia.

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

We had cash, cash equivalents and restricted cash of $267,076,000 at December 31, 2024, a decrease of $263,884,000 from $530,960,000 at December 31, 2023. The following discussion relates to changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities.

A presentation of GAAP based cash flow metrics is as follows (dollars in thousands):

	For the year ended December 31,
	2024	2023
Net cash provided by operating activities	$1,607,878	$1,560,029
Net cash used in investing activities	$(996,864)	$(928,955)
Net cash used in financing activities	$(874,898)	$(834,359)

•Net cash provided by operating activities increased primarily due to increases in NOI.

•Net cash used in investing activities was primarily due to (i) the investment of $951,101,000 in the development and redevelopment of communities, (ii) acquisition of six wholly-owned communities for $464,419,000 and (iii) capital expenditures of $198,026,000 for our wholly-owned communities and non-real estate assets. These amounts were partially offset by net proceeds from the disposition of eight wholly-owned communities.

•Net cash used in financing activities was primarily due to (i) payment of cash dividends in the amount of $961,914,000, and (ii) the repayment of the $300,000,000 fixed rate unsecured notes. These amounts were partially offset by the proceeds from the issuance of unsecured notes in the amount of $398,788,000.

Variable Rate Unsecured Credit Facility

The $2,250,000,000 Credit Facility matures in September 2026. The interest rate that would be applicable to borrowings under the Credit Facility is 5.19% at January 31, 2025 and is composed of (i) the Secured Overnight Financing Rate ("SOFR"), applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.805% per annum, which consists of a 0.10% SOFR adjustment plus 0.705% per annum, assuming a daily SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.63% to SOFR plus 1.38% based upon the rating of our unsecured senior notes. There is also an annual facility commitment fee of 0.12% of the borrowing capacity under the facility, which can vary from 0.095% to 0.295% based upon the rating of our unsecured senior notes. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases by meeting or missing targets related to environmental sustainability, specifically greenhouse gas emission reductions, with the adjustment determined annually. The annual determination under the sustainability-linked pricing component occurred in July 2024, maintaining reductions of approximately 0.02% to the interest rate margin and 0.005% to the commitment fee due to our achievement of sustainability targets.

The availability on the Credit Facility as of January 31, 2025 is as follows (dollars in thousands):

January 31, 2025

Credit Facility commitment	$2,250,000
Credit Facility outstanding	—
Commercial paper outstanding	(170,000)
Letters of credit outstanding (1)	(964)
Total Credit Facility available	$2,079,036
_____________________________________
(1)In addition, we had $47,592 outstanding in additional letters of credit unrelated to the Credit Facility as of January 31, 2025.

Commercial Paper Program

We have a Commercial Paper Program with the maximum aggregate face or principal amount outstanding at any one time not to exceed $500,000,000. Under the terms of the Commercial Paper Program, we may issue, from time to time, unsecured commercial paper notes with varying maturities of less than one year. The Commercial Paper Program is backstopped by our commitment to maintain available borrowing capacity under the Credit Facility in an amount equal to actual borrowings under the Commercial Paper Program. As of January 31, 2025, we had $170,000,000 outstanding under the Commercial Paper Program at a weighted average contractual interest rate of 4.55%.

Secured and Unsecured Borrowings— Financial Covenants and Early Repayment Provisions

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

We were in compliance with these covenants at December 31, 2024.

In addition, some of our secured and unsecured borrowings include yield maintenance, defeasance, or prepayment penalty provisions, which could result in us incurring an additional charge in the event of a full or partial prepayment of outstanding principal before the scheduled maturity. These provisions in our borrowings are generally consistent with other similar types of debt instruments issued during the same time period in which our borrowings were issued.

Continuous Equity Offering Program

Under our continuous equity program (the "CEP"), we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and our determinations of the appropriate funding sources. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, and to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During 2024 and through January 31, 2025, we entered into forward contracts under the CEP to sell 367,113 shares of common stock for approximate proceeds, net of fees, of $80,687,000, based on the gross weighted average price of $223.27 per share, with settlement of the forward contracts to occur on one or more dates not later than December 31, 2025. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for our dividends and a daily interest factor. As of January 31, 2025, we had $623,997,000 remaining authorized for issuance under this program, after consideration of the forward contracts.

Forward Equity Offering

In addition to the CEP, during the year ended December 31, 2024, we completed an underwritten public offering of 3,680,000 shares of our common stock at a discount to the closing price of $226.52 per share, net of offering fees, offered in connection with forward contracts entered into with certain financial institutions acting as forward purchasers. Assuming full physical settlement of the forward contracts, which we expect to occur no later than December 31, 2025, we will receive approximate proceeds, net of offering fees and discounts, of $808,606,000, based on the initial forward price. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for our dividends and a daily interest factor.

Stock Repurchase Program

We have a stock repurchase program under which we may acquire shares of our common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "Stock Repurchase Program"). Purchases of common stock under the Stock Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors including price, corporate and regulatory requirements and other corporate liquidity requirements and priorities. The Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the year ended December 31, 2024 through January 31, 2025, we had no repurchases of shares under this program. As of January 31, 2025, we had $314,237,000 remaining authorized for purchase under this program.

Interest Rate Swap Agreements

The following derivative activity occurred during the year ended December 31, 2024:

•In connection with the issuance of our $400,000,000 unsecured notes in May 2024 maturing in 2034, we terminated $250,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of unsecured notes, receiving $16,839,000 which will be recognized over the life of the unsecured notes as a reduction in the effective interest rate. Of the $250,000,000 forward interest rate swap agreements that terminated, $50,000,000 were entered into during 2024. The Company has deferred these gains in accumulated other comprehensive income on the accompanying Consolidated Balance Sheets, and is recognizing the impact as a component of interest expense, net, over the term of the respective hedged debt.

•In addition to the activity above, we entered into and had outstanding $100,000,000 of forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of our anticipated future debt issuance activity through December 31, 2025. We expect to cash settle the swaps and either pay or receive cash for the then current fair value. Assuming the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

Future Financing and Capital Needs—Debt Maturities and Material Obligations

One of our principal long-term liquidity needs is the repayment of long-term debt at maturity. For both our unsecured and secured notes, a portion of the principal of these notes may be repaid prior to maturity. Early retirement of our unsecured or secured notes could result in gains or losses on extinguishment. We may use capital from a variety of sources to repay debt at maturity, including proceeds received from the dispositions of our operating communities or other direct and indirect investments in real estate and cash from operations. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance or otherwise provide liquidity to satisfy the debt at maturity. This refinancing may be accomplished by uncollateralized private or public debt offerings, equity issuances, including through the settlement of the outstanding equity forwards, additional debt financing that is secured by mortgages on individual communities or groups of communities or borrowings under our Credit Facility or Commercial Paper Program. In addition, to the extent we have amounts outstanding under the Commercial Paper Program, we are obligated to repay the short-term indebtedness at maturity through either current cash on hand or by incurring other indebtedness, including by way of borrowing under our Credit Facility. Although we believe we will have the capacity to meet our currently anticipated liquidity needs, we cannot assure you that capital from additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

In May 2024, we issued $400,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for proceeds net of underwriting fees of approximately $396,188,000, before considering the impact of other offering costs. The notes mature in June 2034 and were issued at a 5.35% interest rate, resulting in a 5.05% effective rate including the impact of offering costs and hedging activity.

The following table details our consolidated debt obligations, including the effective interest rate and contractual maturity dates, and principal payments for periodic amortization and maturities for the next five years, excluding our Credit Facility and Commercial Paper Program and amounts outstanding related to communities classified as held for sale at December 31, 2024 and 2023 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest, other than as disclosed related to the AVA Arts District construction loan (see "Unconsolidated Operating Communities" for further discussion of the construction loan).

	Effective interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Debt				12/31/2023	12/31/2024	2025	2026	2027	2028	2029	Thereafter
Tax-exempt bonds

Variable rate
Avalon Acton	4.66%	Jul-2040	(3)	$45,000	$45,000	$—	$—	$—	$—	$—	$45,000
Avalon Clinton North	5.31%	Nov-2038	(3)	126,400	126,400	—	—	700	2,800	3,000	119,900
Avalon Clinton South	5.31%	Nov-2038	(3)	104,500	104,500	—	—	600	2,300	2,400	99,200
Avalon Midtown West	5.28%	May-2029	(3)	76,600	69,800	8,100	8,100	8,900	9,800	34,900	—
Avalon San Bruno I	5.20%	Dec-2037	(3)	57,650	55,250	2,200	2,600	2,700	2,900	3,100	41,750
				410,150	400,950	10,300	10,700	12,900	17,800	43,400	305,850
Conventional loans
Fixed rate
$300 million unsecured notes	—%	Nov-2024	(4)	300,000	—	—	—	—	—	—	—
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	525,000	—	—	—	—	—
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	300,000	—	—	—	—	—
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	475,000	—	—	—	—
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	300,000	—	—	—	—
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	400,000	—	—	—
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	450,000	—	—
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	—	450,000	—
$700 million unsecured notes	2.69%	Mar-2030		700,000	700,000	—	—	—	—	—	700,000
$600 million unsecured notes	2.65%	Jan-2031		600,000	600,000	—	—	—	—	—	600,000
$700 million unsecured notes	2.16%	Jan-2032		700,000	700,000	—	—	—	—	—	700,000
$400 million unsecured notes	2.03%	Dec-2028		400,000	400,000	—	—	—	400,000	—	—
$350 million unsecured notes	4.38%	Feb-2033		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	5.19%	Dec-2033		400,000	400,000	—	—	—	—	—	400,000
$400 million unsecured notes	5.05%	Jun-2034		—	400,000	—	—	—	—	—	400,000

	Effective interest rate (1)	Principal maturity date	Balance Outstanding (2)		Scheduled Maturities
Debt			12/31/2023	12/31/2024	2025	2026	2027	2028	2029	Thereafter

Avalon Walnut Creek	4.00%	Jul-2066	4,501	4,681	—	—	—	—	—	4,681
eaves Los Feliz	3.68%	Jun-2027	41,400	41,400	—	—	41,400	—	—	—
eaves Woodland Hills	3.67%	Jun-2027	111,500	111,500	—	—	111,500	—	—	—
Avalon Russett	3.77%	Jun-2027	32,200	32,200	—	—	32,200	—	—	—
Avalon San Bruno III	2.38%	Mar-2027	51,000	51,000	—	—	51,000	—	—	—
Avalon Cerritos	3.34%	Aug-2029	30,250	30,250	—	—	—	—	30,250	—
Avalon West Plano	5.97%	May-2029	63,041	62,448	1,065	1,111	1,159	1,202	57,911	—
			7,633,892	7,733,479	826,065	776,111	637,259	851,202	538,161	4,104,681

Total indebtedness - excluding Credit Facility and Commercial Paper			$8,044,042	$8,134,429	$836,365	$786,811	$650,159	$869,002	$581,561	$4,410,531
_________________________________
(1)Rates are as of December 31, 2024 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.
(2)Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $41,216 and $43,848 as of December 31, 2024 and 2023, respectively, deferred financing costs and debt discount associated with secured notes of $15,964 and $18,372 as of December 31, 2024 and 2023, respectively, as reflected on our Consolidated Balance Sheets included elsewhere in this report.
(3)Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.
(4)During 2024, we repaid this borrowing at par at its scheduled maturity date.

In addition to consolidated debt, we have scheduled contractual obligations associated with (i) ground leases for land underlying current operating or development communities and commercial and parking facilities and (ii) office leases for our corporate headquarters and regional offices of $16,433,000 for 2025, $16,843,000 for 2026 and $486,656,000 thereafter.

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

In 2025, we expect to continue to meet our liquidity needs from one or more of a variety of internal and external sources, which may include (i) settlement of our outstanding equity forward contracts, (ii) real estate dispositions, (iii) cash balances on hand as well as cash generated from our operating activities, (iv) borrowing capacity under the Credit Facility, (v) borrowings under the Commercial Paper Program and (vi) secured and unsecured debt financings. Additional sources of liquidity in 2025 may include the issuance of common and preferred equity, including the issuance of additional shares of our common stock under the CEP. Our ability to obtain additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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

Consolidated Investments

During the year ended December 31, 2024, we acquired the following communities (dollars in thousands). See Note 5, "Investments," of the Consolidated Financial Statements included elsewhere in this report for further discussion.

Community name	Location	Apartment homes	Purchase price
Avalon at Pier 121	Lewisville, TX	300	$62,100
Avalon Perimeter Park	Morrisville, NC	262	66,500
Avalon Cherry Hills	Englewood, CO	306	95,000
AVA Balboa Park	San Diego, CA	100	51,000
Avalon Townhomes at Bee Cave	Bee Cave, TX	126	49,000
Avalon Lowry	Denver, CO	347	136,500
Total acquisitions		1,441	$460,100

In 2025, the Company entered into agreements to acquire a total of eight apartment communities in the Company’s Texas expansion market. The communities contain a total of 2,701 apartment homes and will be acquired for an aggregate purchase price of $618,500,000. The consideration will take the form of cash and DownREIT units as described in Note 12, “Subsequent Events,” of the Consolidated Financial Statements included elsewhere in this report for further discussion.

During the year ended December 31, 2024, we sold eight wholly-owned communities containing an aggregate of 1,532 apartment homes (dollars in thousands). See Note 6, "Real Estate Disposition Activities," of the Consolidated Financial Statements included elsewhere in this report for further discussion.

Community name	Location	Period of sale	Apartment homes	Gross sales price	Gain on disposition	Commercial square feet
AVA Belltown	Seattle, WA	Q2 2024	100	$34,000	$22,673	1,000
AVA North Hollywood	Los Angeles, CA	Q2 2024	156	62,100	874	11,000
Avalon Hackensack at Riverside	Hackensack, NJ	Q2 2024	226	85,600	44,834	—
AVA Theater District	Boston, MA	Q3 2024	398	212,000	77,254	—
Avalon Darien	Darien, CT	Q3 2024	189	120,000	95,732	—
Avalon New Canaan	New Canaan, CT	Q4 2024	104	75,000	60,302	—
Avalon Berkeley	Berkeley, CA	Q4 2024	94	32,000	7,420	—
AVA Ballard	Seattle, WA	Q4 2024	265	105,500	54,119	12,000
Total asset sales			1,532	$726,200	$363,208	24,000

In January 2025, the Company sold Avalon Wilton on River Road, located in Wilton, CT, containing 102 apartment homes for $65,100,000. This sale marks the Company's exit from the Connecticut market.

Unconsolidated Operating Communities

During the year ended December 31, 2024, we had the following investments in and activity for our unconsolidated real estate and property technology and environmentally focused investments. See Note 5, "Investments," of the Consolidated Financial Statements included elsewhere in this report for further discussion.

•Arts District Joint Venture was formed to develop, own, and operate AVA Arts District, an apartment community located in Los Angeles, CA, which completed construction in 2024 and contains 475 apartment homes and 57,000 square feet of commercial space when completed. We have a 25% ownership interest in the venture. As of December 31, 2024, excluding costs incurred in excess of equity in the underlying net assets of the venture, we have an equity investment of $29,932,000 in the venture. The venture has drawn $155,968,000 of $167,147,000 maximum borrowing capacity of the construction loan as of December 31, 2024. While we guarantee 30% of the venture's construction loan, any amounts payable under the guarantee are obligations of the venture partners in proportion to their ownership interest.

•We invested $11,196,000 in various property technology and environmentally focused companies directly and indirectly through investment management funds during the year ended December 31, 2024. As of December 31, 2024, we have invested $58,122,000 and have $62,494,000 of remaining equity commitments to contribute to these investment management funds, with the timing and amount for these commitments to be fulfilled dependent on if, and when, investment opportunities are identified by the respective funds. During the year ended December 31, 2024, we recognized realized and unrealized gains of $33,137,000 related to these investments, included as a component of income from unconsolidated investments on the Consolidated Statements of Comprehensive Income.

Structured Investment Program

During the year ended December 31, 2024, we did not enter into any additional commitments under the SIP. As of January 31, 2025, we had funded $188,605,000 for seven outstanding commitments having an aggregate funding commitment of $191,585,000 under the SIP. As of January 31, 2025, our investment commitments had a weighted average rate of return of 11.5% and a weighted average initial maturity date of December 2026. See Note 5, "Investments," of the Consolidated Financial Statements included elsewhere in this report.

You should carefully review Part I, Item 1A. "Risk Factors" of this Form 10-K for a discussion of the risks associated with our investment activity.

Forward-Looking Statements

This Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company's forward-looking statements generally use the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "project," "plan," "may," "shall," "will," "pursue" and other similar expressions that indicate future events and trends and do not report historical matters. These statements, among other things, address the Company's intent, belief or expectations with respect to:

•development, redevelopment, acquisition or disposition of communities;
•the timing and cost of completion of communities under development or redevelopment;
•the timing of lease-up, occupancy and stabilization of communities;
•the pursuit of land for future development;
•the anticipated operating performance of our communities;
•cost, yield, revenue, NOI and earnings estimates;
•the impact of landlord-tenant laws and rent regulations, including rent caps;
•our expansion into new regions;
•our declaration or payment of dividends;
•our joint venture activities;
•our policies regarding investments, indebtedness, acquisitions, dispositions, financings and other matters;
•our qualification as a REIT under the Code;
•the real estate markets in regions where we operate and in general;
•the availability of debt and equity financing;
•interest rates;
•inflation, tariffs and other economic conditions, and their potential impacts;
•trends affecting our financial condition or results of operations;
•regulatory changes that may affect us; and
•the impact of legal proceedings.

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the outcomes of the matters discussed. We do not undertake a duty to update these forward-looking statements, and therefore they may not represent our estimates and assumptions after the date of this report. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Part I, Item 1A. "Risk Factors" in this Form 10-K for further discussion of risks associated with forward-looking statements.

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
•construction costs of a community may exceed original estimates;
•we may not complete construction and lease-up of communities under development or redevelopment on schedule, resulting in increased interest costs and construction costs and a decrease in expected rental revenues;
•occupancy rates and market rents may be adversely affected by competition and local economic and market conditions which are beyond our control;
•our cash flows from operations and access to cost-effective capital may be insufficient for the development of our pipeline, which could limit our pursuit of opportunities;
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

•we may experience a casualty loss, natural disaster or severe weather event, including those caused by climate change;
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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider critical to an understanding of our financial condition and operating results that may require complex or significant judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies," of our Consolidated Financial Statements.
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

During the development and redevelopment efforts we capitalize all direct costs and indirect costs which have been incurred as a result of the development and redevelopment activities. These costs include interest and related loan fees, property taxes as well as other direct and indirect costs. Interest is capitalized for any project-specific financing, as well as for general corporate financing to the extent of our aggregate investment in the projects. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts, are also capitalized. Capitalized indirect costs associated with our development and redevelopment activities are comprised primarily of compensation related costs for associates dedicated to our development and redevelopment efforts and total $50,343,000 and $50,996,000 for 2024 and 2023, respectively. The estimation of the direct and indirect costs to capitalize as part of our development and redevelopment activities requires judgment and, as such, we believe cost capitalization to be a critical accounting estimate.

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

Due to the subjectivity in determining whether a pursuit will result in the development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. As of December 31, 2024, capitalized pursuit costs associated with Development Rights totaled $43,675,000.

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

We expense costs related to abandoned pursuits, which include the abandonment of Development Rights and costs related to development pursuits not yet considered probable for development, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, of which we expensed $18,341,000, $33,479,000 and $16,565,000 of these costs during the years ended December 31, 2024, 2023 and 2022, respectively. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Consolidated Statements of Comprehensive Income. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.

Our focus on value creation through real estate development presents an impairment risk in the event of a future deterioration of the real estate and/or capital markets or a decision by us to reduce or cease development. We cannot predict the occurrence of future events that may cause an impairment assessment to be performed, or the likelihood of any future impairment charges, if any. You should also review Item 1A. "Risk Factors" in this Form 10-K.

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

We currently use interest rate protection agreements in the form of interest rate cap agreements for our risk management objectives, as well as for compliance with the requirements of certain lenders, and not for trading or speculative purposes. In addition, we may use interest rate swap agreements for our risk management objectives. During the year ended December 31, 2024, in connection with the issuance of our $400,000,000 unsecured notes in May 2024 maturing in 2034, we terminated $250,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of unsecured notes, receiving payments of $16,839,000 which will be recognized over the life of the unsecured notes as a reduction in the effective interest rate.
In addition, we have interest rate caps that serve to effectively limit the amount of interest rate expense we would incur on our outstanding floating rate borrowings. Further discussion of the financial instruments impacted and our exposure is presented below.

As of December 31, 2024 and 2023, we had $400,950,000 and $410,150,000, respectively, in variable rate debt outstanding, with no amounts outstanding under our Credit Facility or Commercial Paper Program. If interest rates on the variable rate debt had been 100 basis points higher throughout 2024 and 2023, our annual interest incurred would have increased by approximately $4,102,000 and $5,428,000, respectively, based on balances outstanding during the applicable years.

Because the counterparties providing the interest rate cap and swap agreements are major financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group or equivalent, we do not believe there is exposure at this time to a default by a counterparty provider.

In addition, changes in interest rates affect the fair value of our fixed rate debt, computed using quoted market prices for our unsecured notes or a discounted cash flow model for our secured notes, considering our current market yields, which impacts the fair value of our aggregate indebtedness. As of December 31, 2024, we had outstanding debt of $8,134,429,000 with an estimated aggregate fair value of $7,456,236,000 at December 31, 2024. Contractual fixed rate debt represented $7,104,942,000 of the fair value at December 31, 2024. If interest rates had been 100 basis points higher as of December 31, 2024, the fair value of this fixed rate debt would have decreased by approximately $403,558,000.

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

(b)Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Framework (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

(c)There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

During the three months ended December 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 pertaining to directors and executive officers of the Company and the Company's Code of Conduct and insider trading policies and procedures is incorporated herein by reference to the Company's Proxy Statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 21, 2025.

The Company has insider trading policies and procedures (the "Insider Trading Policy") that govern the purchase, sale and other dispositions of its securities by directors, officers, and employees, as well as by the Company itself. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 pertaining to executive compensation is incorporated herein by reference to the Company's Proxy Statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 21, 2025.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 pertaining to security ownership of management and certain beneficial owners of the Company's common stock is incorporated herein by reference to the Company's Proxy Statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 21, 2025, to the extent not set forth below.

The Company maintains the Second Amended and Restated 2009 Equity Incentive Plan (the "Plan") and the 1996 Non-Qualified Employee Stock Purchase Plan (the "ESPP"), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.

The following table gives information about equity awards under the Plan and the ESPP as of December 31, 2024:

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	854,951	(2)	$181.84	(3)	4,957,465
Equity compensation plans not approved by security holders (4)	—		N/A		550,002
Total	854,951		$181.84	(3)	5,507,467
_________________________________
(1)     Consists of the Plan.
(2)     Includes 83,843 deferred restricted stock units granted under the Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis. Also includes the maximum number of shares that may be issued upon settlement of outstanding Performance Awards awarded to officers and maturing on December 31, 2024, 2025 and 2026. Does not include 182,382 shares of restricted stock that are outstanding and that are already reflected in the Company's outstanding shares.
(3)     Excludes performance awards and deferred units granted under the Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis.
(4)     Consists of the ESPP.

The ESPP, which was adopted by the Board of Directors on October 29, 1996, has not been approved by our shareholders. A further description of the ESPP appears in Note 9, "Stock-Based Compensation Plans," of the Consolidated Financial Statements set forth in Item 8 of this report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 pertaining to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 21, 2025.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 pertaining to the fees paid to and services provided by the Company's principal accountant is incorporated herein by reference to the Company's Proxy Statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 21, 2025. Our independent public accounting firm is Ernst & Young LLP, Tysons, Virginia, PCAOB Auditor ID 42.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements

Index to Financial Statements

Consolidated Financial Statements and Financial Statement Schedule:

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2024 and 2023	F-4

Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022	F-5

Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	F-7

Notes to Consolidated Financial Statements	F-10

15(a)(2) Financial Statement Schedule

Schedule III—Real Estate and Accumulated Depreciation	F-39

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

4.9	—
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

4.11	—
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Incorporated by reference to Exhibit 4.10 to Form 10-K of the Company filed February 23, 2024.)

4.12	—	Form of 2.050% Senior Notes due 2032 (Incorporated by reference to Exhibit 4.4 to Form 8-K of the Company filed September 15, 2021.)
4.13	—	Form of 1.900% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.4 to Form 8-K of the Company filed November 18, 2021.)
4.14	—	Form of 5.000% Senior Notes due 2033 (Incorporated by reference to Exhibit 4.4 to Form 8-K of the Company filed December 7, 2022.)
4.15	—	Form of 5.300% Senior Notes due 2033 (Incorporated by reference to Exhibit 4.4 to Form 8-K of the Company filed December 7, 2023.)
10.1+	—
AvalonBay Communities, Inc. Second Amended and Restated 2009 Equity Incentive Plan, as restated to reflect the First Amendment, Second Amendment, Third Amendment and Fourth Amendment thereto. (Incorporated by reference to Exhibit 10.1 to Form 10-K of the Company filed February 24, 2023.)

10.2+	—	Form of Stock Grant and Restricted Stock Agreement for use with officers and associates. (Filed herewith.)
10.3+	—	Form of Incentive Stock Option/Non-Qualified Stock Option Agreement for use with officers and associates. (Filed herewith.)
10.4+	—	2024 Amended and Restated Directors Deferred Compensation Program. (Incorporated by reference to Exhibit 10.4 to Form 10-K of the Company filed February 23, 2024.)
10.5+	—	Form of Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.5 to Form 8-K of the Company filed February 22, 2018.)
10.6+	—	Form of Director Restricted Unit Agreement (deferred stock award) (2018). (Incorporated by reference to Exhibit 10.6 of Form 8-K of the Company filed February 22, 2018.)
10.7+	—	Form of Director Restricted Stock Unit Agreement (2024). (Incorporated by reference to Exhibit 10.7 to Form 10-K of the Company filed February 23, 2024.)
10.8+	—
Form of Agreement for Grant of Performance-Based Restricted Stock Units with attached Award Terms (subject to changes in the following: weightings; target, threshold and maximum levels of achievement; and metrics used). (Incorporated by reference to Exhibit 10.7 to Form 10-K of the Company filed February 24, 2023.)

10.9+	—	Form of Indemnification Agreement between the Company and its Directors. (Filed herewith.)
10.10+	—	The Company's Officer Severance Plan, as amended and restated on February 25, 2021. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed May 5, 2021.)
10.11	—
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

19.1	—	AvalonBay Communities, Inc. Insider Trading Policy. (Filed herewith.)
21.1	—	Schedule of Subsidiaries of the Company. (Filed herewith.)
23.1	—	Consent of Ernst & Young LLP. (Filed herewith.)
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)
32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)
97	—	AvalonBay Communities, Inc. Compensation Recovery Policy. (Incorporated by reference to Exhibit 97 to Form 10-K of the Company filed February 23, 2024.)
101	—
Financial materials from AvalonBay Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) including: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements. (Filed herewith.)

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

AvalonBay Communities, Inc.
Date: February 27, 2025	By:	/s/ BENJAMIN W. SCHALL
Benjamin W. Schall, Director, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2025	By:	/s/ BENJAMIN W. SCHALL
Benjamin W. Schall, Director, Chief Executive Officer and President (Principal Executive Officer)
Date: February 27, 2025	By:	/s/ KEVIN P. O’SHEA
Kevin P. O’Shea, Chief Financial Officer (Principal Financial Officer)
Date: February 27, 2025	By:	/s/ KERI A. SHEA
Sean T. Willson, Senior Vice President - Corporate Controller (Principal Accounting Officer)
Date: February 27, 2025	By:	/s/ GLYN F. AEPPEL
Glyn F. Aeppel, Director
Date: February 27, 2025	By:	/s/ TERRY S. BROWN
Terry S. Brown, Director
Date: February 27, 2025	By:	/s/ RONALD L. HAVNER, JR.
Ronald L. Havner, Jr., Director
Date: February 27, 2025	By:	/s/ STEPHEN P. HILLS
Stephen P. Hills, Director
Date: February 27, 2025	By:	/s/ CHRISTOPHER B. HOWARD
Christopher B. Howard, Director
Date: February 27, 2025	By:	/s/ RICHARD J. LIEB
Richard J. Lieb, Director
Date: February 27, 2025	By:	/s/ NNENNA LYNCH
Nnenna Lynch, Director
Date: February 27, 2025	By:	/s/ CHARLES E. MUELLER, JR.
Charles E. Mueller, Jr., Director
Date: February 27, 2025	By:	/s/ TIMOTHY J. NAUGHTON
Timothy J. Naughton, Director (Chairman of the Board of Directors)
Date: February 27, 2025	By:	/s/ SUSAN SWANEZY
Susan Swanezy, Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AvalonBay Communities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Valuation of Deferred Development Costs and Land Held for Development
Description of the Matter	As of December 31, 2024, the Company’s deferred development costs and land held for development totaled $43.7 million and $151.9 million, respectively, collectively “Development Rights”. As discussed in Footnote 1 of the consolidated financial statements, the Company capitalizes costs associated with its development activities to the basis of land held when future development is probable, or if the Company has either not yet acquired the land or if the project is subject to a leasehold interest, the costs are capitalized as deferred development costs. Future development is dependent upon various factors, including zoning and regulatory approvals, rental market conditions, construction costs and the availability of capital.

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
February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AvalonBay Communities, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AvalonBay Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia
February 27, 2025

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2024	December 31, 2023
ASSETS
Real estate:
Land and improvements	$4,888,146	$4,720,331
Buildings and improvements	20,454,276	19,438,195
Furniture, fixtures and equipment	1,387,506	1,238,330
	26,729,928	25,396,856
Less accumulated depreciation	(8,164,411)	(7,521,962)
Net operating real estate	18,565,517	17,874,894
Construction in progress, including land	1,042,673	1,268,915
Land held for development	151,922	199,062
Real estate assets held for sale, net	6,950	—
Total real estate, net	19,767,062	19,342,871

Cash and cash equivalents	108,576	397,890
Restricted cash	158,500	133,070
Unconsolidated investments	227,320	220,145
Deferred development costs	43,675	53,122
Prepaid expenses and other assets	540,950	396,442
Right of use lease assets	154,654	134,674
Total assets	$21,000,737	$20,678,214

LIABILITIES AND EQUITY
Unsecured notes, net	$7,358,784	$7,256,152
Variable rate unsecured credit facility and commercial paper, net	—	—
Mortgage notes payable, net	718,465	725,670
Dividends payable	244,967	238,072
Payables for construction	85,954	87,703
Accrued expenses and other liabilities	356,987	310,868
Lease liabilities	173,282	153,232
Accrued interest payable	58,377	57,911
Resident security deposits	62,829	63,815
Total liabilities	9,059,645	8,893,423

Commitments and contingencies

Redeemable noncontrolling interests	—	1,473

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at December 31, 2024 and December 31, 2023; zero shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at December 31, 2024 and December 31, 2023; 142,254,022 and 142,025,456 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1,422	1,420
Additional paid-in capital	11,314,116	11,287,626
Accumulated earnings less dividends	591,250	478,156
Accumulated other comprehensive income	34,304	16,116
Total equity	11,941,092	11,783,318
Total liabilities and equity	$21,000,737	$20,678,214

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended December 31,
	2024	2023	2022
Revenue:
Rental and other income	$2,906,676	$2,760,187	$2,587,113
Management, development and other fees	7,081	7,722	6,333
Total revenue	2,913,757	2,767,909	2,593,446

Expenses:
Operating expenses, excluding property taxes	745,846	681,338	630,154
Property taxes	327,611	306,794	288,960
Expensed transaction, development and other pursuit costs, net of recoveries	18,341	33,479	16,565
Interest expense, net	226,589	205,992	230,074
Loss on extinguishment of debt, net	—	150	1,646
Depreciation expense	846,853	816,965	814,978
General and administrative expense	77,697	76,534	74,064
Casualty and impairment loss	2,935	9,118	—
Total expenses	2,245,872	2,130,370	2,056,441

Income from unconsolidated investments	50,682	13,454	53,394
Gain on sale of communities	363,300	287,424	555,558
Other real estate activity	753	174	5,127

Income before income taxes	1,082,620	938,591	1,151,084
Income tax expense	(445)	(10,153)	(14,646)

Net income	1,082,175	928,438	1,136,438
Net (income) loss attributable to noncontrolling interests	(181)	387	337

Net income attributable to common stockholders	$1,081,994	$928,825	$1,136,775

Other comprehensive income:
Gain on cash flow hedges	18,659	13,332	23,647
Cash flow hedge (gains) losses reclassified to earnings	(471)	1,360	3,883
Comprehensive income	$1,100,182	$943,517	$1,164,305

Earnings per common share - basic:
Net income attributable to common stockholders	$7.61	$6.56	$8.13

Earnings per common share - diluted:
Net income attributable to common stockholders	$7.60	$6.56	$8.12

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

	Shares issued				Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive (loss) income
	Preferred stock	Common stock	Preferred stock	Common stock				Total equity
Balance at December 31, 2021	—	139,751,926	$—	$1,398	$10,716,980	$240,821	$(26,106)	$10,933,093
Net income attributable to common stockholders	—	—	—	—	—	1,136,775	—	1,136,775
Gain on cash flow hedges, net	—	—	—	—	—	—	23,647	23,647
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	3,883	3,883
Noncontrolling interest activity	—	—	—	—	(489)	(105)	—	(594)
Dividends declared to common stockholders ($6.36 per share)	—	—	—	—	—	(890,809)	—	(890,809)
Issuance of common stock, net of withholdings	—	164,938	—	2	4,577	(1,461)	—	3,118
Stock-based compensation expense	—	—	—	—	44,440	—	—	44,440
Balance at December 31, 2022	—	139,916,864	—	1,400	10,765,508	485,221	1,424	11,253,553
Net income attributable to common stockholders	—	—	—	—	—	928,825	—	928,825
Gain on cash flow hedges, net	—	—	—	—	—	—	13,332	13,332
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	1,360	1,360
Noncontrolling interest activity	—	—	—	—	—	(1,217)	—	(1,217)
Dividends declared to common stockholders ($6.60 per share)	—	—	—	—	—	(935,305)	—	(935,305)
Issuance of common stock, net of withholdings	—	2,120,392	—	20	485,029	1,635	—	486,684
Repurchase of common stock, including repurchase costs	—	(11,800)	—	—	(908)	(1,003)	—	(1,911)
Stock-based compensation expense	—	—	—	—	37,997	—	—	37,997
Balance at December 31, 2023	—	142,025,456	—	1,420	11,287,626	478,156	16,116	11,783,318
Net income attributable to common stockholders	—	—	—	—	—	1,081,994	—	1,081,994
Gain on cash flow hedges, net	—	—	—	—	—	—	18,659	18,659
Cash flow hedge gains reclassified to earnings	—	—	—	—	—	—	(471)	(471)
Noncontrolling interest activity	—	—	—	—	(77)	—	—	(77)
Dividends declared to common stockholders ($6.80 per share)	—	—	—	—	—	(969,345)	—	(969,345)
Issuance of common stock, net of withholdings	—	228,566	—	2	(9,875)	445	—	(9,428)
Stock-based compensation expense	—	—	—	—	36,442	—	—	36,442
Balance at December 31, 2024	—	142,254,022	$—	$1,422	$11,314,116	$591,250	$34,304	$11,941,092

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$1,082,175	$928,438	$1,136,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	846,853	816,965	814,978
Amortization of deferred financing costs and debt discount	13,280	12,732	11,218
Loss on extinguishment of debt, net	—	150	1,646
Amortization of stock-based compensation	25,373	27,142	33,864
Equity in (income) loss of, and return on, unconsolidated investments and noncontrolling interests, net of eliminations	(21,693)	5,332	5,255
Casualty and impairment loss	1,415	4,622	—
Expensed transaction, development and other pursuit costs, net of recoveries	18,341	33,479	5,599
Cash flow hedge (gains) losses reclassified to earnings	(471)	1,360	3,883
Gain on sale of real estate assets	(364,159)	(287,987)	(600,958)
(Decrease) increase in prepaid expenses and other assets	(31,158)	5,777	(7,167)
Increase in accrued expenses, other liabilities, accrued interest payable and resident security deposits	37,922	12,019	17,176
Net cash provided by operating activities	1,607,878	1,560,029	1,421,932

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(951,101)	(901,847)	(921,203)
Acquisition of real estate assets	(464,419)	(215,889)	(536,838)
Capital expenditures - existing real estate assets	(193,348)	(178,312)	(160,313)
Capital expenditures - non-real estate assets	(4,678)	(18,962)	(14,392)
(Decrease) increase in payables for construction	(1,749)	14,901	9,080
Proceeds from sale of real estate and for-sale condominiums, net of selling costs	711,279	467,096	1,051,383
Note receivable lending	(90,088)	(82,802)	(29,352)
Note receivable payments	237	253	4,021
Distributions from unconsolidated entities and investment sale proceeds	11,178	5,468	51,464
Unconsolidated investments	(14,175)	(18,861)	(14,269)
Net cash used in investing activities	(996,864)	(928,955)	(560,419)

Cash flows from financing activities:
Issuance of common stock, net	10,535	496,706	20,020
Repurchase of common stock, net	—	(1,911)	—
Dividends paid	(961,914)	(922,657)	(889,607)
Repayments of mortgage notes payable, including prepayment penalties	(9,793)	(47,000)	(43,332)
Issuance of unsecured notes	398,788	399,756	348,565
Repayment of unsecured notes	(300,000)	(750,000)	(100,000)
Payment of deferred financing costs	(3,763)	(3,964)	(14,301)
Receipt for termination of forward interest rate swaps	16,839	8,331	26,869
Payments related to tax withholding for share-based compensation	(16,883)	(10,639)	(16,989)
Noncontrolling interests and joint venture transactions	(8,707)	(2,981)	(2,281)
Net cash used in financing activities	(874,898)	(834,359)	(671,056)

Net (decrease) increase in cash, cash equivalents and restricted cash	(263,884)	(203,285)	190,457

Cash, cash equivalents and restricted cash, beginning of year	530,960	734,245	543,788
Cash, cash equivalents and restricted cash, end of year	$267,076	$530,960	$734,245

Cash paid during the year for interest, net of amount capitalized	$213,253	$187,523	$212,241
See accompanying notes to Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported with the Consolidated Statements of Cash Flows (dollars in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$108,576	$397,890	$613,189
Restricted cash	158,500	133,070	121,056
Cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows	$267,076	$530,960	$734,245

Supplemental disclosures of non-cash investing and financing activities:

During the year ended December 31, 2024:

•As described in Note 4, "Equity," the Company issued 250,806 shares of common stock as part of the Company's stock-based compensation plans, of which 146,725 shares related to the conversion of performance awards to shares of common stock, and the remaining 104,081 shares valued at $18,020,000 were issued in connection with new stock grants; 12,290 shares valued at $1,972,000 were issued in conjunction with the conversion of deferred stock awards; 3,533 shares valued at $690,000 were issued through the Company’s dividend reinvestment plan; 94,288 shares valued at $16,892,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 4,408 restricted shares with an aggregate value of $801,000 were forfeited.

•Common stock dividends declared but not paid totaled $243,479,000.

•The Company recorded (i) an increase to prepaid expenses and other assets of $18,659,000 and a corresponding adjustment to accumulated other comprehensive income; and (ii) reclassified $471,000 of cash flow hedge gains from other comprehensive income to interest expense, net, to record the impact of the Company's derivative and hedging activity.

•The Company recorded $25,719,000 of lease liabilities and offsetting right of use lease assets related to the execution of one new ground lease for a development right.

During the year ended December 31, 2023:

•The Company issued 153,162 shares of common stock as part of the Company's stock based compensation plans, of which 60,016 shares related to the conversion of performance awards to shares of common stock, and the remaining 93,146 shares valued at $16,552,000 were issued in connection with new stock grants; 3,454 shares valued at $619,000 were issued through the Company’s dividend reinvestment plan; 62,937 shares valued at $10,639,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 2,119 restricted shares with an aggregate value of $413,000 were forfeited.

•Common stock dividends declared but not paid totaled $236,133,000.

•The Company recorded (i) an increase to prepaid expenses and other assets of $13,332,000 and a corresponding adjustment to accumulated other comprehensive income; and (ii) reclassified $1,360,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company's derivative and hedging activity.

•The Company assumed a $63,041,000 fixed rate mortgage loan in conjunction with the acquisition of Avalon West Plano.

During the year ended December 31, 2022:

•The Company issued 140,528 shares of common stock as part of the Company's stock based compensation plans, of which 54,053 shares related to the conversion of performance awards to common stock, and the remaining 86,475 shares valued at $20,056,000 were issued in connection with new stock grants; 2,810 shares valued at $593,000 were issued through the Company’s dividend reinvestment plan; 72,783 shares valued at $16,989,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 3,701 restricted shares with an aggregate value of $791,000 were forfeited.

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

At December 31, 2024, the Company owned or held a direct or indirect ownership interest in 306 apartment communities containing 93,518 apartment homes in 12 states and the District of Columbia, of which 17 communities were under construction. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 28 communities that, if developed as expected, will contain an estimated 8,801 apartment homes (unaudited).

Capitalized terms used without definition have meanings provided elsewhere in this Form 10-K.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, certain joint venture partnerships, and any variable interest entities that qualify for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company accounts for joint venture entities and subsidiary partnerships in accordance with the consolidation guidance. The Company determines first whether to follow the variable interest entity ("VIE") or the voting interest entity ("VOE") model for each joint venture entity. The Company then evaluates whether it should consolidate the venture. Under the VIE model, the Company consolidates an investment when it has control to direct the activities of the venture and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company's maximum exposure for its VIEs is limited to its investments in the respective VIEs and its portion of any loan guarantee. Under the VOE model, the Company consolidates an investment when (i) it controls the investment through ownership of a majority voting interest if the investment is not a limited partnership or (ii) it controls the investment through its ability to remove the other partners in the investment, at its discretion, when the investment is a limited partnership.

The Company generally uses the equity method of accounting or net asset value ("NAV") for its unconsolidated investments, including when the Company holds a noncontrolling limited partner interest in a joint venture. Any investment in excess of the Company's cost basis at acquisition or formation of an equity method venture, will be recorded as a component of the Company's investment in the joint venture and recognized over the life of the underlying fixed assets of the venture as a reduction to its equity in income from the venture. Investments in which the Company has little or no influence are accounted for using the measurement alternative with the carrying amount of the investment adjusted to fair value when there is an observable transaction indicating a change in fair value.

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

The Company accounts for real estate acquisitions as either an asset acquisition or a business combination. Under either model, the Company identifies and determines the fair value of any assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. The Company generally views acquisitions of operating communities as asset acquisitions, which results in the capitalization of acquisition costs and the allocation of purchase price to the assets acquired and liabilities assumed, based on the relative fair value of the respective assets and liabilities.

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

Taxable income from activities performed through taxable REIT subsidiaries ("TRS") is subject to federal, state and local income taxes. The Company recognized income tax expense of $445,000, $10,153,000 and $14,646,000 in 2024, 2023 and 2022, respectively, with amounts in 2023 and 2022 primarily due to dispositions at The Park Loggia. As of December 31, 2024 and 2023, the Company did not have any unrecognized tax positions. The Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2021 through 2023.

The following summarizes the tax components of the Company's common dividends declared for the years ended December 31, 2024, 2023 and 2022 (unaudited):

	2024	2023	2022
Ordinary income	90%	83%	82%
20% capital gain	4%	11%	15%
Unrecaptured §1250 gain	6%	6%	3%
Total	100%	100%	100%

Deferred Financing Costs

Deferred financing costs include expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the loan term or the related credit enhancement facility, if applicable. Unamortized financing costs are charged to earnings when debt is retired before the maturity date. Accumulated amortization of deferred financing costs for unsecured notes was $34,074,000 and $34,494,000 as of December 31, 2024 and 2023, respectively, and related to mortgage notes payable was $2,482,000 and $2,262,000 as of December 31, 2024 and 2023, respectively. Deferred financing costs, except for costs associated with line-of-credit arrangements, are presented as a direct deduction from the related debt liability. Accumulated amortization of deferred financing costs for the Company's Credit Facility was $7,345,000 and $4,081,000 as of December 31, 2024 and 2023, respectively, and deferred financing costs net of accumulated amortization was included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

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

	For the year ended December 31,
	2024	2023	2022
Basic and diluted shares outstanding
Weighted average common shares—basic	142,000,934	141,307,186	139,634,294
Weighted average DownREIT units outstanding	—	3,503	7,500
Effect of dilutive securities	457,670	333,099	333,293
Weighted average common shares—diluted	142,458,604	141,643,788	139,975,087

Calculation of Earnings per Common Share—basic
Net income attributable to common stockholders	$1,081,994	$928,825	$1,136,775
Net income allocated to unvested restricted shares	(2,069)	(1,663)	(2,091)
Net income attributable to common stockholders—basic	$1,079,925	$927,162	$1,134,684

Weighted average common shares—basic	142,000,934	141,307,186	139,634,294

Earnings per common share—basic	$7.61	$6.56	$8.13

Calculation of Earnings per Common Share—diluted
Net income attributable to common stockholders	$1,081,994	$928,825	$1,136,775
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	—	25	48
Net income attributable to common stockholders—diluted	$1,081,994	$928,850	$1,136,823

Weighted average common shares—diluted	142,458,604	141,643,788	139,975,087

Earnings per common share—diluted	$7.60	$6.56	$8.12

Certain options to purchase shares of common stock in the amounts of 9,793, 303,784 and 291,881 were outstanding as of December 31, 2024, 2023 and 2022, respectively, but were not included in the computation of diluted earnings per common share because such options were anti-dilutive for the period.

Expensed Transaction, Development and Other Pursuit Costs

The Company capitalizes costs associated with its development activities to the basis of land held when future development is probable, or if the Company has either not yet acquired the land or if the project is subject to a leasehold interest, the costs are capitalized as deferred development costs ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the Company determines a Development Right is no longer probable, the Company recognizes any necessary expense to write down its basis in the Development Right. The Company expensed costs related to development pursuits not yet considered probable for development and the abandonment of Development Rights, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $18,341,000, $33,479,000 and $16,565,000 during the years ended December 31, 2024, 2023 and 2022, respectively. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Consolidated Statements of Comprehensive Income. The amount for 2024 includes a write-off of $8,947,000 related to one Development Right in Northern California that the Company determined was no longer probable. The amount for 2023 includes write-offs of $27,455,000 related to seven Development Rights that the Company determined were no longer probable. The amount for 2022 includes write-offs of $10,073,000 related to three Development Rights that the Company determined were no longer probable. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Casualty and Impairment of Long-Lived Assets

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2024, 2023 and 2022, the Company did not recognize any material impairment losses. During the years ended December 31, 2024 and 2023, the Company recognized a charge of $2,935,000 and $9,118,000, respectively, for the property and casualty damage to certain of the Company's communities, reported as casualty and impairment loss on the accompanying Consolidated Statements of Comprehensive Income. The charges for the year ended December 31, 2024, related to flooding and water damage at communities in California from extensive rainfall and a fire at a community in New Jersey. The charges for the year ended December 31, 2023, related to damage to certain communities in the Northeast and California regions from severe weather.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. For the years ended December 31, 2024, 2023 and 2022, the Company did not recognize any impairment charges on its investment in land.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both whether the carrying value of the investment exceeds the fair value, and the Company’s intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. The Company did not recognize any other than temporary impairment losses during the years ended December 31, 2024, 2023 or 2022.

Assets Held for Sale and Discontinued Operations

The Company presents the assets and liabilities of any communities which have been sold, or otherwise qualify as held for sale, separately in the accompanying Consolidated Balance Sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the accompanying Consolidated Statements of Comprehensive Income. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Upon the classification of an asset as held for sale, no further depreciation is recorded. Disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) are presented as discontinued operations, and for those assets qualifying for classification as discontinued operations, the specific components of net income presented as discontinued operations include net operating income, depreciation expense and interest expense, net. For periods prior to the asset qualifying for discontinued operations, the Company reclassifies the results of operations to discontinued operations. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale will be presented as discontinued operations when recognized. A change in presentation for held for sale or discontinued operations has no impact on the Company's financial condition or results of operations. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Consolidated Statements of Cash Flows. The Company had one real estate asset that qualified as held for sale at December 31, 2024.

Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, "Hedging Derivatives") for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into Hedging Derivatives for trading or other speculative purposes. The Company assesses the effectiveness of qualifying cash flow and fair value hedges, both at inception and on an ongoing basis. The fair values of Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair values of Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of interest expense, net. For the Hedging Derivatives that qualify as effective cash flow hedges, the Company records the cumulative changes in the Hedging Derivatives' fair value in accumulated other comprehensive income. Amounts recorded in accumulated other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The effective portion of the change in fair value of the Hedging Derivatives that qualify as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding hedged item. Receipts or payments associated with the gains and losses on the Company’s cash flow hedges are presented as a component of cash flows from financing activities in the period the hedges are terminated and the payments for the Company’s derivatives that are not qualifying for hedging relationships are presented as a component of cash flows from operating activities. See Note 11, "Fair Value," for further discussion of derivative financial instruments.

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

Reclassifications

Certain reclassifications have been made to amounts in prior years' financial statements and notes to the financial statements to conform to current year presentations as a result of changes in held for sale classification, disposition activity and segment classification. In addition, there was a reclassification of software development costs from Furniture, fixtures and equipment to Prepaid expenses and other assets on the Consolidated Balance Sheet during the current year.

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

Revenue and Gain Recognition

The Company recognizes revenue for the transfer of goods and services to customers for consideration that the Company expects to receive. The majority of the Company’s revenue is derived from residential and commercial rental and other lease income, which are accounted for as discussed above, under "Leases". The Company's revenue streams that are not accounted for as residential and commercial rental and other lease income include:

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

•Gains or losses on sales of real estate - The Company accounts for the sale of real estate and any related gain recognition in accordance with the accounting guidance applicable to sales of real estate, which establishes standards for recognition of profit on all real estate sales transactions. The Company recognizes the sale, and associated gain or loss from the disposition when the criteria for the sale of an asset have been met, which include when (i) a contract exists and (ii) the buyer obtained control of the nonfinancial asset that was sold.

The following table details the Company’s revenue disaggregated by reportable operating segment, further discussed in Note 8, "Segment Reporting," for the years ended December 31, 2024, 2023 and 2022. The segments are classified based on the individual community's status at December 31, 2024 for the years ended December 31, 2024 and 2023, and at December 31, 2023 for the year ended December 31, 2022. Segment information for total revenue excludes real estate assets that were sold from January 1, 2022 through December 31, 2024, or otherwise qualify as held for sale as of December 31, 2024, as described in Note 6, "Real Estate Disposition Activities." (dollars in thousands):

	Same Store	Other Stabilized Communities	Development/ Redevelopment Communities	Non- allocated (1)	Total
For the year ended December 31, 2024
Management, development and other fees and other ancillary items	$—	$—	$—	$7,081	$7,081
Non-lease related revenue (2)	10,769	5,571	485	—	16,825
Total non-lease revenue	10,769	5,571	485	7,081	23,906

Lease income (3)	2,669,423	112,987	65,399	—	2,847,809

Total revenue	$2,680,192	$118,558	$65,884	$7,081	$2,871,715

For the year ended December 31, 2023
Management, development and other fees and other ancillary items	$—	$—	$—	$7,722	$7,722
Non-lease related revenue (2)	12,752	4,697	128	—	17,577
Total non-lease revenue	12,752	4,697	128	7,722	25,299

Lease income (3)	2,578,264	73,628	6,042	—	2,657,934

Total revenue	$2,591,016	$78,325	$6,170	$7,722	$2,683,233

For the year ended December 31, 2022
Management, development and other fees and other ancillary items	$—	$—	$—	$6,333	$6,333
Non-lease related revenue (2)	11,048	2,990	165	—	14,203
Total non-lease revenue	11,048	2,990	165	6,333	20,536

Lease income (3)	2,322,395	90,315	29,569	—	2,442,279

Total revenue	$2,333,443	$93,305	$29,734	$6,333	$2,462,815
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

Due to the nature and timing of the Company’s identified revenue streams, there were no material amounts of outstanding or unsatisfied performance obligations as of December 31, 2024.

Uncollectible Lease Revenue Reserves

The Company assesses the collectability of its lease revenue and receivables on an ongoing basis by (i) assessing the probability of receiving all lease amounts due on a lease-by-lease basis, (ii) fully reserving for those leases where collection of substantially all of the remaining lease payments is not probable and (iii) subsequently, will only recognize revenue to the extent cash is received. If the Company determines that collection of the remaining lease payments becomes probable at a future date, the Company will recognize the cumulative revenue that would have been recorded under the original lease agreement.

In addition to the specific reserves recognized, the Company also evaluates its lease receivables for collectability at a portfolio level. The Company recognizes a reserve on a portfolio level when the uncollectible revenue is probable and reasonably estimable. The Company applies this reserve to the Company’s revenue and receivables not addressed as part of the specific reserve.

The Company recorded an aggregate offset to income for uncollectible lease revenue, net of amounts received from government rent relief programs, for its residential and commercial portfolios of $47,046,000, $57,906,000 and $49,147,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

Recently Issued and Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses provided to the chief operating decision maker ("CODM"). The Company adopted the guidance as of January 1, 2024, and it did not have a material effect on the Company’s consolidated financial statements (see Note 8, "Segment Reporting").

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires (i) a tabular rate reconciliation of the reported income tax expense (benefit) from continuing operations into specific categories, (ii) separate disclosure for any reconciling items within certain categories above a quantitative threshold, (iii) disclosure of income taxes paid disaggregated by federal, state and material jurisdictions and (iv) disclosure of income tax expense from continuing operations disaggregated by federal and state. The new standard will be effective for annual periods beginning January 1, 2025. The Company is assessing the standard and does not expect the standard to have a material effect on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires the disaggregation for certain expenses presented on the face of an entity’s income statement in the entity's disclosures. Additionally, it requires the disclosure of selling expenses and descriptions of amounts not separately disaggregated. The new standard will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is assessing the standard and does not expect the standard to have a material effect on the Company’s consolidated financial statements.

2. Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $43,185,000, $47,133,000 and $34,854,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

3. Debt

The Company's debt, which consists of unsecured notes, mortgage notes payable, the Credit Facility and the Commercial Paper Program, each as defined below, as of December 31, 2024 and 2023 is summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of December 31, 2024 and 2023, as shown in the accompanying Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities"). The weighted average interest rates in the following table for secured and unsecured notes include costs of financing such as credit enhancement fees, trustees' fees, the impact of interest rate hedges and mark-to-market adjustments.

	December 31, 2024		December 31, 2023
Fixed rate unsecured notes	$7,400,000	3.4%	$7,300,000	3.3%
Fixed rate mortgage notes payable—conventional and tax-exempt	333,479	3.9%	333,892	3.9%
Variable rate mortgage notes payable—conventional and tax-exempt	400,950	5.2%	410,150	5.5%
Total mortgage notes payable and unsecured notes	8,134,429	3.5%	8,044,042	3.5%
Credit Facility	—	—%	—	—%
Commercial paper	—	—%	—	—%
Total principal outstanding	8,134,429	3.5%	8,044,042	3.5%
Less deferred financing costs and debt discount (1)	(57,180)		(62,220)
Total	$8,077,249		$7,981,822
_________________________________
(1) Excludes deferred financing costs and debt discount associated with the Credit Facility and Commercial Paper Program which are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

The Company has a $2,250,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in September 2026. The interest rate that would be applicable to borrowings under the Credit Facility was 5.30% at December 31, 2024 and was composed of (i) the Secured Overnight Financing Rate ("SOFR"), applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.805% per annum, which consisted of a 0.10% SOFR adjustment plus 0.705% per annum, assuming a daily SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.63% to SOFR plus 1.38% based upon the rating of the Company's unsecured senior notes. There is also an annual facility commitment fee of 0.12% of the borrowing capacity under the facility, which can vary from 0.095% to 0.295% based upon the rating of the Company's unsecured senior notes. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases by meeting or missing targets related to environmental sustainability, specifically greenhouse gas emission reductions, with the adjustment determined annually. The annual determination under the sustainability-linked pricing component occurred in July 2024, maintaining reductions of approximately 0.02% to the interest rate margin and 0.005% to the commitment fee due to our achievement of sustainability targets.

The Company has an unsecured commercial paper note program (the "Commercial Paper Program") with the maximum aggregate face or principal amount outstanding at any one time not to exceed $500,000,000. Under the terms of the Commercial Paper Program, the Company may issue, from time to time, unsecured commercial paper notes with varying maturities of less than one year. The Commercial Paper Program is backstopped by the Company's commitment to maintain available borrowing capacity under the Credit Facility in an amount equal to actual borrowings under the Commercial Paper Program.

The availability on the Company's Credit Facility as of December 31, 2024 and 2023, respectively, was as follows (dollars in thousands):

	December 31, 2024	December 31, 2023

Credit Facility commitment	$2,250,000	$2,250,000
Credit Facility outstanding	—	—
Commercial paper outstanding	—	—
Letters of credit outstanding (1)	(1,714)	(1,914)
Total Credit Facility available	$2,248,286	$2,248,086
_____________________________________
(1) In addition, the Company had $45,910 and $58,116 outstanding in additional letters of credit unrelated to the Credit Facility as of December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024:

•In May 2024, the Company issued $400,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for proceeds net of underwriting fees of approximately $396,188,000, before considering the impact of other offering costs. The notes mature in June 2034 and were issued at a 5.35% interest rate, resulting in a 5.05% effective rate including the impact of offering costs and hedging activity.

•In November 2024, the Company repaid $300,000,000 principal amount of its 3.50% unsecured notes at par at maturity.

In the aggregate, secured notes payable mature at various dates from March 2027 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,245,662,000, excluding communities classified as held for sale, as of December 31, 2024).

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at December 31, 2024 were as follows (dollars in thousands):

Year	Secured notes principal payments and maturities	Unsecured notes maturities	Stated interest rate of unsecured notes
2025	$11,365	$525,000	3.45%
		300,000	3.50%
2026	11,811	475,000	2.95%
		300,000	2.90%
2027	250,159	400,000	3.35%
2028	19,002	450,000	3.20%
		400,000	1.90%
2029	131,561	450,000	3.30%
2030	9,000	700,000	2.30%
2031	9,600	600,000	2.45%
2032	10,400	700,000	2.05%
2033	11,900	350,000	5.00%
		400,000	5.30%
2034	12,800	400,000	5.35%
Thereafter	256,831	350,000	3.90%
		300,000	4.15%
		300,000	4.35%
	$734,429	$7,400,000

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

The Company was in compliance with these covenants at December 31, 2024.

4. Equity

As of December 31, 2024 and 2023, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the year ended December 31, 2024, the Company:

i.issued 41,619 shares of common stock in connection with stock options exercised;
ii.issued 3,533 shares of common stock through the Company's dividend reinvestment plan;
iii.issued 250,806 shares of common stock in connection with restricted stock grants and the conversion of performance awards to shares of common stock;
iv.issued 12,290 shares of common stock in connection with the conversion of deferred stock awards;
v.issued 19,014 shares of common stock through the Employee Stock Purchase Plan;
vi.withheld 94,288 shares of common stock to satisfy employees' tax withholding and other liabilities; and
vii.canceled 4,408 shares of restricted common stock upon forfeiture.

Deferred compensation granted under the Company's Second Amended and Restated 2009 Equity Incentive Plan (the "Plan") for the year ended December 31, 2024 does not impact the Company's Consolidated Financial Statements until recognized as compensation cost.

The Company has a continuous equity program (the "CEP") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and the Company's determinations of the appropriate funding sources. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During the year ended December 31, 2024, the Company entered into forward contracts under the CEP to sell 367,113 shares of common stock for approximate proceeds, net of fees, of $80,687,000, based on the gross weighted average price of $223.27 per share, with settlement of the forward contracts expected to occur on one or more dates not later than December 31, 2025. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for the Company's dividends and a daily interest factor. During the years ended December 31, 2023 and 2022, the Company had no sales under this program. In addition, during the year ended December 31, 2022, the Company settled the outstanding forward contracts entered into in December 2021 under this program, selling 68,577 shares of common stock for $229.34 per share and net proceeds of $15,727,000. As of December 31, 2024, the Company had $623,997,000 remaining authorized for issuance under the CEP, after consideration of the forward contracts.

In addition, during the year ended December 31, 2024, the Company completed an underwritten public offering of 3,680,000 shares of its common stock at a discount to the closing price of $226.52 per share, net of offering fees, offered in connection with forward contracts entered into with certain financial institutions acting as forward purchasers. Assuming full physical settlement of the forward contracts, which the Company expects to occur no later than December 31, 2025, the Company will receive approximate proceeds, net of offering fees and discounts of $808,606,000, based on the initial forward price. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for the Company's dividends and a daily interest factor. During the year ended December 31, 2023, the Company settled the outstanding forward contracts entered into in April 2022 (the "Equity Forward"), issuing 2,000,000 shares of common stock, net of offering fees and discounts, for $491,912,000 or $245.96 per share.

The Company has a stock repurchase program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "Stock Repurchase Program"). Purchases of common stock under the Stock Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors including price, corporate and regulatory requirements and other corporate liquidity requirements and priorities. The Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the years ended December 31, 2024 and 2022, the Company had no repurchases of shares under this program. During the year ended December 31, 2023, the Company had repurchased 11,800 shares of common stock at an average price of $161.96 under this program. As of December 31, 2024, the Company had $314,237,000 remaining authorized for purchase under this program.

5. Investments

Investments in Consolidated Real Estate Entities

Details regarding communities acquired in 2024, 2023 and 2022, are summarized in the following table (dollars in thousands):

Community name	Location	Number of communities	Apartment homes	Purchase price	Commercial square feet
Avalon at Pier 121	Lewisville, TX	1	300	$62,100	—
Avalon Perimeter Park	Morrisville, NC	1	262	66,500	—
Avalon Cherry Hills	Englewood, CO	1	306	95,000	—
AVA Balboa Park	San Diego, CA	1	100	51,000	1,700
Avalon Townhomes at Bee Cave	Bee Cave, TX	1	126	49,000	—
Avalon Lowry	Denver, CO	1	347	136,500	—
Total 2024 acquisitions		6	1,441	$460,100	1,700

Total 2023 acquisitions		3	1,131	$277,200	—

Total 2022 acquisitions		4	1,313	$536,200	16,000

The Company accounted for these purchases as asset acquisitions and recorded the acquired assets and assumed liabilities, including identifiable intangibles, at their relative fair values based on the purchase price and acquisition costs incurred. The Company uses third-party pricing or internal models for the value of the land, a valuation model for the value of the building, and an internal model to determine the fair value of the remaining real estate assets and in-place leases. Given the heterogeneous nature of multifamily real estate, the fair values for the land, building, real estate assets and in-place leases incorporated significant unobservable inputs and therefore are considered to be Level 3 prices within the fair value hierarchy.

Structured Investment Program

The Company operates a Structured Investment Program (the "SIP"), an investment platform through which the Company provides mezzanine loans or preferred equity to third-party multifamily developers. As of December 31, 2024, the Company had seven commitments to fund up to $191,585,000 in the aggregate. The Company's investment commitments have a weighted average rate of return of 11.5% and a weighted average initial maturity date of December 2026. At December 31, 2024, the Company had funded $186,549,000 of these commitments. The Company recognized interest income of $16,022,000 and $6,189,000 for the years ended December 31, 2024 and 2023, respectively, from the SIP. The Company recognized no interest income during the year ended December 31, 2022 from the SIP. Interest income and any change in the expected credit loss are included as a component of income from unconsolidated investments, on the accompanying Consolidated Statements of Comprehensive Income.

The Company evaluates each SIP commitment to determine the classification as a loan or an investment in a real estate development project. As of December 31, 2024, all of the SIP commitments are classified as loans. The Company includes amounts outstanding under the SIP as a component of prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The Company evaluates the credit risk for each commitment on an ongoing basis, estimating the reserve for credit losses using relevant available information from internal and external sources. Market-based historical credit loss data provides the basis for the estimation of expected credit losses, with adjustments, if necessary, for differences in current commitment-specific risk characteristics, such as the amount of equity capital provided by a borrower, amount of senior debt secured by the project, nature of the real estate being developed or other factors.

Unconsolidated Investments

The Company accounts for its investments in unconsolidated entities under the equity method of accounting, NAV, or under the measurement alternative, as discussed in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies," under Principles of Consolidation. As of December 31, 2024, the Company had investments in five unconsolidated entities with real estate holdings, with ownership interest percentages ranging from 20.0% to 50.0%, coupled with other unconsolidated investments including property technology and environmentally focused companies and investment management funds. The significant accounting policies of the unconsolidated investments are consistent with those of the Company in all material respects. Certain of these investments are subject to various buy‑sell provisions or other rights which are customary in real estate joint venture agreements. The Company and its partners in these entities may initiate these provisions to either sell the Company's interest or acquire the interest from the Company's partner. The Company is responsible for the day-to-day operations of the unconsolidated communities below and is the management agent subject to the terms of management agreements for all communities except for Brandywine Apartments of Maryland, LLC, which is managed by a third party.

The following presents the Company's activities in unconsolidated investments for the years ended December 31, 2024, 2023 and 2022:

Archstone Multifamily Partners AC LP (the "U.S. Fund")—The Company acquired its interest in the U.S. Fund as part of the Archstone Acquisition in 2013 (as defined in Note 5, "Investments in Real Estate Entities," of the Consolidated Financial Statements in Item 8 in the Company's Form 10-K filed February 22, 2019). The Company was the general partner of the U.S. Fund and had a 28.6% combined general partner and limited partner equity interest. During 2022, the U.S. Fund sold its final three communities and the Company's proportionate share of the gains in accordance with GAAP was $38,144,000. In conjunction with achieving a threshold return under provisions of the U.S. Fund, the Company received incentive distributions for its promoted interest. During the years ended December 31, 2023 and 2022, the Company recognized income of $1,519,000 and $4,690,000, respectively, for its promoted interest, which is included in income from unconsolidated investments on the accompanying Consolidated Statements of Comprehensive Income. During 2023, the Company completed the dissolution of the U.S. Fund.

Archstone Multifamily Partners AC JV LP (the "AC JV")—The Company had a 20.0% equity interest in the AC JV, and acquired its interest as part of the Archstone Acquisition. During 2022, the Company completed the dissolution of the AC JV.

Legacy JV—As part of the Archstone Acquisition the Company entered into a limited liability company agreement with Equity Residential, through which it assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements (the "Legacy JV"). The Company has a 40.0% interest in the Legacy JV. During the years ended December 31, 2024, 2023 and 2022, the Legacy JV redeemed certain of the preferred interests and paid accrued dividends, for which the Company contributed $1,320,000, $940,000 and $860,000, respectively. At December 31, 2024, the remaining preferred interests had an aggregate liquidation value of $32,817,000, the Company's 40.0% share of which was included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

NYTA MF Investors LLC ("NYC Joint Venture")—During 2018, the Company contributed five wholly-owned communities containing an aggregate of 1,301 apartment homes and 58,000 square feet of commercial space, located in New York City, NY, to a newly formed joint venture with the intent to own and operate the communities. The Company retained a 20.0% equity interest in the venture with the partners sharing in returns in accordance with their ownership interests. NYC Joint Venture has outstanding $394,734,000 fixed rate mortgage loans that are payable by the venture. The Company has not guaranteed the debt of NYC Joint Venture, nor does the Company have any obligation to fund this debt should NYC Joint Venture be unable to do so. At December 31, 2024, the Company has an equity investment of $53,678,000 (net of distributions) in the NYC Joint Venture.

MVP I, LLC—During 2004, the Company entered into a joint venture agreement with an unrelated third-party to develop Avalon at Mission Bay II, an apartment community located in San Francisco, CA, which completed construction during 2006 and contains 313 apartment homes. The Company has a 25.0% equity interest in the venture. MVP I, LLC has an outstanding $103,000,000 fixed rate mortgage loan that is payable by the venture. The Company has not guaranteed the debt of MVP I, LLC, nor does the Company have any obligation to fund this debt should MVP I, LLC be unable to do so. The Company has fully recovered its basis as of December 31, 2024.

Brandywine Apartments of Maryland, LLC ("Brandywine")— The Company acquired its interest in Brandywine as part of the Archstone Acquisition. Brandywine owns a 305 apartment home community located in Washington, D.C. Brandywine is comprised of five members who hold various interests in the joint venture, with the Company having a 28.7% equity interest in Brandywine. Brandywine had an outstanding $18,368,000 fixed rate mortgage loan that is payable by the venture. The Company has not guaranteed the debt of Brandywine, nor does the Company have any obligation to fund this debt should Brandywine be unable to do so. At December 31, 2024, the Company had an equity investment of $13,924,000 (net of distributions) in Brandywine.

Avalon Alderwood MF Member, LLC—During 2019, the Company entered into a joint venture to develop, own, and operate Avalon Alderwood Place, an apartment community located in Lynnwood, WA, which completed construction during 2022 and contains 328 apartment homes. The Company has a 50.0% interest in the venture and, as of December 31, 2024, the Company has a total equity investment of $50,926,000. The venture is a VIE, though the Company is not the primary beneficiary because it shares control with its venture partner. The Company and its venture partner share decision making authority for all significant aspects of the venture's activities including, but not limited to, changes in the ownership or capital structure, and the operating budget.

Arts District Joint Venture—During 2020, the Company entered into a joint venture to develop, own, and operate AVA Arts District, an apartment community located in Los Angeles, CA, which completed construction in the current year and contains 475 apartment homes and 57,000 square feet of commercial space. As of December 31, 2024, the Company has a 25.0% interest in the venture, and excluding costs incurred in excess of equity in the underlying net assets of the venture, has an equity investment of $29,932,000. The venture has drawn $155,968,000 of $167,147,000 maximum borrowing capacity of the construction loan as of December 31, 2024. The Company has provided the lender a payment guarantee for 30% of the venture's construction loan maximum borrowing capacity of $167,147,000. Any amounts payable under the 30% construction loan guarantee by the Company are obligations of the venture partners in proportion to their ownership interest, and in the event the Company is obligated to perform under its construction loan guarantee, its joint venture partner is obligated to reimburse the Company for 75% of amounts paid. The venture is an unconsolidated VIE as the Company is not the primary beneficiary due to shared control and decision making with its venture partner. The Company and its venture partner share decision making authority for all significant aspects of the venture's activities including, but not limited to, changes in the ownership, changes to the development plan or budget, and major operating decisions including annual business plans.

Property Technology and Environmental Investments—The Company has invested $58,122,000 in various property technology and environmentally focused companies directly and indirectly through investment management funds. The Company’s interest in each individual investment is minor such that the Company does not have influence over operating or financial policies of the investments. In addition, as of December 31, 2024, the Company has $62,494,000 in outstanding equity commitments, with the timing and amount for these commitments to be fulfilled dependent on if, and when, investment opportunities are identified by the respective funds. During the years ended December 31, 2024, 2023 and 2022, the Company recognized realized and unrealized gains of $33,137,000, $4,161,000 and $8,315,000, respectively, related to these investments, which was reported as a component of income from unconsolidated investments on the accompanying Consolidated Statements of Comprehensive Income.

6. Real Estate Disposition Activities

Details regarding the real estate sales, which resulted in a gain in accordance with GAAP of $363,300,000, excluding for-sale residential condominiums at The Park Loggia, are summarized in the following table (dollars in thousands):

Community name	Location	Period of sale	Apartment homes	Gross sales price	Net cash proceeds	Commercial square feet
AVA Belltown	Seattle, WA	Q2 2024	100	$34,000	$32,343	1,000
AVA North Hollywood	Los Angeles, CA	Q2 2024	156	62,100	57,215	11,000
Avalon Hackensack at Riverside	Hackensack, NJ	Q2 2024	226	85,600	83,878	—
AVA Theater District	Boston, MA	Q3 2024	398	212,000	209,893	—
Avalon Darien	Darien, CT	Q3 2024	189	120,000	118,029	—
Avalon New Canaan	New Canaan, CT	Q4 2024	104	75,000	74,113	—
Avalon Berkeley	Berkeley, CA	Q4 2024	94	32,000	31,033	—
AVA Ballard	Seattle, WA	Q4 2024	265	105,500	100,115	12,000
Other real estate	multiple	2024	N/A	—	784	—

Total of 2024 asset sales			1,532	$726,200	$707,403	24,000

Total of 2023 asset sales			987	$446,000	$440,209	27,000

Total of 2022 asset sales			2,062	$953,135	$934,117	—

As of December 31, 2024, the Company had one real estate asset that qualified as held for sale.

The Park Loggia

The Park Loggia, located in New York, NY, contains 172 for-sale residential condominiums and 66,000 square feet of commercial space. The Company sold one, six and 40 residential condominiums at The Park Loggia, for gross proceeds of $4,166,000, $25,387,000 and $126,848,000 resulting in a loss in accordance with GAAP of $76,000 and $73,000 and gain in accordance with GAAP of $2,217,000 during the years ended December 31, 2024, 2023 and 2022, respectively. The Company incurred $30,000, $389,000 and $2,129,000 during the years ended December 31, 2024, 2023 and 2022, respectively, in marketing, operating and administrative costs. All amounts are included in other real estate activity on the accompanying Consolidated Statements of Comprehensive Income. As of December 31, 2024, there was one residential condominium remaining to be sold. As of December 31, 2024 and 2023, the unsold for-sale residential condominium at The Park Loggia had an aggregate carrying value of $2,743,000 and $6,603,000, respectively, presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

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

If a sale event (as defined in the agreement) of the Company occurs, all outstanding multiyear performance awards will vest at their target value and will settle. The Company also has an Officer Severance Program (the “Program”). Under the Program, in the event an officer who is not otherwise covered by a severance arrangement is terminated (other than for cause), or chooses to terminate his or her employment for good reason (as defined in the agreement), in either case in connection with or within 24 months following a sale event (as defined in the agreement) of the Company, such officer will generally receive a cash lump sum payment equal to a multiple of the officer's covered compensation (base salary plus annual cash bonus). The multiple is one time for vice presidents and senior vice presidents, two times for executive vice presidents and three times for the chief executive officer. The officer's restricted stock, options and performance awards would also vest. Costs related to the Program are deferred and recognized over the requisite service period when considered by management to be probable and estimable.

Legal Contingencies

The Company recognizes a loss associated with contingent legal matters when the loss is probable and estimable.

In 2022 and early 2023, the Company was named as a defendant in cases brought by private litigants alleging antitrust violations by RealPage, Inc. and owners and/or operators of multifamily housing which utilize revenue management systems provided by RealPage, Inc. The Company engaged with the plaintiffs' counsel to explain why it believed that these cases were without merit as they pertained to the Company. Following these discussions, the plaintiffs filed a notice of voluntary dismissal in July 2023, which resulted in the Company being dismissed without prejudice from these cases. Subsequently, on November 1, 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc. and 14 owners and/or operators of multifamily housing in the District of Columbia, including the Company, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data. On May 29, 2024, the Superior Court granted the Company’s motion to dismiss with prejudice as it pertains to the Company. The District of Columbia subsequently filed a motion asking the court to reconsider its ruling, and on December 23, 2024, the court ruled in the District’s favor, giving the District leave to amend its original complaint and name AvalonBay as a defendant. See also Note 12, “Subsequent Events.”

With the exception of the Maryland Antitrust Litigation, as discussed in Note 12, "Subsequent Events", the Company is not currently a defendant of any other cases with allegations similar to those above.

The Company is involved in various other claims and/or administrative proceedings that arise in the ordinary course of its business. While no assurances can be given, the Company does not currently believe that any of these other outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

In addition, the Company accounts for recoveries from legal matters as a reduction in the legal and related costs incurred associated with the matter, with recoveries in excess of these costs reported as a gain or, where appropriate, a reduction in the net cost basis of a community to which the suit related. During the year ended December 31, 2022, the Company recognized $6,000,000 in legal settlement proceeds related to a construction defect at a community, reported as a component of general and administrative expense on the accompanying Consolidated Statements of Comprehensive Income. There were no material receipts during the years ended December 31, 2024 and 2023.

Lease Obligations

The Company owns seven apartment communities, two commercial properties and one development right located on land subject to ground leases expiring between July 2046 and May 2123. The Company has purchase options for all ground leases expiring prior to 2062. The ground leases for six of the seven apartment communities, the two commercial properties and the one development right are operating leases, with rental expense recognized on a straight-line basis over the lease term. During the year ended December 31, 2024, the Company entered into a new ground lease, expiring May 2123, for a development right, resulting in minimum lease payments over the term of the lease of $155,600,000 and a lease liability balance of $25,675,000 as of December 31, 2024. In addition, the Company is party to 13 leases for its corporate and regional offices with varying terms through 2031, all of which are operating leases.

As of December 31, 2024 and 2023, the Company had total operating lease assets of $126,572,000 and $106,146,000, respectively, and lease obligations of $153,333,000 and $133,220,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Consolidated Balance Sheets. The Company incurred costs of $16,298,000, $16,342,000 and $15,667,000 for the years ended December 31, 2024, 2023 and 2022, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease and four leases for portions of parking garages adjacent to apartment communities, that are finance leases. As of December 31, 2024 and 2023, the Company had total finance lease assets of $28,082,000 and $28,528,000, respectively, and total finance lease obligations of $19,949,000 and $20,012,000, respectively, reported as components of right of use lease assets and lease liabilities on the accompanying Consolidated Balance Sheets.

The following table details the weighted average remaining lease term and discount rates for the Company’s ground and office leases:

Weighted-average remaining lease term - finance leases	21 years
Weighted-average remaining lease term - operating leases	50 years
Weighted-average discount rate - finance leases	4.63%
Weighted-average discount rate - operating leases	5.15%

The following table details the future minimum payments of the Company's current leases as of December 31, 2024 (dollars in thousands):

	Operating Leases (1)	Financing Leases
2025	$15,344	$1,089
2026	15,752	1,091
2027	15,484	1,095
2028	14,536	1,096
2029	13,577	1,099
Thereafter	405,106	34,663
Total	479,799	40,133
Less discount for time value	(326,466)	(20,184)
Lease liability	$153,333	$19,949

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

•Same Store is composed of consolidated communities where a comparison of operating results from the prior year to the current year is meaningful as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year. For the year ended December 31, 2024, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2023, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale as of December 31, 2024 or probable for disposition to unrelated third parties within the fiscal year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one year anniversary of completion of development or redevelopment.

•Other Stabilized is composed of completed consolidated communities that the Company owns and that are not Same Store but that had stabilized occupancy, as defined above, as of January 1, 2024, or which were acquired during the years ended December 31, 2024 or 2023. Other Stabilized excludes communities that are conducting or are probable to conduct substantial redevelopment activities within the fiscal year.

•Development/Redevelopment is composed of (i) consolidated communities that are either currently under construction, or were under construction during the fiscal year, which may be partially or fully complete and operating, (ii) consolidated communities where substantial redevelopment is in progress or is probable to begin during the fiscal year and (iii) communities that have been complete for less than one year and did not have stabilized occupancy, as defined above, as of January 1, 2024.

In addition, the Company owns land for future development and has other corporate assets that are not allocated to an operating segment.

The Company's segment disclosures present the measure(s) used by the CODM for assessing each segment's performance. The Company's CODM is comprised of several members of its executive management team, including its Chief Executive Officer and President, Chief Financial Officer, Chief Investment Officer, Chief Operating Officer, and Executive Vice President- Portfolio and Asset Management. The CODM uses net operating income ("NOI") as the primary financial measure for Same Store communities and Other Stabilized communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), property management and other indirect operating expenses, net of corporate income, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from unconsolidated investments, depreciation expense, income tax expense (benefit), casualty and impairment loss, gain on sale of communities, other real estate activity, and net operating income from real estate assets sold or held for sale. The CODM evaluates the Company's financial performance on a consolidated residential and commercial basis. The commercial results attributable to the non-apartment components of the Company's mixed-use communities and other nonresidential operations represent 1.7%, 1.8% and 2.1% of total NOI for the years ended December 31, 2024, 2023 and 2022, respectively. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income and consistent with how the Company's CODM evaluates total NOI.

A reconciliation of NOI to net income for years ended December 31, 2024, 2023 and 2022 is as follows (dollars in thousands):

	For the year ended December 31,
	2024	2023	2022
Net income	$1,082,175	$928,438	$1,136,438
Property management and other indirect operating expenses, net of corporate income	162,594	134,312	114,200
Expensed transaction, development and other pursuit costs, net of recoveries	18,341	33,479	16,565
Interest expense, net	226,589	205,992	230,074
Loss on extinguishment of debt, net	—	150	1,646
General and administrative expense	77,697	76,534	74,064
Income from unconsolidated investments	(50,682)	(13,454)	(53,394)
Depreciation expense	846,853	816,965	814,978
Income tax expense	445	10,153	14,646
Casualty and impairment loss	2,935	9,118	—
Gain on sale of communities	(363,300)	(287,424)	(555,558)
Other real estate activity	(753)	(174)	(5,127)
Net operating income from real estate assets sold or held for sale	(28,463)	(57,646)	(87,116)
Net operating income	$1,974,431	$1,856,443	$1,701,416

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the year ended December 31,
	2024	2023	2022

Rental income from real estate assets sold or held for sale	$42,042	$84,676	$130,631
Operating expenses from real estate assets sold or held for sale	(13,579)	(27,030)	(43,515)
Net operating income from real estate assets sold or held for sale	$28,463	$57,646	$87,116

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table details the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at December 31, 2024 for the years ended December 31, 2024 and 2023 and at December 31, 2023, for the year ended December 31, 2022. Segment information for the years ended December 31, 2024, 2023 and 2022 has been adjusted to exclude the real estate assets that were sold from January 1, 2022 through December 31, 2024, or otherwise qualify as held for sale as of December 31, 2024, as described in Note 6, "Real Estate Disposition Activities."

For the year ended December 31, 2024
	Same Store	Other Stabilized	Development / Redevelopment	Total (1) (2)
Total Revenue	$2,680,192	$118,558	$65,884	$2,864,634
Same Store Operating Expense
Property Taxes	(301,696)			(301,696)
Payroll	(152,572)			(152,572)
Repairs & Maintenance	(147,183)			(147,183)
Utilities	(109,297)			(109,297)
Office Operations	(63,480)			(63,480)
Insurance	(39,591)			(39,591)
Marketing	(15,202)			(15,202)
Same Store Operating Expense	(829,021)	—	—	(829,021)
Non-Same Store Operating Expense	—	(38,230)	(22,952)	(61,182)
Total Expenses	(829,021)	(38,230)	(22,952)	(890,203)
Total NOI	$1,851,171	$80,328	$42,932	$1,974,431
Gross Real Estate (3) (4)	$23,419,850	$1,749,380	$2,485,000	$27,654,230

For the year ended December 31, 2023
	Same Store	Other Stabilized	Development / Redevelopment	Total (1) (2)
Total Revenue	$2,591,016	$78,325	$6,170	$2,675,511
Same Store Operating Expense
Property Taxes	(287,648)			(287,648)
Payroll	(152,645)			(152,645)
Repairs & Maintenance	(141,110)			(141,110)
Utilities	(93,716)			(93,716)
Office Operations	(63,823)			(63,823)
Insurance	(35,919)			(35,919)
Marketing	(14,781)			(14,781)
Same Store Operating Expense	(789,642)	—	—	(789,642)
Non-Same Store Operating Expense	—	(24,585)	(4,841)	(29,426)
Total Expenses	(789,642)	(24,585)	(4,841)	(819,068)
Total NOI	$1,801,374	$53,740	$1,329	$1,856,443
Gross Real Estate (3) (4)	$23,182,172	$1,269,463	$1,600,314	$26,051,949

For the year ended December 31, 2022
	Same Store	Other Stabilized	Development / Redevelopment	Total (1) (2)
Total Revenue	$2,333,443	$93,305	$29,734	$2,456,482
Same Store Operating Expense
Property Taxes	(260,505)			(260,505)
Payroll	(148,462)			(148,462)
Repairs & Maintenance	(126,137)			(126,137)
Utilities	(76,227)			(76,227)
Office Operations	(63,188)			(63,188)
Insurance	(29,910)			(29,910)
Marketing	(13,747)			(13,747)
Same Store Operating Expense	(718,176)	—	—	(718,176)
Non-Same Store Operating Expense	—	(25,750)	(11,047)	(36,797)
Total Expenses	(718,176)	(25,750)	(11,047)	(754,973)
Total NOI	$1,615,267	$67,462	$18,687	$1,701,416
Gross Real Estate (3) (4)	$22,197,772	$1,515,963	$1,574,649	$25,288,384
________________________

(1)    Does not include non-allocated revenue and non-allocated gross real estate. Non-allocated revenue represents third-party property management, developer fees and miscellaneous income and other ancillary items which are not allocated to a reportable segment. Non-allocated revenue is $7,081, $7,722 and $6,333 for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)     Does not include non-allocated gross real estate including the for-sale residential condominiums at The Park Loggia, as discussed in Note 6, "Real Estate Disposition Activities," and land held for development. Non-allocated gross real estate is $118,342, $70,822 and $122,886 for the years ended December 31, 2024, 2023 and 2022, respectively. Land held for development gross real estate is $151,922, $199,062 and $179,204 for the years ended December 31, 2024, 2023 and 2022, respectively.
(3)     Does not include gross real estate either sold or classified as held for sale subsequent to December 31, 2024, 2023 and 2022 of $25,288, $543,000 and $280,889, respectively.
(4)     Gross real estate for the Company's Same Store includes capitalized additions of approximately $236,592, $188,507 and $209,607 in 2024, 2023 and 2022, respectively.

9. Stock-Based Compensation Plans

The Company's Plan includes an authorization to issue shares of the Company's common stock, par value $0.01 per share. At December 31, 2024, the Company had 4,957,465 shares remaining available to issue under the Plan, exclusive of shares that may be issued to satisfy currently outstanding awards such as stock options or performance awards. The Plan provides for equity awards to associates, officers, non-employee directors and other key personnel of the Company and its subsidiaries in the form of restricted stock, restricted stock units, stock options that qualify as incentive stock options ("ISOs") under Section 422 of the Code, non-qualified stock options, stock appreciation rights and performance awards, among others. The Plan expires in 2027, however before its expiration the Company expects to amend the plan or adopt a new plan to allow for continued grants of equity awards.

The Company's share-based compensation framework includes annual restricted stock awards and multi-year performance awards (the "Performance Awards"). The annual restricted stock vests over a three-year period at one-third per year. For annual restricted stock awards, in lieu of restricted stock, an officer may elect to receive up to 100% of the award value, in increments of 25%, in the form of stock options, which vests consistent with the restricted stock awards. Annually, the Company grants a target number of performance awards, with the ultimate award determined by the total shareholder return of the Company's common stock and/or operating performance metrics, measured over a performance period of three years. Performance units earned at the end of the measurement period are settled in fully vested shares of common stock and a payment of a cash amount representing accrued dividends on earned performance awards. The Company granted supplemental stock options in February 2021, that have a ten-year term and cliff vested on March 1, 2023. The options were granted at an exercise price that equaled the closing stock price on the grant date with recipients having 12 months to exercise the option if terminated without cause and will have until the expiration date to exercise the options if they retire.

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

Information with respect to stock options granted under the Plan is as follows:

	Options	Weighted average exercise price per option
Options Outstanding, December 31, 2021	299,149	$178.71
Granted (1)	9,793	236.14
Exercised	(8,670)	135.78
Forfeited	(6,459)	180.32
Options Outstanding, December 31, 2022	293,813	$181.85
Granted (1)	15,744	177.83
Exercised	(5,773)	163.56
Forfeited	—	—
Options Outstanding, December 31, 2023	303,784	$181.99
Granted (1)	13,759	172.11
Exercised	(41,619)	179.89
Forfeited	—	—
Expired	(5,062)	180.32
Options Outstanding, December 31, 2024	270,862	$181.84
Options Exercisable:
December 31, 2022	6,533	$165.51
December 31, 2023	279,894	$180.97
December 31, 2024	246,877	$181.82
__________________________________
(1)All options are from recipient elections to receive a portion of earned restricted stock awards in the form of stock options.

The Company used the Black-Scholes Option Pricing model to determine the grant date fair value of options. The assumptions used are as follows:

2024
Dividend yield	4.5%
Estimated volatility	29.7%
Risk free rate	4.31%
Expected life of options	5 years
Estimated fair value	$35.32

The following summarizes the exercise prices and contractual lives of options outstanding as of December 31, 2024:

The Plan Number of Options	Range—Exercise Price			Weighted Average Remaining Contractual Term (in years)
261,069	$172.00	-	$181.99	6.4
9,793	$236.00	-	$245.99	7.1
270,862

Options outstanding at December 31, 2024 had an intrinsic value of $10,486,000. Options exercisable had an intrinsic value of $9,528,000 and had a weighted average contractual life of 6.2 years. The intrinsic value of options exercised under the Plan during 2024, 2023 and 2022 was $1,394,000, $113,000 and $602,000, respectively.

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2021	284,522	$214.73
Granted (1)	72,783	254.75
Change in awards based on performance (2)	(20,356)	200.92
Converted to shares of common stock	(54,053)	217.33
Forfeited	(3,829)	230.36
Outstanding at December 31, 2022	279,067	$225.46
Granted (3)	90,215	193.85
Change in awards based on performance (2)	(31,345)	241.49
Converted to shares of common stock	(60,016)	238.71
Forfeited	(2,719)	212.05
Outstanding at December 31, 2023	275,202	$210.52
Granted (4)	95,782	185.97
Change in awards based on performance (2)	30,375	216.50
Converted to shares of common stock	(146,725)	201.07
Forfeited	(4,511)	201.41
Outstanding at December 31, 2024	250,123	$207.55
_________________________________
(1)     The shares of common stock earned was based on the total shareholder return metrics for the Company’s common stock for 39,972 performance awards and financial metrics related to operating performance, net asset value and leverage metrics of the Company for 32,811 performance awards.
(2)    Represents the change in the number of performance awards earned based on performance achievement.
(3)    The shares of common stock that may be earned is based on the total shareholder return metrics for the Company’s common stock for 49,611 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 40,604 performance awards.
(4)    The shares of common stock that may be earned is based on the total shareholder return metrics for the Company’s common stock for 52,683 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 43,099 performance awards.

The Company used a Monte Carlo model to assess the compensation cost associated with the portion of the performance awards granted for which achievement will be determined by using total shareholder return measures. The assumptions used are as follows:

	2024	2023	2022
Dividend yield	3.9%	3.7%	2.7%
Estimated volatility over the life of the plan (1)	20.5% - 22.8%	22.9% - 26.1%	16.1% - 36.8%
Risk free rate	3.92% - 4.59%	4.35% - 4.61%	0.72% - 1.68%
Estimated performance award value based on total shareholder return measure	$189.47	$206.97	$271.98
_________________________________
(1)     Estimated volatility over the life of the plan is using 50% historical volatility and 50% implied volatility.

For the portion of the performance awards granted for which achievement will be determined by using financial metrics, the compensation cost was based on an average grant date value of $175.54, $177.83 and $233.94, for the years ended December 31, 2024, 2023 and 2022, respectively, and the Company's estimate of corporate achievement for the financial metrics.

Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2021	157,066	$192.90	74,627
Granted	86,475	231.93	—
Vested	(78,212)	197.51	(48,171)
Forfeited	(3,615)	218.19	(86)
Outstanding at December 31, 2022	161,714	$210.97	26,370
Granted	93,146	177.70	—
Vested	(79,450)	207.93	(26,370)
Forfeited	(2,119)	194.78	—
Outstanding at December 31, 2023	173,291	$194.68	—
Granted	104,081	173.14	—
Vested	(90,582)	194.89	—
Forfeited	(4,408)	181.73	—
Outstanding at December 31, 2024	182,382	$182.59	—

Total employee stock-based compensation cost recognized in income was $25,390,000, $27,417,000 and $34,131,000 for the years ended December 31, 2024, 2023 and 2022, respectively, and total capitalized stock-based compensation cost was $11,117,000, $10,906,000 and $10,431,000 for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, there was a total unrecognized compensation cost of $29,021,000 for unvested restricted stock, stock options and performance awards, which is expected to be recognized over a weighted average period of 1.7 years. The Company reverses any previously recognized compensation cost for forfeitures as they occur.

Employee Stock Purchase Plan

In October 1996, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan (as amended, the "ESPP"). Initially, 1,000,000 shares of common stock were reserved for issuance, and as of December 31, 2024, there are 550,002 shares remaining available for issuance under the ESPP. Employees of the Company generally are eligible to participate in the ESPP if, as of the last day of the applicable purchase period, they have been employed by the Company for at least one calendar month. Under the ESPP, eligible employees can acquire shares of the Company's common stock through payroll deductions, subject to maximum purchase limitations, during two purchase periods. The first purchase period begins January 1 and ends June 10, and the second purchase period begins July 1 and ends December 10. The purchase price for common stock under the plan is 85% of the lesser of the fair market value of the Company's common stock on the first or the last day of the applicable purchase period. The offering dates, purchase dates and duration of purchase periods may be changed if the change is announced prior to the beginning of the affected date or purchase period. The Company issued 19,014, 23,059 and 20,837 shares and recognized compensation expense of $859,000, $911,000 and $564,000 under the ESPP for the years ended December 31, 2024, 2023 and 2022, respectively. The Company accounts for transactions under the ESPP using the fair value method prescribed by accounting guidance applicable to entities that use employee share purchase plans.

10. Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities and provides other real estate related services to third parties, for which it receives asset management, property management, construction, development and redevelopment fee revenue. From these entities, the Company earned fees of $7,081,000, $7,722,000 and $6,333,000 for the years ended December 31, 2024, 2023 and 2022, respectively. In addition, the Company had outstanding receivables associated with its property and construction management roles of $1,680,000 and $7,946,000 as of December 31, 2024 and 2023, respectively.

Director Compensation

Directors of the Company who are also employees receive no additional compensation for their services as a director. Following each annual meeting of stockholders, non-employee directors receive (i) a number of shares of restricted stock (or deferred stock units) having a value of $190,000 and (ii) a cash payment of $100,000, payable in equal quarterly installments of

$25,000. The number of shares of restricted stock (or deferred stock units) is calculated based on the closing price on the day of the award. Non-employee directors may elect to receive all or a portion of cash payments in the form of deferred stock units. Additionally, the non-executive Chairman receives an additional annual fee of $250,000 payable in equal quarterly installments of $62,500, the Lead Independent Director receives in the aggregate an additional annual fee of $50,000 payable in equal quarterly installments of $12,500, the non-employee director serving as the chairperson of the Audit Committee receives an additional annual fee of $30,000 per year payable in equal quarterly installments of $7,500, the non-employee director serving as the chairperson of the Compensation Committee receives an additional annual fee of $25,000 per year payable in equal quarterly installments of $6,250 and the Nominating, Governance and Corporate Responsibility and Investment and Finance Committee chairpersons receive an additional annual fee of $20,000 payable in equal quarterly installments of $5,000.

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount of $2,397,000, $2,446,000 and $2,228,000 for the years ended December 31, 2024, 2023 and 2022, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $786,000, $799,000 and $794,000 on December 31, 2024, 2023 and 2022, respectively, reported as a component of prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

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

The following table summarizes the consolidated derivative positions at December 31, 2024 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps
Notional balance	$391,846	$100,000
Weighted average interest rate (1)	5.2%	N/A
Weighted average capped/swapped interest rate	6.7%	3.2%
Earliest maturity date	February 2026	June 2025
Latest maturity date	January 2027	January 2026
_________________________________
(1)     For debt hedged by interest rate caps, represents the weighted average interest rate on the hedged debt prior to any impact of the associated interest rate caps.

The following derivative activity occurred during the year ended December 31, 2024:

•In connection with the issuance of the Company's $400,000,000 unsecured notes in May 2024 maturing in 2034, the Company terminated $250,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of unsecured notes, receiving payments of $16,839,000 which will be recognized over the life of the unsecured notes as a reduction in the effective interest rate. Of the $250,000,000 forward interest rate swap agreements terminated, $50,000,000 were entered into during the year ended December 31, 2024. The Company has deferred these gains in accumulated other comprehensive income on the accompanying Consolidated Balance Sheets, and is recognizing the impact as a component of interest expense, net, over the term of the respective hedged debt.

•In addition to the activity above, the Company entered into and had outstanding $100,000,000 of forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of the Company's anticipated future debt issuance activity through December 31, 2025. The Company expects to cash settle the swaps and either pay or receive cash for the then current fair value. Assuming the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

The Company had certain derivatives not designated as hedges during the years ended December 31, 2024, 2023 and 2022, for which fair value changes during each of the respective years were not material.

Cash flow hedge gains reclassified from accumulated other comprehensive income into earnings were $471,000 for the year ended December 31, 2024. Cash flow hedge losses reclassified from accumulated other comprehensive income into earnings were $1,360,000 and $3,883,000 for the years ended December 31, 2023 and 2022, respectively.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2024
Assets
Investments
Notes Receivable, net	$223,896	$—	$223,896	$—
Non-Designated Hedges
Interest Rate Caps	24	—	24	—
Interest Rate Swaps - Assets	6,821	—	6,821	—
Total Assets	$230,741	$—	$230,741	$—

Liabilities
Indebtedness
Fixed rate unsecured notes	$6,796,066	$6,796,066	$—	$—
Mortgage notes payable and Commercial Paper Program	660,170	—	660,170	—
Total Liabilities	$7,456,236	$6,796,066	$660,170	$—

	December 31, 2023
Assets
Investments
Notes Receivable, net	$118,127	$—	$118,127	$—
Non-Designated Hedges
Interest Rate Caps	85	—	85	—
Interest Rate Swaps - Assets	5,163	—	5,163	—
Total Assets	$123,375	$—	$123,375	$—

Liabilities
Interest Rate Swaps - Liabilities	$162	$—	$162	$—
Indebtedness
Fixed rate unsecured notes	6,716,631	6,716,631	—	—
Mortgage notes payable and Commercial Paper Program	644,313	—	644,313	—
Total Liabilities	$7,361,106	$6,716,631	$644,475	$—

12. Subsequent Events

The Company has evaluated subsequent events, through the date on which this Form 10-K was filed, the date on which these financial statements were issued, and identified the items below for discussion. In 2025, the Company had the following activity:

•In January 2025, the Company sold Avalon Wilton on River Road, located in Wilton, CT, containing 102 apartment homes for $65,100,000. This sale marks the Company's exit from the Connecticut market.

•On January 9, 2025, the District of Columbia filed an amended complaint in the D.C. Antitrust Litigation, which included the Company as a defendant, and the Company has filed a motion to dismiss, which has not been ruled on yet as of this date. While the Company intends to vigorously defend against the D.C. Antitrust Litigation, given the early stage of the lawsuit, the Company is unable to predict the outcome or estimate the amount of loss, if any, that may result from the lawsuit.

•On January 15, 2025, the Office of the Attorney General of the State of Maryland filed a suit similar to the D.C. Antitrust Litigation in which a number of owners and/or operators of multifamily properties in the State of Maryland, including the Company, have been named. While the Company intends to vigorously defend against the Maryland Antitrust Litigation, given the early stage of the lawsuit, the Company is unable to predict the outcome or estimate the amount of loss, if any, that may result from the lawsuit.

•The Company entered into agreements to acquire a total of eight apartment communities in the Company’s Texas expansion market. The first agreement is to acquire two apartment communities containing 857 apartment homes in Austin, TX for an aggregate cash purchase price of $187,000,000, with an expected closing on or about March 31, 2025. The second agreement is to acquire, through a newly formed partnership (the “DownREIT”), six apartment communities containing a total of 1,844 homes in the Dallas-Fort Worth metropolitan area for $431,500,000, with the consideration composed of a cash payment of between $193,000,000 and $220,000,000 with the balance of the consideration in the form of limited partnership interests, the “DownREIT units”, valued at $225 per unit. The DownREIT units will be entitled to receive quarterly distributions at the same rate as quarterly dividends on a share of the Company’s common stock. Beginning on the one-year anniversary of the closing date, holders of DownREIT units may present some or all of their units for redemption, being entitled to receive a cash amount per unit that is related to the then fair market value of the Company’s common stock, except that in lieu of such cash redemption the Company may elect to acquire units presented for redemption in exchange for an equal number of shares of the Company’s common stock. The acquisition of the six properties through the DownREIT is expected to close in the second quarter of 2025.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(Dollars in thousands)

			2024								2023	2024
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
SAME STORE
NEW ENGLAND
Avalon at Lexington	Lexington, MA	198	$2,124	$12,561	$17,402	$2,124	$29,963	$32,087	$22,690	$9,397	$9,525	$—	1994
eaves Wilmington	Wilmington, MA	204	2,129	17,563	11,176	2,129	28,739	30,868	21,912	8,956	9,537	—	1999
eaves Quincy	Quincy, MA	245	1,743	14,662	18,169	1,743	32,831	34,574	24,267	10,307	11,013	—	1986/1995
eaves Wilmington West	Wilmington, MA	120	3,318	13,465	5,576	3,318	19,041	22,359	13,728	8,631	9,274	—	2002
Avalon at The Pinehills	Plymouth, MA	192	6,876	30,313	10,858	6,876	41,171	48,047	24,282	23,765	25,089	—	2004
eaves Peabody	Peabody, MA	286	4,645	18,919	18,119	4,645	37,038	41,683	23,901	17,782	18,513	—	1962/2004
Avalon at Bedford Center	Bedford, MA	139	4,258	20,551	6,130	4,258	26,681	30,939	18,701	12,238	13,597	—	2006
Avalon at Chestnut Hill	Chestnut Hill, MA	204	14,572	45,868	19,228	14,572	65,096	79,668	36,561	43,107	42,399	—	2007
Avalon at Lexington Hills	Lexington, MA	387	8,691	78,502	20,773	8,691	99,275	107,966	60,505	47,461	49,422	—	2008
Avalon Acton	Acton, MA	380	13,124	48,630	13,506	13,124	62,136	75,260	35,767	39,493	42,212	45,000	2008
Avalon at the Hingham Shipyard	Hingham, MA	235	12,218	41,516	16,043	12,218	57,559	69,777	34,592	35,185	36,942	—	2009
Avalon Acton II	Acton, MA	86	1,723	29,375	2	1,723	29,377	31,100	4,634	26,466	27,592	—	2021
Avalon Northborough	Northborough, MA	382	8,144	52,178	11,286	8,144	63,464	71,608	33,061	38,547	39,859	—	2009
Avalon Exeter (1)	Boston, MA	187	—	109,978	4,687	—	114,665	114,665	41,502	73,163	76,238	—	2014
Avalon Natick	Natick, MA	407	15,645	64,845	5,693	15,645	70,538	86,183	28,327	57,856	59,989	—	2013
Avalon at Assembly Row	Somerville, MA	195	8,599	52,454	9,215	8,599	61,669	70,268	23,716	46,552	48,360	—	2015
AVA Somerville	Somerville, MA	250	10,944	56,457	8,235	10,944	64,692	75,636	24,885	50,751	52,496	—	2015
AVA Back Bay	Boston, MA	271	9,034	36,536	53,915	9,034	90,451	99,485	56,832	42,653	45,312	—	1968/1998
Avalon at Prudential Center II	Boston, MA	266	8,776	35,479	66,539	8,776	102,018	110,794	58,584	52,210	55,229	—	1968/1998
Avalon at Prudential Center I	Boston, MA	243	8,002	32,349	58,209	8,002	90,558	98,560	51,299	47,261	49,935	—	1968/1998
eaves Burlington	Burlington, MA	203	7,714	32,499	10,617	7,714	43,116	50,830	18,593	32,237	33,627	—	1988/2012
Avalon Burlington	Burlington, MA	312	15,600	63,549	20,049	15,600	83,598	99,198	33,874	65,324	65,744	—	1989/2013
Avalon Marlborough	Marlborough, MA	350	15,367	59,723	4,722	15,367	64,445	79,812	21,560	58,252	59,831	—	2015
Avalon North Station	Boston, MA	503	22,796	247,270	1,254	22,796	248,524	271,320	66,675	204,645	212,709	—	2017
Avalon Framingham	Framingham, MA	180	9,315	34,604	797	9,315	35,401	44,716	11,562	33,154	34,220	—	2015
Avalon Quincy	Quincy, MA	395	14,694	79,655	1,613	14,694	81,268	95,962	23,354	72,608	75,117	—	2017
Avalon Easton	South Easton, MA	290	3,170	60,785	1,874	3,170	62,659	65,829	17,022	48,807	50,814	—	2017
Avalon Residences at the Hingham Shipyard	Hingham, MA	190	8,998	55,366	1,083	8,998	56,449	65,447	13,199	52,248	54,091	—	2019
Avalon Sudbury	Sudbury, MA	250	20,280	66,529	1,301	20,280	67,830	88,110	16,367	71,743	73,754	—	2019
Avalon Saugus	Saugus, MA	280	17,808	72,196	1,591	17,808	73,787	91,595	15,891	75,704	78,449	—	2019

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(Dollars in thousands)

			2024								2023	2024
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
Avalon Norwood	Norwood, MA	198	$9,478	$51,762	$328	$9,478	$52,090	$61,568	$10,614	$50,954	$52,943	$—	2020
Avalon Marlborough II	Marlborough, MA	123	5,523	36,175	63	5,523	36,238	41,761	6,015	35,746	37,343	—	2020
Avalon Easton II	South Easton, MA	44	570	14,090	3	570	14,093	14,663	1,688	12,975	13,506	—	2021
Avalon Woburn	Woburn, MA	350	21,576	97,848	1,094	21,576	98,942	120,518	12,242	108,276	111,969	—	2022
AVA North Point	Cambridge, MA	265	31,263	83,829	551	31,263	84,380	115,643	19,307	96,336	99,358	—	2018/2019
Avalon Bear Hill	Waltham, MA	324	27,350	98,537	28,342	27,350	126,879	154,229	55,941	98,288	102,066	—	1999/2013
TOTAL NEW ENGLAND		9,134	$376,067	$1,966,618	$450,043	$376,067	$2,416,661	$2,792,728	$983,650	$1,809,078	$1,878,074	$45,000

METRO NY/NJ
New York City, NY
Avalon Riverview (3)	Long Island City, NY	372	$—	$94,061	$19,316	$—	$113,377	$113,377	$83,944	$29,433	$30,568	$—	2002
Avalon Riverview North (3)	Long Island City, NY	602	—	165,932	20,442	—	186,374	186,374	104,788	81,586	86,853	—	2008
AVA Fort Greene	Brooklyn, NY	631	83,038	216,802	12,951	83,038	229,753	312,791	114,772	198,019	205,038	—	2010
AVA DoBro	Brooklyn, NY	500	76,127	206,762	1,950	76,127	208,712	284,839	63,795	221,044	227,187	—	2017
Avalon Willoughby Square	Brooklyn, NY	326	49,635	134,840	1,323	49,635	136,163	185,798	39,707	146,091	150,409	—	2017
Avalon Brooklyn Bay	Brooklyn, NY	180	9,690	84,361	822	9,690	85,183	94,873	22,599	72,274	74,893	—	2018
Avalon Midtown West	New York, NY	550	154,730	191,891	41,995	154,730	233,886	388,616	94,992	293,624	301,207	69,800	1998/2013
Avalon Clinton North	New York, NY	339	84,069	111,729	11,981	84,069	123,710	207,779	52,790	154,989	158,577	126,400	2008/2013
Avalon Clinton South	New York, NY	288	71,421	94,948	6,383	71,421	101,331	172,752	44,285	128,467	131,292	104,500	2007/2013
Total New York City, NY		3,788	$528,710	$1,301,326	$117,163	$528,710	$1,418,489	$1,947,199	$621,672	$1,325,527	$1,366,024	$300,700

New York - Suburban
Avalon Commons (2)	Smithtown, NY	312	$4,679	$27,811	$18,337	$4,679	$46,148	$50,827	$34,630	$16,197	$14,581	$—	1997
Avalon Melville	Melville, NY	494	9,228	50,059	27,347	9,228	77,406	86,634	57,954	28,680	29,818	—	1997
Avalon White Plains	White Plains, NY	407	15,391	137,312	4,951	15,391	142,263	157,654	75,367	82,287	85,578	—	2009
Avalon Rockville Centre I	Rockville Centre, NY	349	32,212	78,806	7,947	32,212	86,753	118,965	42,051	76,914	80,063	—	2012
Avalon Garden City	Garden City, NY	204	18,205	49,301	2,531	18,205	51,832	70,037	22,187	47,850	49,279	—	2013
Avalon Huntington Station	Huntington Station, NY	303	21,899	58,429	3,442	21,899	61,871	83,770	22,259	61,511	62,972	—	2014
Avalon Great Neck	Great Neck, NY	191	14,777	65,412	786	14,777	66,198	80,975	18,503	62,472	64,333	—	2017
Avalon Rockville Centre II	Rockville Centre, NY	165	7,534	50,981	723	7,534	51,704	59,238	14,112	45,126	46,758	—	2017
Avalon Somers	Baldwin Place, NY	152	5,608	40,591	51	5,608	40,642	46,250	10,951	35,299	36,579	—	2018
Avalon Yonkers	Yonkers, NY	590	28,324	173,748	78	28,324	173,826	202,150	29,553	172,597	178,057	—	2021
Avalon Westbury	Westbury, NY	396	69,620	49,350	15,809	69,620	65,159	134,779	34,817	99,962	101,385	—	2006/2013
Total New York - Suburban		3,563	$227,477	$781,800	$82,002	$227,477	$863,802	$1,091,279	$362,384	$728,895	$749,403	$—

New Jersey
Avalon Cove	Jersey City, NJ	504	$8,760	$82,422	$36,304	$8,760	$118,726	$127,486	$97,240	$30,246	$33,173	$—	1997

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(Dollars in thousands)

			2024								2023	2024
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
eaves West Windsor	West Windsor, NJ	512	$5,585	$21,752	$36,652	$5,585	$58,404	$63,989	$40,726	$23,263	$24,499	$—	1988/1993
Avalon at Edgewater I	Edgewater, NJ	168	5,982	24,389	11,491	5,982	35,880	41,862	25,485	16,377	17,384	—	2002
Avalon at Florham Park	Florham Park, NJ	270	6,647	34,906	18,662	6,647	53,568	60,215	38,036	22,179	23,180	—	2001
Avalon North Bergen	North Bergen, NJ	164	8,984	30,994	1,658	8,984	32,652	41,636	14,366	27,270	28,298	—	2012
Avalon at Wesmont Station I	Wood-Ridge, NJ	266	14,682	41,610	5,435	14,682	47,045	61,727	20,566	41,161	42,133	—	2012
Avalon at Wesmont Station II	Wood-Ridge, NJ	140	6,502	16,851	934	6,502	17,785	24,287	7,378	16,909	17,524	—	2013
Avalon Bloomingdale	Bloomingdale, NJ	174	3,006	27,801	1,396	3,006	29,197	32,203	11,273	20,930	21,732	—	2014
Avalon Wharton	Wharton, NJ	247	2,273	48,609	1,732	2,273	50,341	52,614	17,783	34,831	36,634	—	2015
Avalon Bloomfield Station (1)	Bloomfield, NJ	224	10,701	36,430	2,473	10,701	38,903	49,604	12,888	36,716	37,961	—	2015
Avalon Roseland	Roseland, NJ	136	11,288	34,868	1,252	11,288	36,120	47,408	12,060	35,348	36,281	—	2015
Avalon Princeton	Princeton, NJ	280	26,461	68,003	2,179	26,461	70,182	96,643	20,774	75,869	77,831	—	2017
Avalon Union	Union, NJ	202	11,695	36,315	1,874	11,695	38,189	49,884	11,903	37,981	38,919	—	2016
Avalon Hoboken	Hoboken, NJ	217	37,237	94,990	3,375	37,237	98,365	135,602	35,951	99,651	102,490	—	2008/2016
Avalon Maplewood	Maplewood, NJ	235	15,179	49,425	3,065	15,179	52,490	67,669	14,974	52,695	54,149	—	2018
Avalon Boonton	Boonton, NJ	350	3,595	89,407	2,055	3,595	91,462	95,057	19,510	75,547	78,339	—	2019
Avalon Teaneck	Teaneck, NJ	248	12,588	60,257	139	12,588	60,396	72,984	12,471	60,513	62,773	—	2020
Avalon Piscataway	Piscataway, NJ	360	14,329	75,897	1,473	14,329	77,370	91,699	18,095	73,604	75,411	—	2019
Avalon Old Bridge	Old Bridge, NJ	252	6,895	64,907	693	6,895	65,600	72,495	10,673	61,822	64,494	—	2021
Avalon at Edgewater II	Edgewater, NJ	240	8,605	60,809	329	8,605	61,138	69,743	15,672	54,071	55,853	—	2018
Total New Jersey		5,189	$220,994	$1,000,642	$133,171	$220,994	$1,133,813	$1,354,807	$457,824	$896,983	$929,058	$—
TOTAL METRO NY/NJ		12,540	$977,181	$3,083,768	$332,336	$977,181	$3,416,104	$4,393,285	$1,441,880	$2,951,405	$3,044,485	$300,700

MID-ATLANTIC
Washington Metro/Baltimore, MD
Avalon at Foxhall (2)	Washington, D.C.	308	$6,848	$27,614	$27,641	$6,848	$55,255	$62,103	$45,229	$16,874	$18,123	$—	1982/1994
Avalon at Gallery Place	Washington, D.C.	203	8,800	39,658	7,353	8,800	47,011	55,811	33,431	22,380	23,933	—	2003
AVA H Street	Washington, D.C.	138	7,425	25,282	1,530	7,425	26,812	34,237	11,060	23,177	23,334	—	2013
Avalon The Albemarle	Washington DC	234	25,140	55,945	8,135	25,140	64,080	89,220	30,539	58,681	60,875	—	1966/2013
eaves Tunlaw Gardens	Washington, D.C.	166	16,430	24,602	1,706	16,430	26,308	42,738	11,950	30,788	31,231	—	1944/2013
The Statesman	Washington, D.C.	281	38,140	38,732	4,137	38,140	42,869	81,009	20,620	60,389	61,871	—	1961/2013
eaves Glover Park	Washington, D.C.	120	9,580	28,082	1,532	9,580	29,614	39,194	13,789	25,405	26,198	—	1953/2013
AVA Van Ness	Washington, D.C.	269	22,890	61,701	23,324	22,890	85,025	107,915	33,784	74,131	76,501	—	1978/2013
Avalon First and M	Washington, D.C.	469	43,700	156,300	4,115	43,700	160,415	204,115	66,823	137,292	142,452	—	2012/2013
AVA NoMa	Washington, D.C.	438	25,246	114,933	2,595	25,246	117,528	142,774	34,236	108,538	111,563	—	2018
eaves Washingtonian Center	North Potomac, MD	288	4,047	18,553	9,822	4,047	28,375	32,422	23,605	8,817	8,892	—	1996
eaves Columbia Town Center I	Columbia, MD	392	8,802	35,536	17,794	8,802	53,330	62,132	33,957	28,175	28,778	—	1986/1993
Avalon at Grosvenor Station	North Bethesda, MD	497	29,159	52,993	12,951	29,159	65,944	95,103	44,836	50,267	50,315	—	2004

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(Dollars in thousands)

			2024								2023	2024
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
Avalon at Traville	Rockville, MD	520	$14,365	$55,398	$11,930	$14,365	$67,328	$81,693	$47,210	$34,483	$36,097	$—	2004
AVA Wheaton	Wheaton, MD	319	6,494	69,027	343	6,494	69,370	75,864	19,023	56,841	58,982	—	2018
Kanso Twinbrook	Rockville, MD	238	9,151	56,955	53	9,151	57,008	66,159	8,546	57,613	59,823	—	2021
Avalon Hunt Valley	Hunt Valley, MD	332	10,872	62,974	1,036	10,872	64,010	74,882	18,511	56,371	57,901	—	2017
Avalon Laurel (2)	Laurel, MD	344	10,130	61,685	4,210	10,130	65,895	76,025	18,473	57,552	56,200	—	2017
Avalon Towson	Towson, MD	371	12,906	98,279	32	12,906	98,311	111,217	17,471	93,746	97,691	—	2020
Avalon Fairway Hills - Meadows	Columbia, MD	192	2,323	9,297	9,542	2,323	18,839	21,162	13,275	7,887	7,475	—	1987/1996
Avalon Fairway Hills - Woods	Columbia, MD	336	3,958	15,839	17,016	3,958	32,855	36,813	22,948	13,865	14,722	—	1987/1996
Avalon Arundel Crossing II	Linthicum Heights, MD	310	12,208	72,422	986	12,208	73,408	85,616	20,996	64,620	66,852	—	2018/2018
Avalon 555 President	Baltimore, MD	400	13,168	121,773	84	13,168	121,857	135,025	21,282	113,743	118,797	—	2021
Kanso Silver Spring	Silver Spring, MD	151	3,471	42,108	1,856	3,471	43,964	47,435	10,022	37,413	38,923	—	2009/2019
Avalon Foundry Row	Owings Mills, MD	437	11,132	86,261	5	11,132	86,266	97,398	12,118	85,280	88,864	—	2022
Avalon Arundel Crossing	Linthicum Heights, MD	384	9,933	111,114	777	9,933	111,891	121,824	20,862	100,962	105,866	—	2020/2021
Avalon Russett	Laurel, MD	238	10,200	49,834	6,437	10,200	56,271	66,471	25,479	40,992	41,769	32,200	1999/2013
eaves Fair Lakes	Fairfax, VA	420	6,096	24,400	16,364	6,096	40,764	46,860	33,232	13,628	15,311	—	1989/1996
AVA Ballston	Arlington, VA	344	7,291	29,177	28,870	7,291	58,047	65,338	40,322	25,016	25,825	—	1990
eaves Fairfax City	Fairfax, VA	141	2,152	8,907	6,004	2,152	14,911	17,063	11,577	5,486	5,860	—	1988/1997
Avalon Tysons Corner (2)	Tysons Corner, VA	558	13,851	43,397	25,232	13,851	68,629	82,480	48,808	33,672	29,733	—	1996
Avalon at Arlington Square	Arlington, VA	842	22,041	90,296	41,915	22,041	132,211	154,252	85,469	68,783	70,724	—	2001
eaves Fairfax Towers	Falls Church, VA	415	17,889	74,727	17,382	17,889	92,109	109,998	42,776	67,222	70,003	—	1978/2011
Avalon Mosaic	Fairfax, VA	531	33,490	75,801	3,527	33,490	79,328	112,818	29,585	83,233	85,273	—	2014
Avalon Potomac Yard	Alexandria, VA	323	24,225	84,530	2,094	24,225	86,624	110,849	31,065	79,784	82,277	—	2014/2016
Avalon Clarendon	Arlington, VA	300	22,573	99,297	8,198	22,573	107,495	130,068	38,282	91,786	94,537	—	2002/2016
Avalon Dunn Loring	Vienna, VA	440	29,377	120,884	2,343	29,377	123,227	152,604	39,524	113,080	116,566	—	2012/2017
eaves Tysons Corner (2)	Vienna, VA	217	16,030	47,572	3,051	16,030	50,623	66,653	24,637	42,016	43,403	—	1980/2013
Avalon Courthouse Place	Arlington, VA	564	56,550	185,632	13,819	56,550	199,451	256,001	86,376	169,625	175,646	—	1999/2013
Avalon Arlington North	Arlington, VA	228	21,600	59,076	10,173	21,600	69,249	90,849	26,281	64,568	66,737	—	2014
Avalon Reston Landing	Reston, VA	400	26,710	86,934	13,433	26,710	100,367	127,077	49,089	77,988	81,597	—	2000/2013
Avalon Falls Church	Falls Church, VA	384	39,544	66,160	5,223	39,544	71,383	110,927	22,513	88,414	86,209	—	2016
TOTAL MID-ATLANTIC		14,482	$715,937	$2,689,687	$374,570	$715,937	$3,064,257	$3,780,194	$1,289,611	$2,490,583	$2,563,729	$32,200

SOUTHEAST FLORIDA
Avalon 850 Boca	Boca Raton, FL	370	$21,430	$117,895	$2,576	$21,430	$120,471	$141,901	$35,345	$106,556	$110,254	$—	2017/2017
Avalon Doral	Doral, FL	350	23,375	93,027	(61)	23,375	92,966	116,341	14,060	102,281	105,597	—	2020
Avalon West Palm Beach	West Palm Beach, FL	290	9,597	94,119	4,461	9,597	98,580	108,177	26,177	82,000	84,017	—	2018/2018
Avalon Bonterra	Hialeah, FL	314	16,655	73,977	1,158	16,655	75,135	91,790	20,811	70,979	73,720	—	2018/2019
Avalon Toscana	Margate, FL	240	9,213	51,480	1,229	9,213	52,709	61,922	12,965	48,957	51,019	—	2016/2019

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(Dollars in thousands)

			2024								2023	2024
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
Avalon Fort Lauderdale	Fort Lauderdale, FL	243	$20,029	$126,505	$2,880	$20,029	$129,385	$149,414	$18,929	$130,485	$135,558	$—	2020/2021
Avalon Miramar	Miramar, FL	380	17,959	116,276	823	17,959	117,099	135,058	19,996	115,062	119,360	—	2018/2021
Avalon Miramar Park Place	Miramar, FL	650	50,919	245,728	1,043	50,919	246,771	297,690	39,457	258,233	267,871	—	2022/2022
TOTAL SOUTHEAST FLORIDA		2,837	$169,177	$919,007	$14,109	$169,177	$933,116	$1,102,293	$187,740	$914,553	$947,396	$—

DENVER,CO
Avalon Denver West	Lakewood, CO	252	$8,047	$69,373	$2,387	$8,047	$71,760	$79,807	$21,907	$57,900	$59,841	$—	2016/2017
Avalon Castle Rock at the Meadows	Castle Rock, CO	240	8,527	65,325	1,090	8,527	66,415	74,942	18,397	56,545	58,371	—	2018/2018
Avalon Red Rocks	Littleton, CO	256	4,461	71,477	549	4,461	72,026	76,487	20,219	56,268	58,355	—	2018/2018
Avalon Southlands	Aurora, CO	338	5,101	86,653	682	5,101	87,335	92,436	23,768	68,668	71,356	—	2018/2019
AVA RiNo	Denver, CO	246	15,152	71,666	—	15,152	71,666	86,818	8,289	78,529	81,358	—	2022
Avalon Flatirons	Lafayette, CO	207	7,390	88,438	418	7,390	88,856	96,246	11,573	84,673	87,889	—	2020/2022
TOTAL DENVER, CO		1,539	$48,678	$452,932	$5,126	$48,678	$458,058	$506,736	$104,153	$402,583	$417,170	$—

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek	Redmond, WA	264	$6,786	$27,641	$10,172	$6,786	$37,813	$44,599	$31,304	$13,295	$14,044	$—	1998/1998
Avalon Bellevue	Bellevue, WA	201	6,664	24,119	8,132	6,664	32,251	38,915	24,210	14,705	16,079	—	2001
eaves RockMeadow	Bothell, WA	206	4,777	19,765	7,380	4,777	27,145	31,922	20,657	11,265	11,405	—	2000/2000
Avalon ParcSquare	Redmond, WA	124	3,789	15,139	5,854	3,789	20,993	24,782	16,100	8,682	8,256	—	2000/2000
Avalon Meydenbauer	Bellevue, WA	368	12,697	77,450	9,388	12,697	86,838	99,535	48,733	50,802	52,836	—	2008
Avalon Towers Bellevue (3)	Bellevue, WA	397	—	123,029	8,844	—	131,873	131,873	63,549	68,324	71,663	—	2011
AVA Queen Anne	Seattle, WA	203	12,081	41,618	2,233	12,081	43,851	55,932	19,797	36,135	37,425	—	2012
Avalon Alderwood I	Lynnwood, WA	367	12,294	55,627	1,407	12,294	57,034	69,328	20,395	48,933	50,500	—	2015
AVA Capitol Hill	Seattle, WA	249	20,613	59,986	1,756	20,613	61,742	82,355	20,306	62,049	63,829	—	2016
Avalon Esterra Park	Redmond, WA	482	23,178	112,986	1,974	23,178	114,960	138,138	34,280	103,858	107,376	—	2017
Avalon Alderwood II	Lynnwood, WA	124	5,072	21,418	248	5,072	21,666	26,738	6,361	20,377	20,991	—	2016
Avalon Newcastle Commons I	Newcastle, WA	378	9,649	111,600	1,957	9,649	113,557	123,206	30,124	93,082	96,521	—	2017
Avalon Belltown Towers	Seattle, WA	274	24,638	121,064	1,413	24,638	122,477	147,115	26,031	121,084	125,497	—	2019
AVA Esterra Park	Redmond, WA	323	16,405	74,568	113	16,405	74,681	91,086	16,898	74,188	76,695	—	2019
Avalon Newcastle Commons II	Newcastle, WA	293	6,982	99,969	208	6,982	100,177	107,159	14,434	92,725	96,417	—	2021
Avalon North Creek	Bothell, WA	316	13,498	69,013	97	13,498	69,110	82,608	14,600	68,008	70,524	—	2020
eaves Redmond Campus	Redmond, WA	374	15,665	84,852	29,388	15,665	114,240	129,905	50,811	79,094	82,813	—	1991/2013
Archstone Redmond Lakeview	Redmond, WA	166	10,250	28,163	5,981	10,250	34,144	44,394	17,669	26,725	27,919	—	1987/2013
TOTAL PACIFIC NORTHWEST		5,109	$205,038	$1,168,007	$96,545	$205,038	$1,264,552	$1,469,590	$476,259	$993,331	$1,030,790	$—

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(Dollars in thousands)

			2024								2023	2024
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
NORTHERN CALIFORNIA
San Jose, CA
Avalon Campbell	Campbell, CA	348	$11,830	$47,825	$16,213	$11,830	$64,038	$75,868	$50,750	$25,118	$26,846	$—	1995
eaves San Jose	San Jose, CA	442	12,920	53,047	20,867	12,920	73,914	86,834	53,435	33,399	35,666	—	1985/1996
Avalon on the Alameda	San Jose, CA	307	6,119	50,214	15,090	6,119	65,304	71,423	51,285	20,138	22,240	—	1999
Avalon Silicon Valley	Sunnyvale, CA	714	20,713	99,573	41,333	20,713	140,906	161,619	105,580	56,039	59,113	—	1998
Avalon Mountain View	Mountain View, CA	248	9,755	39,387	13,452	9,755	52,839	62,594	43,710	18,884	20,758	—	1986
eaves Creekside	Mountain View, CA	300	6,546	26,263	23,413	6,546	49,676	56,222	37,710	18,512	20,143	—	1962/1997
Avalon at Cahill Park	San Jose, CA	218	4,765	47,600	5,289	4,765	52,889	57,654	39,583	18,071	19,848	—	2002
Avalon Towers on the Peninsula	Mountain View, CA	211	9,560	56,136	16,868	9,560	73,004	82,564	49,363	33,201	34,617	—	2002
Avalon Morrison Park	San Jose, CA	250	13,837	64,521	2,090	13,837	66,611	80,448	25,221	55,227	57,299	—	2014
Avalon Willow Glen	San Jose, CA	412	46,060	85,637	5,564	46,060	91,201	137,261	44,832	92,429	95,551	—	2002/2013
eaves West Valley	San Jose, CA	873	90,890	138,555	11,317	90,890	149,872	240,762	71,451	169,311	174,470	—	1970/2013
eaves Mountain View at Middlefield	Mountain View, CA	404	64,070	73,438	14,821	64,070	88,259	152,329	46,178	106,151	110,005	—	1969/2013
Total San Jose, CA		4,727	$297,065	$782,196	$186,317	$297,065	$968,513	$1,265,578	$619,098	$646,480	$676,556	$—

Oakland - East Bay, CA
Avalon Fremont	Fremont, CA	308	$10,746	$43,399	$31,906	$10,746	$75,305	$86,051	$48,992	$37,059	$39,436	$—	1992/1994
eaves Dublin (2)	Dublin, CA	204	5,276	19,642	27,254	5,276	46,896	52,172	25,551	26,621	14,594	—	1989/1997
eaves Pleasanton	Pleasanton, CA	456	11,610	46,552	54,062	11,610	100,614	112,224	58,406	53,818	52,044	—	1988/1994
eaves Union City	Union City, CA	208	4,249	16,820	6,001	4,249	22,821	27,070	19,353	7,717	7,903	—	1973/1996
eaves Fremont	Fremont, CA	237	6,581	26,583	13,352	6,581	39,935	46,516	32,157	14,359	15,628	—	1985/1994
Avalon Union City	Union City, CA	439	14,732	104,024	7,955	14,732	111,979	126,711	58,088	68,623	71,867	—	2009
Avalon Walnut Creek (3)	Walnut Creek, CA	422	—	148,846	8,215	—	157,061	157,061	77,412	79,649	84,385	4,681	2010
Avalon Dublin Station	Dublin, CA	253	7,772	72,142	2,454	7,772	74,596	82,368	27,827	54,541	56,225	—	2014
Avalon Dublin Station II	Dublin, CA	252	7,762	76,587	1,596	7,762	78,183	85,945	23,732	62,213	63,881	—	2016
Avalon Public Market (1)	Emeryville, CA	289	27,394	149,011	(2,963)	27,394	146,048	173,442	28,117	145,325	150,880	—	2020
Avalon Walnut Creek II (3)	Walnut Creek, CA	200	—	111,073	2,461	—	113,534	113,534	18,774	94,760	98,785	—	2020
eaves Walnut Creek	Walnut Creek, CA	510	30,320	86,475	15,494	30,320	101,969	132,289	45,125	87,164	89,379	—	1987/2013
Avalon Walnut Ridge I	Walnut Creek, CA	106	9,860	20,630	5,494	9,860	26,124	35,984	11,443	24,541	25,192	—	2000/2013
Avalon Walnut Ridge II	Walnut Creek, CA	360	27,190	60,209	11,593	27,190	71,802	98,992	32,710	66,282	68,241	—	1989/2013
Total Oakland - East Bay, CA		4,244	$163,492	$981,993	$184,874	$163,492	$1,166,867	$1,330,359	$507,687	$822,672	$838,440	$4,681

San Francisco, CA
AVA Nob Hill	San Francisco, CA	185	$5,403	$21,567	$12,489	$5,403	$34,056	$39,459	$25,989	$13,470	$13,732	$—	1990/1995
eaves Foster City	Foster City, CA	290	7,852	31,445	17,454	7,852	48,899	56,751	37,706	19,045	19,576	—	1973/1994
eaves Pacifica	Pacifica, CA	220	6,125	24,792	6,107	6,125	30,899	37,024	26,665	10,359	11,048	—	1971/1995

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(Dollars in thousands)

			2024								2023	2024
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
Avalon Sunset Towers	San Francisco, CA	243	$3,561	$21,313	$17,915	$3,561	$39,228	$42,789	$29,787	$13,002	$14,142	$—	1961/1996
Avalon at Mission Bay I	San Francisco, CA	250	14,029	78,452	11,820	14,029	90,272	104,301	66,712	37,589	39,717	—	2003
Avalon at Mission Bay III	San Francisco, CA	260	28,687	119,156	2,031	28,687	121,187	149,874	63,247	86,627	90,364	—	2009
Avalon Ocean Avenue	San Francisco, CA	173	5,544	50,906	3,715	5,544	54,621	60,165	23,938	36,227	37,777	—	2012
AVA 55 Ninth	San Francisco, CA	273	20,267	97,321	1,822	20,267	99,143	119,410	37,257	82,153	85,383	—	2014
Avalon Hayes Valley	San Francisco, CA	182	12,595	81,228	1,540	12,595	82,768	95,363	28,039	67,324	69,869	—	2015
Avalon Dogpatch	San Francisco, CA	326	23,523	180,698	835	23,523	181,533	205,056	46,162	158,894	164,414	—	2018
Avalon San Bruno I	San Bruno, CA	300	40,780	71,352	7,368	40,780	78,720	119,500	37,665	81,835	84,122	55,250	2004/2013
Avalon San Bruno II	San Bruno, CA	185	23,787	46,609	2,972	23,787	49,581	73,368	21,243	52,125	53,227	—	2007/2013
Avalon San Bruno III	San Bruno, CA	187	33,303	65,255	2,117	33,303	67,372	100,675	28,791	71,884	73,424	51,000	2010/2013
Total San Francisco, CA		3,074	$225,456	$890,094	$88,185	$225,456	$978,279	$1,203,735	$473,201	$730,534	$756,795	$106,250
TOTAL NORTHERN CALIFORNIA		12,045	$686,013	$2,654,283	$459,376	$686,013	$3,113,659	$3,799,672	$1,599,986	$2,199,686	$2,271,791	$110,931

SOUTHERN CALIFORNIA
Los Angeles, CA
AVA Burbank	Burbank, CA	750	$22,483	$28,078	$59,108	$22,483	$87,186	$109,669	$61,596	$48,073	$47,224	$—	1961/1997
Avalon Woodland Hills	Woodland Hills, CA	663	23,828	40,329	89,549	23,828	129,878	153,706	73,009	80,697	82,691	—	1989/1997
eaves Warner Center (2)	Woodland Hills, CA	228	7,045	12,974	18,090	7,045	31,064	38,109	23,286	14,823	12,227	—	1979/1998
Avalon Glendale (3)	Glendale, CA	223	—	42,564	4,521	—	47,085	47,085	33,662	13,423	14,636	—	2003
Avalon Burbank	Burbank, CA	401	14,053	56,814	32,377	14,053	89,191	103,244	58,956	44,288	44,329	—	1988/2002
Avalon Camarillo	Camarillo, CA	249	8,446	40,239	5,492	8,446	45,731	54,177	28,653	25,524	26,472	—	2006
Avalon Wilshire	Los Angeles, CA	125	5,459	41,174	7,869	5,459	49,043	54,502	30,231	24,271	26,124	—	2007
Avalon Encino	Encino, CA	132	12,789	49,062	5,168	12,789	54,230	67,019	29,008	38,011	38,842	—	2008
Avalon Warner Place	Canoga Park, CA	210	7,920	44,823	4,087	7,920	48,910	56,830	27,297	29,533	31,232	—	2008
AVA Little Tokyo	Los Angeles, CA	280	14,734	93,977	2,750	14,734	96,727	111,461	34,411	77,050	79,899	—	2015
eaves Phillips Ranch	Pomona, CA	503	9,796	41,675	17,506	9,796	59,181	68,977	26,694	42,283	41,537	—	1989/2011
eaves San Dimas	San Dimas, CA	102	1,916	7,803	3,224	1,916	11,027	12,943	5,411	7,532	7,460	—	1978/2011
eaves San Dimas Canyon	San Dimas, CA	156	2,953	12,369	2,786	2,953	15,155	18,108	7,403	10,705	10,917	—	1981/2011
AVA Pasadena	Pasadena, CA	84	8,400	11,522	6,865	8,400	18,387	26,787	7,750	19,037	19,238	—	1973/2012
eaves Cerritos	Artesia, CA	151	8,305	21,195	3,267	8,305	24,462	32,767	10,406	22,361	23,100	—	1973/2012
Avalon Playa Vista	Los Angeles, CA	309	30,900	71,944	10,551	30,900	82,495	113,395	38,120	75,275	77,685	—	2006/2012
Avalon San Dimas	San Dimas, CA	162	9,141	30,726	3,711	9,141	34,437	43,578	11,859	31,719	30,005	—	2014
Avalon Glendora	Glendora, CA	281	18,311	64,303	1,429	18,311	65,732	84,043	21,457	62,586	64,455	—	2016
Avalon West Hollywood	West Hollywood, CA	294	35,214	118,926	2,584	35,214	121,510	156,724	33,905	122,819	126,390	—	2017
Avalon Mission Oaks	Camarillo, CA	160	9,600	38,666	2,034	9,600	40,700	50,300	15,829	34,471	35,291	—	2014
Avalon Chino Hills	Chino Hills, CA	331	16,617	79,829	1,682	16,617	81,511	98,128	22,663	75,465	77,760	—	2017
AVA Hollywood at La Pietra Place	Los Angeles, CA	695	99,309	272,596	2,499	99,309	275,095	374,404	48,530	325,874	336,203	—	2021

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(Dollars in thousands)

			2024								2023	2024
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
Avalon Cerritos	Cerritos, CA	132	$8,869	$52,025	$665	$8,869	$52,690	$61,559	$12,448	$49,111	$50,789	$30,250	2017/2019
Avalon Monrovia	Monrovia, CA	154	12,125	56,202	374	12,125	56,576	68,701	7,918	60,783	62,904	—	2021
Avalon Simi Valley	Simi Valley, CA	500	42,020	77,521	10,470	42,020	87,991	130,011	40,302	89,709	92,163	—	2007/2013
AVA Studio City II	Studio City, CA	101	4,626	23,840	7,347	4,626	31,187	35,813	13,486	22,327	23,370	—	1991/2013
Avalon Studio City	Studio City, CA	276	15,756	81,361	17,011	15,756	98,372	114,128	44,667	69,461	72,739	—	2002/2013
Avalon Calabasas	Calabasas, CA	600	42,720	112,911	25,819	42,720	138,730	181,450	74,665	106,785	111,007	—	1988/2013
Avalon Oak Creek	Agoura Hills, CA	338	43,540	83,625	10,657	43,540	94,282	137,822	49,769	88,053	90,522	—	2004/2013
Avalon Santa Monica on Main	Santa Monica, CA	133	32,000	63,612	14,294	32,000	77,906	109,906	32,915	76,991	79,077	—	2007/2013
eaves Old Town Pasadena	Pasadena, CA	96	9,110	16,316	6,743	9,110	23,059	32,169	10,080	22,089	22,719	—	1972/2013
eaves Thousand Oaks	Thousand Oaks, CA	158	13,950	21,574	6,198	13,950	27,772	41,722	15,637	26,085	26,892	—	1992/2013
eaves Los Feliz	Los Angeles, CA	263	18,940	46,201	12,644	18,940	58,845	77,785	26,613	51,172	52,846	41,400	1989/2013
AVA Toluca Hills (2)	Los Angeles, CA	1,151	86,450	170,276	95,364	86,450	265,640	352,090	102,318	249,772	248,197	—	1973/2013
eaves Woodland Hills	Woodland Hills, CA	891	68,940	96,808	24,026	68,940	120,834	189,774	60,028	129,746	131,151	111,500	1971/2013
Avalon Thousand Oaks Plaza	Thousand Oaks, CA	148	12,810	24,045	4,194	12,810	28,239	41,049	13,499	27,550	27,450	—	2002/2013
Avalon Pasadena	Pasadena, CA	120	10,240	33,038	5,743	10,240	38,781	49,021	16,612	32,409	33,453	—	2004/2013
AVA Studio City I	Studio City, CA	450	17,658	94,249	34,908	17,658	129,157	146,815	54,024	92,791	96,708	—	1987/2013
Total Los Angeles, CA		12,000	$806,973	$2,275,192	$563,606	$806,973	$2,838,798	$3,645,771	$1,225,117	$2,420,654	$2,475,704	$183,150

Orange County, CA
AVA Newport	Costa Mesa, CA	145	$1,975	$3,814	$11,792	$1,975	$15,606	$17,581	$10,478	$7,103	$6,696	$—	1956/1996
eaves Mission Viejo	Mission Viejo, CA	166	2,517	9,241	6,979	2,517	16,220	18,737	13,024	5,713	5,748	—	1984/1996
eaves South Coast	Costa Mesa, CA	258	4,709	16,063	15,755	4,709	31,818	36,527	24,428	12,099	13,043	—	1973/1996
eaves Santa Margarita	Rancho Santa Margarita, CA	302	4,607	16,895	15,861	4,607	32,756	37,363	24,362	13,001	13,626	—	1990/1997
eaves Huntington Beach	Huntington Beach, CA	304	4,871	19,729	13,791	4,871	33,520	38,391	28,606	9,785	10,354	—	1971/1997
Avalon Irvine I	Irvine, CA	279	9,911	67,504	9,080	9,911	76,584	86,495	39,040	47,455	49,535	—	2010
Avalon Irvine II	Irvine, CA	179	4,358	40,890	1,807	4,358	42,697	47,055	17,651	29,404	30,843	—	2013
eaves Lake Forest	Lake Forest, CA	225	5,199	21,117	8,662	5,199	29,779	34,978	14,489	20,489	21,201	—	1975/2011
Avalon Baker Ranch	Lake Forest, CA	430	31,689	98,004	1,623	31,689	99,627	131,316	33,927	97,389	100,111	—	2015
Avalon Irvine III	Irvine, CA	156	11,607	43,973	719	11,607	44,692	56,299	13,898	42,401	43,554	—	2016
Avalon Brea Place	Brea, CA	653	72,925	220,193	38	72,925	220,231	293,156	25,816	267,340	275,756	—	2022
eaves Seal Beach	Seal Beach, CA	549	46,790	104,129	34,702	46,790	138,831	185,621	56,813	128,808	133,471	—	1971/2013
Avalon Huntington Beach	Huntington Beach, CA	378	13,055	105,981	1,430	13,055	107,411	120,466	31,757	88,709	92,157	—	2017
Total Orange County, CA		4,024	$214,213	$767,533	$122,239	$214,213	$889,772	$1,103,985	$334,289	$769,696	$796,095	$—

San Diego, CA
AVA Pacific Beach	San Diego, CA	564	$9,922	$40,580	$45,027	$9,922	$85,607	$95,529	$61,955	$33,574	$35,778	$—	1969/1997
eaves Mission Ridge	San Diego, CA	200	2,710	10,924	16,894	2,710	27,818	30,528	22,093	8,435	8,784	—	1960/1997

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(Dollars in thousands)

			2024								2023	2024
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
eaves San Marcos	San Marcos, CA	184	$3,277	$13,385	$9,605	$3,277	$22,990	$26,267	$9,254	$17,013	$15,757	$—	1988/2011
eaves Rancho Penasquitos	San Diego, CA	250	6,692	27,143	13,603	6,692	40,746	47,438	19,603	27,835	29,195	—	1986/2011
Avalon Vista	Vista, CA	221	12,689	43,328	1,268	12,689	44,596	57,285	15,502	41,783	43,039	—	2015
eaves La Mesa	La Mesa, CA	168	9,490	29,412	5,020	9,490	34,432	43,922	18,022	25,900	26,452	—	1989/2013
Avalon La Jolla Colony	San Diego, CA	180	16,760	29,234	11,233	16,760	40,467	57,227	19,117	38,110	39,520	—	1987/2013
Total San Diego, CA		1,767	$61,540	$194,006	$102,650	$61,540	$296,656	$358,196	$165,546	$192,650	$198,525	$—
TOTAL SOUTHERN CALIFORNIA		17,791	$1,082,726	$3,236,731	$788,495	$1,082,726	$4,025,226	$5,107,952	$1,724,952	$3,383,000	$3,470,324	$183,150

OTHER EXPANSION REGIONS
North Carolina
Avalon South End	Charlotte, NC	265	$13,723	$90,017	$4,019	$13,723	$94,036	$107,759	$15,261	$92,498	$95,961	$—	2020/2021
AVA South End	Charlotte, NC	164	9,367	45,277	2,441	9,367	47,718	57,085	6,801	50,284	51,367	—	2013/2021
Avalon Hawk (1)	Charlotte, NC	71	2,564	44,255	3	2,564	44,258	46,822	5,443	41,379	43,118	—	2021/2021
Avalon Highland Creek	Charlotte, NC	260	4,586	73,014	157	4,586	73,171	77,757	9,086	68,671	71,893	—	2022/2022
Total North Carolina		760	$30,240	$252,563	$6,620	$30,240	$259,183	$289,423	$36,591	$252,832	$262,339	$—

Texas
Avalon Lakeside	Flower Mound, TX	425	$15,073	$102,992	$533	$15,073	$103,525	$118,598	$19,021	$99,577	$103,640	$—	2015/2021
Avalon Addison	Addison, TX	196	11,174	59,132	615	11,174	59,747	70,921	7,395	63,526	65,262	—	1995/2022
Total Texas		621	$26,247	$162,124	$1,148	$26,247	$163,272	$189,519	$26,416	$163,103	$168,902
TOTAL OTHER EXPANSION REGIONS		1,381	$56,487	$414,687	$7,768	$56,487	$422,455	$478,942	$63,007	$415,935	$431,241	$—

TOTAL SAME STORE		76,858	$4,317,304	$16,585,720	$2,528,368	$4,317,304	$19,114,088	$23,431,392	$7,871,238	$15,560,154	$16,055,000	$671,981

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(Dollars in thousands)

			2024								2023	2024
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
OTHER STABILIZED
AVA Balboa Park	San Diego, CA	100	$10,537	$40,644	$12	$10,537	$40,656	$51,193	$880	$50,313	$—		2015/2024
Avalon Cherry Hills	Englewood, CO	306	9,798	85,418	30	9,798	85,448	95,246	3,391	91,855	—	—	2015/2024
Avalon Lowry	Denver, CO	347	15,382	121,429	—	15,382	121,429	136,811	600	136,211	—		2019/2024
Avalon North Andover	North Andover, MA	221	13,617	63,000	1	13,617	63,001	76,618	4,733	71,885	73,317	—	2023
Avalon Brighton	Boston, MA	180	11,160	77,866	335	11,160	78,201	89,361	5,214	84,147	86,355	—	2023
Avalon Mooresville	Mooresville, NC	203	3,770	48,939	171	3,770	49,110	52,880	3,392	49,488	51,437	—	2017/2023
Avalon Perimeter Park	Morrisville, NC	262	11,533	55,411	26	11,533	55,437	66,970	2,484	64,486	—	—	2018/2024
Avalon Somerville Station	Somerville, NJ	374	16,663	98,452	356	16,663	98,808	115,471	8,702	106,769	109,877	—	2023
The Park Loggia Commercial	New York, NY	N/A	77,393	76,410	10,558	77,393	86,968	164,361	16,194	148,167	151,200	—	2019
Avalon Harrison	Harrison, NY	143	14,380	75,858	565	14,380	76,423	90,803	7,560	83,243	85,632	—	2023
Avalon Harbor Isle	Island Park, NY	172	18,751	76,479	—	18,751	76,479	95,230	6,763	88,467	87,814	—	2022
Avalon Frisco at Main	Frisco, TX	360	11,919	71,954	802	11,919	72,756	84,675	7,213	77,462	80,364	—	2013/2023
Avalon West Plano	Carrollton, TX	568	14,100	123,693	908	14,100	124,601	138,701	14,001	124,700	132,876	62,448	2016/2023
Avalon at Pier 121	Lewisville, TX	300	8,418	54,048	76	8,418	54,124	62,542	3,170	59,372		—	2014/2024
Avalon Townhomes at Bee Cave	Bee Cave, TX	126	7,955	41,282	—	7,955	41,282	49,237	489	48,748		—	2022/2024
AVA Ballston Square	Arlington, VA	714	71,640	240,201	40,066	71,640	280,267	351,907	114,814	237,093	243,879	—	1992/2013
Avalon Wilton on River Rd (4)	Wilton, CT	102	2,116	14,664	8,480	2,116	23,144	25,260	18,309	6,951	7,685	—	1997
TOTAL OTHER STABILIZED		4,478	$319,132	$1,365,748	$62,386	$319,132	$1,428,134	$1,747,266	$217,909	$1,529,357	$1,110,436	$62,448

TOTAL CURRENT COMMUNITIES (5)		81,336	$4,636,436	$17,951,468	$2,590,754	$4,636,436	$20,542,222	$25,178,658	$8,089,147	$17,089,511	$17,165,436	$734,429

DEVELOPMENT (4)
Avalon West Dublin	Dublin, CA	499	$39,070	$221,025	$—	$39,070	$221,025	$260,095	$6,236	$253,859	$239,840	$—	2024
Avalon Pleasanton - Phase 1	Pleasanton, CA	82	—	20,275	—	—	20,275	20,275	—	20,275		—	N/A
Kanso Hillcrest	San Diego, CA	182	—	15,807	—	—	15,807	15,807	—	15,807			N/A
Avalon Westminster Promenade	Westminster, CO	312	6,282	107,568	—	6,282	107,568	113,850	1,131	112,719	91,833	—	2024
Avalon Governor's Park	Denver, CO	304	10,298	125,111	—	10,298	125,111	135,409	645	134,764	106,898	—	2024
Avalon Merrick Park	Miami, FL	254	23,779	79,155	—	23,779	79,155	102,934	4,829	98,105	93,451	—	2023
Avalon South Miami	South Miami, FL	290	—	126,402	—	—	126,402	126,402	—	126,402	43,909	—	N/A
Kanso Milford	Milford, MA	162	14,361	47,357	—	14,361	47,357	61,718	1,008	60,710	38,557	—	2024
Avalon Quincy Adams	Qunicy, MA	288	—	38,834	—	—	38,834	38,834	—	38,834		—	N/A
Avalon Annapolis	Annapolis, MD	508	13,195	160,461	—	13,195	160,461	173,656	372	173,284	115,599	—	N/A
Avalon Hunt Valley West	Hunt Valley, MD	322	—	79,435	—	—	79,435	79,435	—	79,435	29,616	—	N/A
AVA Brewers Hill	Baltimore, MD	418	—	23,182	—	—	23,182	23,182	—	23,182		—	N/A
Avalon Durham	Durham, NC	336	17,329	99,764	—	17,329	99,764	117,093	1,436	115,657	80,784	—	2024

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(Dollars in thousands)

			2024								2023	2024
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
Avalon Lake Norman	Mooresville, NC	345	$—	$59,909	$—	$—	$59,909	$59,909	$—	$59,909	$20,233	$—	N/A
Avalon Carmel	Charlotte, NC	360	—	29,299	—	—	29,299	29,299	—	29,299		—	N/A
Avalon Oakridge I	Durham, NC	459	—	25,229	—	—	25,229	25,229	—	25,229		—	N/A
Avalon W Squared at Princeton Junction	West Windsor, NJ	535	—	118,103	—	—	118,103	118,103	—	118,103	50,414	—	N/A
Avalon Princeton on Harrison	Princeton, NJ	200	—	68,584	—	—	68,584	68,584	—	68,584	25,615	—	N/A
Avalon Wayne	Wayne, NJ	473	—	73,596	—	—	73,596	73,596	—	73,596	23,811	—	N/A
Avalon Parsippany	Parsippany, NJ	410	—	61,470	—	—	61,470	61,470	—	61,470	17,012	—	N/A
Avalon Roseland II	Roseland, NJ	533	—	65,048	—	—	65,048	65,048	—	65,048		—	N/A
Avalon Montville	Pine Brook, NJ	349	8,463	116,478	22	8,463	116,500	124,963	3,780	121,183	110,858	—	2024
Avalon Princeton Circle	Princeton, NJ	221	11,705	75,606	55	11,705	75,661	87,366	3,770	83,596	84,482	—	2023
Avalon Amityville	Amityville, NY	338	22,463	113,328	—	22,463	113,328	135,791	4,368	131,423	122,575	—	2024
Avalon Plano	Plano, TX	155	—	14,502	—	—	14,502	14,502	—	14,502		—	N/A
Avalon Tech Ridge I	Austin, TX	444	—	29,142	—	—	29,142	29,142	—	29,142		—	N/A
Avalon Bothell Commons	Bothell, WA	467	26,699	205,180	155	26,699	205,335	232,034	6,826	225,208	216,782	—	2024
Avalon Redmond Campus	Redmond, WA	214	7,003	81,183	103	7,003	81,286	88,289	2,443	85,846	81,531	—	2024
TOTAL DEVELOPMENT		9,460	$200,647	$2,281,033	$335	$200,647	$2,281,368	$2,482,015	$36,844	$2,445,171	$1,593,800	$—

Land Held for Development		N/A	$151,922	$—	$—	$151,922	$—	$151,922	$—	$151,922	$199,062	$—
Corporate Overhead		N/A	53,179	13,305	70,703	53,179	84,008	137,187	56,729	80,458	36,563	7,400,000
2024 Disposed Communities		N/A	—	—	—	—	—	—	—	—	348,010	—
TOTAL		90,796	$5,042,184	$20,245,806	$2,661,792	$5,042,184	$22,907,598	$27,949,782	$8,182,720	$19,767,062	$19,342,871	$8,134,429	(6)
_________________________________
(1)     Some or all of the land or associated parking structure for this community is subject to a finance lease.
(2)     This community was under redevelopment for some or all of 2024, with the redevelopment activities not expected to materially impact community operations, and therefore this community is included in the Same Store portfolio and not classified as a Redevelopment Community.
(3)    Some or all of the land for this community is subject to an operating lease.
(4) As of December 31, 2024, this community qualified as held for sale.
(5)     Current and Development Communities excludes Unconsolidated Communities and Unconsolidated Development Communities.
(6) Balance outstanding represents total amount due at maturity, and excludes deferred financing costs and debt discount associated with the unsecured and secured notes of $41,216 and $15,964, respectively.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(Dollars in thousands)

Amounts include real estate assets held for sale.

The aggregate cost of total real estate for federal income tax purposes was approximately $26,195,803 at December 31, 2024.

The changes in total real estate assets for the years ended December 31, 2024, 2023 and 2022 are as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Balance, beginning of period	$26,864,833	$25,871,363	$24,927,305
Acquisitions, construction costs and improvements (1)	1,602,790	1,272,558	1,599,311
Dispositions, including casualty losses, and other activity	(517,841)	(279,088)	(655,253)
Balance, end of period	$27,949,782	$26,864,833	$25,871,363
_________________________________
(1)     2023 amounts have been adjusted to reflect the reclassification of software development costs from Furniture, fixtures and equipment to Prepaid expenses and other assets on the Consolidated Balance Sheet.

The changes in accumulated depreciation for the years ended December 31, 2024, 2023 and 2022, are as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Balance, beginning of period	$7,521,962	$6,878,556	$6,217,721
Depreciation (1)	846,853	781,313	814,978
Dispositions, including casualty losses	(186,095)	(137,907)	(154,143)
Balance, end of period	$8,182,720	$7,521,962	$6,878,556
_________________________________
(1)     2023 amounts have been adjusted to reflect the reclassification of software development costs from Furniture, fixtures and equipment to Prepaid expenses and other assets on the Consolidated Balance Sheet.