Form 10-Q
period 2025-03-31
AVALONBAY COMMUNITIES INC
filed 2025-05-08
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

142,368,177 shares of common stock, par value $0.01 per share, were outstanding as of April 30, 2025.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,903,886	$4,888,146
Buildings and improvements	20,625,788	20,454,276
Furniture, fixtures and equipment	1,426,015	1,387,506
	26,955,689	26,729,928
Less accumulated depreciation	(8,351,624)	(8,164,411)
Net operating real estate	18,604,065	18,565,517
Construction in progress, including land	1,198,280	1,042,673
Land held for development	141,978	151,922
Real estate assets held for sale, net	58,141	6,950
Total real estate, net	20,002,464	19,767,062

Cash and cash equivalents	53,255	108,576
Restricted cash	165,852	158,500
Unconsolidated investments	226,622	227,320
Deferred development costs	54,454	43,675
Prepaid expenses and other assets	559,329	540,950
Right of use lease assets	153,738	154,654
Total assets	$21,215,714	$21,000,737

LIABILITIES AND EQUITY
Unsecured notes, net	$7,360,607	$7,358,784
Variable rate unsecured credit facility and commercial paper, net	224,942	—
Mortgage notes payable, net	717,888	718,465
Dividends payable	251,378	244,967
Payables for construction	82,554	85,954
Accrued expenses and other liabilities	351,872	356,987
Lease liabilities	172,226	173,282
Accrued interest payable	75,101	58,377
Resident security deposits	62,863	62,829
Total liabilities	9,299,431	9,059,645

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at March 31, 2025 and December 31, 2024; zero shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at March 31, 2025 and December 31, 2024; 142,368,620 and 142,254,022 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,423	1,422
Additional paid-in capital	11,307,940	11,314,116
Accumulated earnings less dividends	576,486	591,250
Accumulated other comprehensive income	30,434	34,304
Total equity	11,916,283	11,941,092
Total liabilities and equity	$21,215,714	$21,000,737

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended March 31,
	2025	2024
Revenue:
Rental and other income	$744,138	$711,064
Management, development and other fees	1,742	1,795
Total revenue	745,880	712,859

Expenses:
Operating expenses, excluding property taxes	187,030	175,916
Property taxes	81,831	79,780
Expensed transaction, development and other pursuit costs, net of recoveries	4,744	4,245
Interest expense, net	59,864	54,766
Depreciation expense	217,888	212,269
General and administrative expense	19,780	20,331
Casualty and impairment loss	—	2,935
Total expenses	571,137	550,242

(Loss) income from unconsolidated investments	(999)	7,729
Structured Investment Program interest income	6,113	3,118
Gain (loss) on sale of communities	56,469	(70)
Other real estate activity	155	141

Income before income taxes	236,481	173,535
Income tax benefit	116	22

Net income	236,597	173,557
Net income attributable to noncontrolling interests	—	(108)

Net income attributable to common stockholders	$236,597	$173,449

Other comprehensive income:
(Loss) gain on cash flow hedges	(3,597)	7,339
Cash flow hedge (gains) losses reclassified to earnings	(273)	146
Comprehensive income	$232,727	$180,934

Earnings per common share - basic:
Net income attributable to common stockholders	$1.66	$1.22

Earnings per common share - diluted:
Net income attributable to common stockholders	$1.66	$1.22

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Dollars in thousands)

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive income (loss)	Total equity

Balance at December 31, 2024	$1,422	$11,314,116	$591,250	$34,304	$11,941,092
Net income attributable to common stockholders	—	—	236,597	—	236,597
Loss on cash flow hedges, net	—	—	—	(3,597)	(3,597)
Cash flow hedge gains reclassified to earnings	—	—	—	(273)	(273)
Dividends declared to common stockholders ($1.75 per share)	—	—	(250,265)	—	(250,265)
Issuance of common stock, net of withholdings	1	(14,371)	(1,096)	—	(15,466)
Amortization of deferred compensation	—	8,195	—	—	8,195
Balance at March 31, 2025	$1,423	$11,307,940	$576,486	$30,434	$11,916,283

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive income (loss)	Total equity

Balance at December 31, 2023	$1,420	$11,287,626	$478,156	$16,116	$11,783,318
Net income attributable to common stockholders	—	—	173,449	—	173,449
Gain on cash flow hedges, net	—	—	—	7,339	7,339
Cash flow hedge losses reclassified to earnings	—	—	—	146	146
Dividends declared to common stockholders ($1.70 per share)	—	—	(242,701)	—	(242,701)
Issuance of common stock, net of withholdings	2	(16,226)	467	—	(15,757)
Amortization of deferred compensation	—	8,440	—	—	8,440
Balance at March 31, 2024	$1,422	$11,279,840	$409,371	$23,601	$11,714,234

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$236,597	$173,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	217,888	212,269
Amortization of deferred financing costs and debt discount	3,233	3,283
Amortization of stock-based compensation	5,662	5,870
Equity in loss (income) of, and return on, unconsolidated investments and noncontrolling interests, net of eliminations	3,093	(5,742)
Casualty and impairment loss	—	1,415
Expensed transaction, development and other pursuit costs, net of recoveries	4,744	4,245
Cash flow hedge (gains) losses reclassified to earnings	(273)	146
(Gain) loss on sale of real estate assets	(56,660)	62
Increase in prepaid expenses and other assets	(8,963)	(3,753)
Increase in accrued expenses, other liabilities, accrued interest payable and resident security deposits	10,582	21,553
Net cash provided by operating activities	415,903	412,905

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(237,282)	(207,568)
Acquisition of real estate assets	(187,362)	—
Capital expenditures - existing real estate assets	(48,370)	(37,490)
Capital expenditures - non-real estate assets	(256)	(1,200)
Decrease in payables for construction	(3,400)	(536)
Proceeds from sale of real estate, net of selling costs	63,651	3,865
Note receivable lending	(12,560)	(20,861)
Note receivable payments	109	57
Unconsolidated investments	(2,395)	(2,085)
Net cash used in investing activities	(427,865)	(265,818)

Cash flows from financing activities:
Issuance of common stock, net	693	365
Dividends paid	(243,678)	(237,005)
Net borrowings under unsecured credit facility and commercial paper	224,942	—
Repayments of mortgage notes payable, including prepayment penalties	(1,171)	(800)
Payment of deferred financing costs	—	(218)
Payments related to tax withholding for share-based compensation	(16,353)	(16,291)
Noncontrolling interests, joint venture and preferred equity transactions	(440)	(548)
Net cash used in financing activities	(36,007)	(254,497)

Net decrease in cash, cash equivalents and restricted cash	(47,969)	(107,410)

Cash, cash equivalents and restricted cash, beginning of period	267,076	530,960
Cash, cash equivalents and restricted cash, end of period	$219,107	$423,550

Cash paid during the period for interest, net of amount capitalized	$40,160	$37,242
See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$53,255	$287,892
Restricted cash	165,852	135,658
Cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$219,107	$423,550

Supplemental disclosures of non-cash investing and financing activities:

During the three months ended March 31, 2025:

•As described in Note 4, "Equity," the Company issued 181,588 shares of common stock as part of the Company's stock-based compensation plans, of which 103,332 shares related to the conversion of performance awards to shares of common stock, and the remaining 78,256 shares valued at $17,346,000 were issued in connection with new stock grants; 811 shares valued at $176,000 were issued through the Company's dividend reinvestment plan; and 72,196 shares valued at $16,229,000 were withheld to satisfy employees' tax withholding and other liabilities.

•Common stock dividends declared but not paid totaled $249,599,000.

•The Company recorded (i) a decrease to prepaid expenses and other assets of $3,597,000 and a corresponding adjustment to accumulated other comprehensive income; and (ii) reclassified $273,000 of cash flow hedge gains from other comprehensive income to interest expense, net, to record the impact of the Company's derivative and hedging activity.

During the three months ended March 31, 2024:

•The Company issued 248,420 shares of common stock as part of the Company's stock-based compensation plans, of which 146,725 shares related to the conversion of performance awards to shares of common stock, and the remaining 101,695 shares valued at $17,505,000 were issued in connection with new stock grants; 939 shares valued at $169,000 were issued through the Company's dividend reinvestment plan; 91,446 shares valued at $16,291,000 were withheld to satisfy employees' tax withholding and other liabilities; and 1,753 restricted shares with an aggregate value of $336,000 were forfeited.

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

At March 31, 2025, the Company owned or held a direct or indirect ownership interest in 309 apartment communities containing 94,865 apartment homes in 11 states and the District of Columbia, of which 19 communities were under construction. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 28 communities that, if developed as expected, will contain an estimated 8,932 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "Form 10-K"). The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

Earnings per Common Share

Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of shares outstanding during the period. All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common stockholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per common share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per common share on a diluted basis. Diluted earnings per common share was computed using the treasury stock method for performance awards, options, participating securities and forward contracts. The Company's earnings per common share are determined as follows (dollars in thousands, except per share data):

	For the three months ended March 31,
	2025	2024
Basic and diluted shares outstanding
Weighted average common shares - basic	142,113,283	141,902,066
Effect of dilutive securities	373,275	320,689
Weighted average common shares - diluted	142,486,558	142,222,755

Calculation of Earnings per Common Share - basic
Net income attributable to common stockholders	$236,597	$173,449
Net income allocated to unvested restricted shares	(445)	(338)
Net income attributable to common stockholders - basic	$236,152	$173,111

Weighted average common shares - basic	142,113,283	141,902,066

Earnings per common share - basic	$1.66	$1.22

Calculation of Earnings per Common Share - diluted
Net income attributable to common stockholders - diluted	$236,597	$173,449

Weighted average common shares - diluted	142,486,558	142,222,755

Earnings per common share - diluted	$1.66	$1.22

Certain options to purchase shares of common stock in the amounts of 19,266, certain forward contracts to sell shares of common stock in the amounts of 3,921,738, and certain unvested performance awards in the amounts of 43,105 as of March 31, 2025 were not included in the computation of diluted earnings per common share because they were anti-dilutive for the period. Certain options to purchase shares of common stock in the amounts of 309,339 were outstanding as of March 31, 2024 and were not included in the computation of diluted earnings per common share because they were anti-dilutive for the period.

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

For leases that have options to extend the term or terminate the lease early, the Company only factored the impact of such options into the lease term if the option was considered reasonably certain to be exercised. The Company determined the discount rate associated with its ground and office leases on a lease-by-lease basis using the Company’s actual borrowing rates as well as indicative market pricing for longer term rates and taking into consideration the remaining term of the lease agreements. For leases that are 12 months or less, the Company elected the practical expedient to not recognize the lease asset and liability.

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

The following table details the Company’s revenue disaggregated by reportable operating segment, further discussed in Note 8, “Segment Reporting,” for the three months ended March 31, 2025 and 2024. Segment information for total revenue excludes real estate assets that were sold from January 1, 2024 through March 31, 2025, or otherwise qualify as held for sale as of March 31, 2025, as described in Note 6, "Real Estate Disposition Activities" (dollars in thousands):

	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the three months ended March 31, 2025
Management, development and other fees and other ancillary items	$—	$—	$—	$1,742	$1,742
Non-lease related revenue (2)	2,243	1,450	47	—	3,740
Total non-lease revenue	2,243	1,450	47	1,742	5,482

Lease income (3)	699,033	30,872	6,760	—	736,665

Total revenue	$701,276	$32,322	$6,807	$1,742	$742,147

For the three months ended March 31, 2024
Management, development and other fees and other ancillary items	$—	$—	$—	$1,795	$1,795
Non-lease related revenue (2)	2,458	1,326	18	—	3,802
Total non-lease revenue	2,458	1,326	18	1,795	5,597

Lease income (3)	678,133	9,097	536	—	687,766

Total revenue	$680,591	$10,423	$554	$1,795	$693,363
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

Due to the nature and timing of the Company’s identified revenue streams, there were no material amounts of outstanding or unsatisfied performance obligations as of March 31, 2025.

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

The Company recorded an aggregate offset to income for uncollectible lease revenue, net of amounts received from government rent relief programs, for its residential and commercial portfolios of $12,074,000 and $11,482,000 for the three months ended March 31, 2025 and 2024, respectively.

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures, which requires (i) a tabular rate reconciliation of the reported income tax expense (benefit) from continuing operations into specific categories, (ii) separate disclosure for any reconciling items within certain categories above a quantitative threshold, (iii) disclosure of income taxes paid disaggregated by federal, state and material jurisdictions and (iv) disclosure of income tax expense from continuing operations disaggregated by federal and state. The new standard will be effective for annual periods beginning January 1, 2025. The Company is assessing the standard and does not expect the standard to have a material effect on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires the disaggregation for certain expenses presented on the face of an entity’s income statement in the entity's disclosures. Additionally, it requires the disclosure of selling expenses and descriptions of amounts not separately disaggregated. The new standard will be effective for annual reporting periods beginning January 1, 2027, and interim reporting periods beginning January 1, 2028. The Company is assessing the standard and does not expect the standard to have a material effect on the Company’s condensed consolidated financial statements.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $10,479,000 and $11,591,000 for the three months ended March 31, 2025 and 2024, respectively.

3.  Debt

The Company's debt, which consists of unsecured notes, mortgage notes payable, the Credit Facility and the Commercial Paper Program, each as defined below, as of March 31, 2025 and December 31, 2024 is summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of March 31, 2025 and December 31, 2024, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities"). The weighted average interest rates in the following table for secured and unsecured notes include costs of financing including debt issuance costs as well as credit enhancement and trustees' fees, the impact of interest rate hedges and mark-to-market adjustments.

	March 31, 2025		December 31, 2024

Fixed rate unsecured notes	$7,400,000	3.4%	$7,400,000	3.4%
Fixed rate mortgage notes payable - conventional and tax-exempt	333,209	3.9%	333,479	3.9%
Variable rate mortgage notes payable - conventional and tax-exempt	400,050	4.5%	400,950	5.2%
Total mortgage notes payable and unsecured notes	8,133,259	3.5%	8,134,429	3.5%
Credit Facility	—	—%	—	—%
Commercial paper	225,000	4.6%	—	—%
Total principal outstanding	8,358,259	3.5%	8,134,429	3.5%
Less deferred financing costs and debt discount (1)	(54,822)		(57,180)
Total	$8,303,437		$8,077,249
_____________________________________
(1)Excludes deferred financing costs and debt discount associated with the Credit Facility which are included in prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

As of March 31, 2025, the Company had a $2,250,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility"), which was scheduled to mature in September 2026. The interest rate that would be applicable to borrowings under the Credit Facility was 5.22% at March 31, 2025 and was composed of (i) the Secured Overnight Financing Rate ("SOFR"), applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.805% per annum, which consisted of a 0.10% SOFR adjustment plus 0.705% per annum, assuming a daily SOFR borrowing rate. The borrowing spread to SOFR could vary from SOFR plus 0.63% to SOFR plus 1.38% based upon the rating of the Company's unsecured senior notes. There was also an annual facility commitment fee of 0.12% of the borrowing capacity under the facility, which could vary from 0.095% to 0.295% based upon the rating of the Company's unsecured senior notes. The Credit Facility contained a sustainability-linked pricing component which provided for interest rate margin and commitment fee reductions or increases by meeting or missing targets related to environmental sustainability, specifically greenhouse gas emission reductions, with the adjustment determined annually. The annual determination under the sustainability-linked pricing component occurred in July 2024, maintaining reductions of approximately 0.02% to the interest rate margin and 0.005% to the commitment fee due to our achievement of sustainability targets.

The availability on the Company's Credit Facility as of March 31, 2025 and December 31, 2024 was as follows (dollars in thousands):

	March 31, 2025	December 31, 2024

Credit Facility commitment	$2,250,000	$2,250,000
Credit Facility outstanding	—	—
Commercial paper outstanding	(225,000)	—
Letters of credit outstanding (1)	(864)	(1,714)
Total Credit Facility available	$2,024,136	$2,248,286
_____________________________________
(1)In addition, the Company had $48,486 and $45,910 outstanding in additional letters of credit unrelated to the Credit Facility as of March 31, 2025 and December 31, 2024, respectively.

The Company has an unsecured commercial paper note program (the “Commercial Paper Program”) with the maximum aggregate face or principal amount outstanding at any one time not to exceed $500,000,000 as of March 31, 2025. Under the terms of the Commercial Paper Program, the Company may issue, unsecured commercial paper notes with maturities of less than one year. The Commercial Paper Program is backstopped by the Company's commitment to maintain available borrowing capacity under the Credit Facility in an amount equal to actual borrowings under the Commercial Paper Program.

In the aggregate, secured notes payable mature at various dates from March 2027 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,236,143,000, excluding communities classified as held for sale, as of March 31, 2025).

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at March 31, 2025 were as follows (dollars in thousands):

Year	Secured notes principal payments and maturities	Unsecured notes maturities	Stated interest rate of unsecured notes
2025	$10,195	$525,000	3.45%
		300,000	3.50%
2026	11,811	475,000	2.95%
		300,000	2.90%
2027	250,159	400,000	3.35%
2028	19,002	450,000	3.20%
		400,000	1.90%
2029	131,561	450,000	3.30%
2030	9,000	700,000	2.30%
2031	9,600	600,000	2.45%
2032	10,400	700,000	2.05%
2033	11,900	350,000	5.00%
		400,000	5.30%
2034	12,800	400,000	5.35%
Thereafter	256,831	350,000	3.90%
		300,000	4.15%
		300,000	4.35%
	$733,259	$7,400,000

The Company was in compliance at March 31, 2025 with customary covenants under the Credit Facility and the indentures under which the unsecured notes were issued.

In April 2025, the Company (i) entered into a $450,000,000 term loan that matures in April 2029, (ii) amended and restated the Credit Facility, and (iii) increased the capacity of the Commercial Paper Program. See Note 12, "Subsequent Events," for further discussion of debt activity subsequent to March 31, 2025.

4.  Equity

As of March 31, 2025 and December 31, 2024, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the three months ended March 31, 2025, the Company:

i.issued 4,395 shares of common stock in connection with stock options exercised;
ii.issued 811 shares of common stock through the Company's dividend reinvestment plan;
iii.issued 181,588 shares of common stock in connection with restricted stock grants and the conversion of performance awards to shares of common stock; and
iv.withheld 72,196 shares of common stock to satisfy employees' tax withholding and other liabilities.

Deferred compensation granted under the Company's Second Amended and Restated 2009 Equity Incentive Plan (the "Plan") does not impact the Company's Condensed Consolidated Financial Statements until recognized as compensation cost.

The Company has a continuous equity program (the "CEP") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. During 2024, we entered into forward contracts under the CEP to sell 367,113 shares of common stock for approximate proceeds, net of fees, of $80,687,000, based on the gross weighted average price of $223.27 per share, with settlement of the forward contracts expected to occur on one or more dates not later than December 31, 2025. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for dividends and a daily interest factor. During the three months ended March 31, 2025, the Company had no sales under the CEP. As of March 31, 2025, the Company had $623,997,000 remaining authorized for issuance under the program, after consideration of the forward contracts.

In addition to the CEP, during the year ended December 31, 2024, the Company completed an underwritten public offering of 3,680,000 shares of its common stock at a discount to the closing price of $226.52 per share, net of fees, offered in connection with forward contracts entered into with certain financial institutions acting as forward purchasers. Assuming full physical settlement of the forward contracts, which the Company expects to occur no later than December 31, 2025, the Company will receive approximate proceeds, net of fees, of $808,606,000, based on the initial forward price. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for dividends and a daily interest factor.

The Company has a stock repurchase program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "Stock Repurchase Program"). During the three months ended March 31, 2025, the Company had no repurchases of shares under this program. As of March 31, 2025, the Company had $314,237,000 remaining authorized for purchase under this program.

5.  Investments

Investments in Consolidated Real Estate Entities

The following real estate acquisitions occurred in the Austin metropolitan area during the three months ended March 31, 2025 (dollars in thousands):

Community name	Location	Period	Apartment homes	Purchase price
Avalon Hill Country	Austin, TX	Q1 2025	554	$136,000
Avalon Wolf Ranch	Georgetown, TX	Q1 2025	303	$51,000
Total			857	$187,000

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

Structured Investment Program

The Company operates a Structured Investment Program (the "SIP"), an investment platform through which the Company provides mezzanine loans or preferred equity to third-party multifamily developers. During the three months ended March 31, 2025, the Company entered into one additional commitment, agreeing to provide an investment of up to $20,000,000 in a multifamily development project in California. As of March 31, 2025, the Company had eight commitments to fund up to $211,585,000 in the aggregate. The Company's investment commitments have a weighted average rate of return of 11.6% and a weighted average initial maturity date of January 2027. At March 31, 2025, the Company had funded $199,109,000 of these commitments. The Company recognized interest income of $6,130,000 and $3,176,000 for the three months ended March 31, 2025 and 2024, respectively, from the SIP. Interest income and any change in the expected credit loss are included as a component of Structured Investment Program interest income on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company evaluates each SIP commitment to determine the classification as a loan or an investment in a real estate development project. As of March 31, 2025, all of the SIP commitments are classified as loans. The Company includes amounts outstanding under the SIP as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets. The Company evaluates the credit risk for each commitment on an ongoing basis, estimating the reserve for credit losses using relevant available information from internal and external sources. Market-based historical credit loss data provides the basis for the estimation of expected credit losses, with adjustments, if necessary, for differences in current commitment-specific risk characteristics, such as the amount of equity capital provided by a borrower, amount of senior debt secured by the project, nature of the real estate being developed or other factors.

Unconsolidated Investments

As of March 31, 2025, the Company had investments in five unconsolidated entities with real estate holdings, with ownership interest percentages ranging from 20.0% to 50.0%, coupled with other unconsolidated investments including property technology and environmentally focused companies and investment management funds. For the Arts District joint venture, which owns an apartment community that completed development and in which the Company has an ownership interest of 25.0%, the Company has provided the lender a payment guarantee for 30% of the venture's construction loan maximum borrowing capacity, on behalf of the venture. At March 31, 2025, the construction loan had an outstanding balance of $157,434,000 and maximum borrowing capacity of $167,147,000. Any amounts payable under the 30% construction loan guarantee by the Company are obligations of the venture partners in proportion to their ownership interest, and in the event the Company is obligated to perform under its construction loan guarantee, its joint venture partner is obligated to reimburse the Company for 75% of amounts paid.

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

Expensed Transaction, Development and Other Pursuit Costs

The Company capitalizes costs associated with its development activities to the basis of land held when future development is probable, or if the Company has either not yet acquired the land or if the project is subject to a leasehold interest, the costs are capitalized as deferred development costs ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. If the Company determines a Development Right is no longer probable, the Company recognizes any necessary expense to write down its basis in the Development Right. The Company assesses its portfolio of land held for development as well as for investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. The Company incurred a charge of $4,744,000 and $4,245,000 for the three months ended March 31, 2025 and 2024, respectively, for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed. The amounts for 2025 and 2024 include a write-off of $3,668,000 and $1,600,000, respectively, for one development opportunity in each year that the Company determined is no longer probable. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Long-Lived Assets Casualty Loss

For the three months ended March 31, 2024, the Company recognized $2,935,000, for the property damage to certain of the Company's communities, reported as casualty and impairment loss on the accompanying Condensed Consolidated Statements of Comprehensive Income. The charge for the three months ended March 31, 2024, relates to flooding and water damage at communities in California from extensive rainfall and a fire at a community in New Jersey.

6.  Real Estate Disposition Activities

The following real estate sale occurred during the three months ended March 31, 2025 (dollars in thousands):

Community name	Location	Period of sale	Apartment homes	Gross sales price	Gain on disposition (1)
Avalon Wilton on River Road	Wilton, CT	Q1 2025	102	$65,100	$56,476
_________________________________
(1)    Gain on disposition was reported in gain (loss) on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

At March 31, 2025, the Company had two real estate assets that qualified as held for sale.

7. Commitments and Contingencies

Legal Contingencies

The Company recognizes a loss associated with contingent legal matters when the loss is probable and estimable.

In 2022 and early 2023, the Company was named as a defendant in cases brought by private litigants alleging antitrust violations by RealPage, Inc. and owners and/or operators of multifamily housing which utilize revenue management systems provided by RealPage, Inc. The Company engaged with the plaintiffs' counsel to explain why it believed that these cases were without merit as they pertained to the Company. Following these discussions, the plaintiffs filed a notice of voluntary dismissal in July 2023, which resulted in the Company being dismissed without prejudice from these cases. Subsequently, on November 1, 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc. and a number of owners and/or operators of multifamily housing in the District of Columbia, including the Company, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data (the “D.C. Antitrust Litigation”). On May 29, 2024, the Superior Court granted the Company’s original motion to dismiss this case as it pertains to the Company. On January 9, 2025, the District of Columbia filed an amended complaint in the D.C. Antitrust Litigation, which included the Company as a defendant, and the Company subsequently filed a motion to dismiss. See Note 12, "Subsequent Events," for further discussion of the D.C. Antitrust Litigation.

On January 15, 2025, the Office of the Attorney General of the State of Maryland filed a lawsuit similar to the D.C. Antitrust Litigation in the Circuit Court for Prince George’s County, Maryland in which RealPage, Inc. and a number of owners and/or operators of multifamily properties in Maryland, including the Company, have been named and alleged to have violated state antitrust law (the “Maryland Antitrust Litigation”). On February 28, 2025, the Company filed a motion to dismiss.

While the Company intends to vigorously defend against the D.C. Antitrust Litigation and the Maryland Antitrust Litigation, given the early stages of these lawsuits, the Company is unable to predict the outcome or estimate the amount of loss, if any, that may result from the lawsuits.

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

As of March 31, 2025 and December 31, 2024, the Company had total operating lease assets of $125,762,000 and $126,572,000, respectively, and lease obligations of $152,293,000 and $153,333,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company incurred costs of $3,935,000 and $4,171,000 for the three months ended March 31, 2025 and 2024, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease and four leases for portions of parking garages adjacent to apartment communities that are finance leases. As of March 31, 2025 and December 31, 2024, the Company had total finance lease assets of $27,976,000 and $28,082,000, respectively, and total finance lease obligations of $19,932,000 and $19,949,000, respectively, reported as components of right of use lease assets and lease liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

The Company's segment disclosures present the measure(s) used by the Chief Operating Decision Maker ("CODM") for assessing each segment's performance. The Company's CODM is comprised of several members of its executive management team, including its Chief Executive Officer and President, Chief Financial Officer, Chief Investment Officer, Chief Operating Officer, and Executive Vice President- Portfolio and Asset Management. The CODM uses net operating income ("NOI") as the primary financial measure for Same Store communities and Other Stabilized communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), property management and other indirect operating expenses, net of corporate income, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from unconsolidated investments, Structured Investment Program interest income, depreciation expense, income tax expense (benefit), casualty and impairment loss, gain on sale of communities, other real estate activity and net operating income from real estate assets sold or held for sale. The CODM evaluates the Company's financial performance on a consolidated residential and commercial basis. The commercial results attributable to the non-apartment components of the Company's mixed-use communities and other nonresidential operations represent 2.0% and 1.6% of total NOI for the three months ended March 31, 2025 and 2024, respectively. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income and consistent with how the Company's CODM evaluates total NOI.

A reconciliation of NOI to net income for the three months ended March 31, 2025 and 2024 is as follows (dollars in thousands):

	For the three months ended March 31,
	2025	2024
Net income	$236,597	$173,557
Property management and other indirect operating expenses, net of corporate income	36,100	35,204
Expensed transaction, development and other pursuit costs, net of recoveries	4,744	4,245
Interest expense, net	59,864	54,766
General and administrative expense	19,780	20,331
Loss (income) from unconsolidated investments	999	(7,729)
Structured Investment Program interest income	(6,113)	(3,118)
Depreciation expense	217,888	212,269
Income tax benefit	(116)	(22)
Casualty loss	—	2,935
(Gain) loss on sale of communities	(56,469)	70
Other real estate activity	(155)	(141)
Net operating income from real estate assets sold or held for sale	(2,534)	(13,246)
Net operating income	$510,585	$479,121

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended March 31,
	2025	2024
Rental income from real estate assets sold or held for sale	$3,733	$19,496
Operating expenses from real estate assets sold or held for sale	(1,199)	(6,250)
Net operating income from real estate assets sold or held for sale	$2,534	$13,246

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table details the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2025. Segment information for the three months ended March 31, 2025 and 2024 has been adjusted to exclude the real estate assets that were sold from January 1, 2024 through March 31, 2025, or otherwise qualify as held for sale as of March 31, 2025, as described in Note 6, "Real Estate Disposition Activities."

	For the three months ended March 31, 2025
	Same Store	Other Stabilized	Development / Redevelopment	Total (1) (2)
Total Revenue	$701,276	$32,322	$6,807	$740,405
Same Store Operating Expense
Property Taxes	(76,838)			(76,838)
Payroll	(40,279)			(40,279)
Repairs & Maintenance	(38,303)			(38,303)
Utilities	(30,333)			(30,333)
Office Operations	(16,100)			(16,100)
Insurance	(10,223)			(10,223)
Marketing	(3,755)			(3,755)
Same Store Operating Expense	(215,831)	—	—	(215,831)
Non-Same Store Operating Expense	—	(10,214)	(3,775)	(13,989)
Total Expenses	(215,831)	(10,214)	(3,775)	(229,820)
Total NOI	$485,445	$22,108	$3,032	$510,585
Gross Real Estate	$24,483,899	$1,812,241	$1,739,180	$28,035,320

	For the three months ended March 31, 2024
	Same Store	Other Stabilized	Development / Redevelopment	Total (1) (2)
Total Revenue	$680,591	$10,423	$554	$691,568
Same Store Operating Expense
Property Taxes	(76,121)			(76,121)
Payroll	(39,938)			(39,938)
Repairs & Maintenance	(33,578)			(33,578)
Utilities	(29,111)			(29,111)
Office Operations	(16,072)			(16,072)
Insurance	(9,494)			(9,494)
Marketing	(3,208)			(3,208)
Same Store Operating Expense	(207,522)	—	—	(207,522)
Non-Same Store Operating Expense	—	(4,363)	(562)	(4,925)
Total Expenses	(207,522)	(4,363)	(562)	(212,447)
Total NOI	$473,069	$6,060	$(8)	$479,121
Gross Real Estate	$24,220,465	$1,110,520	$862,766	$26,193,751
__________________________________
(1)Does not include non-allocated revenue. Non-allocated revenue represents third-party property management, developer fees and miscellaneous income and other ancillary items which are not allocated to a reportable segment. Non-allocated revenue is $1,742 and $1,795 for the three months ended March 31, 2025 and 2024, respectively.

(2)     Does not include non-allocated gross real estate and land held for development. Non-allocated gross real estate is $118,630 and $130,134 for the three months ended March 31, 2025 and 2024, respectively. Land held for development gross real estate is $141,978 and $151,922 for the three months ended March 31, 2025 and 2024, respectively.

9.  Stock-Based Compensation Plans

As part of its long-term compensation plans, the Company has granted stock options, performance awards and restricted stock under the Plan. Details of the outstanding awards and activity under the Plan for the three months ended March 31, 2025 are presented below.

Stock Options:

	Options	Weighted average exercise price per option
Options Outstanding at December 31, 2024	270,862	$181.84
Granted (1)	9,473	221.58
Exercised	(4,395)	180.32
Forfeited	—	—
Expired	—	—
Options Outstanding at March 31, 2025	275,940	$183.23
Options Exercisable at March 31, 2025	253,850	$182.26
__________________________________
(1)All options are from recipient elections to receive a portion of earned restricted stock awards in the form of stock options.

Performance Awards:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2024	250,123	$207.55
Granted (1)	78,681	223.02
Change in awards based on performance (2)	34,016	257.33
Converted to shares of common stock	(103,332)	254.95
Forfeited	—	—
Outstanding at March 31, 2025	259,488	$199.89
__________________________________
(1)The shares of common stock that may be earned is based on the total shareholder return metrics for the Company's common stock for 43,277 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 35,404 performance awards.
(2)Represents the change in the number of performance awards earned based on performance achievement.

The Company used a Monte Carlo model to assess the compensation cost associated with the portion of the performance awards granted for which achievement will be determined by using total shareholder return measures. The assumptions used are as follows:

2025
Dividend yield	3.2%
Estimated volatility over the life of the plan (1)	20.4% - 21.6%
Risk free rate	4.00% - 4.01%
Estimated performance award value based on total shareholder return measure	$224.11
__________________________________
(1)Estimated volatility over the life of the plan is using 50% historical volatility and 50% implied volatility.

For the portion of the performance awards granted in 2025 for which achievement will be determined by using financial metrics, the compensation cost was based on an average grant date value of $221.58.

Restricted Stock:

	Restricted stock shares	Weighted average grant date fair value per share
Outstanding at December 31, 2024	182,382	$182.59
Granted	78,256	221.65
Vested	(83,520)	191.37
Forfeited	—	—
Outstanding at March 31, 2025	177,118	$195.71

Total employee stock-based compensation cost recognized in income was $5,731,000 and $5,910,000 for the three months ended March 31, 2025 and 2024, respectively, and total capitalized stock-based compensation cost was $2,534,000 and $2,570,000 for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, there was a total unrecognized compensation cost of $56,394,000 for unvested restricted stock, stock options and performance awards, which is expected to be recognized over a weighted average period of 2.3 years. The Company reverses any previously recognized compensation cost for forfeitures as they occur.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities and provides other real estate related services to third parties, for which it receives asset management, property management, construction, development and redevelopment fee revenue. From these entities, the Company earned fees of $1,742,000 and $1,795,000 for the three months ended March 31, 2025 and 2024, respectively. In addition, the Company had outstanding receivables associated with its property and construction management roles of $2,097,000 and $1,680,000 as of March 31, 2025 and December 31, 2024, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount of $589,000 and $596,000 for the three months ended March 31, 2025 and 2024, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $318,000 and $786,000 on March 31, 2025 and December 31, 2024, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

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

The following table summarizes the consolidated derivative positions at March 31, 2025 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps
Notional balance	$391,846	$450,000
Weighted average interest rate (1)	4.5%	N/A
Weighted average capped/swapped interest rate	6.7%	3.6%
Earliest maturity date	February 2026	June 2025
Latest maturity date	January 2027	April 2029
____________________________________
(1)For debt hedged by interest rate caps, represents the weighted average interest rate on the hedged debt prior to any impact of the associated interest rate caps.

During the three months ended March 31, 2025, the Company:

•entered into a forward starting pay fixed receive floating interest rate swap with a notional amount of $50,000,000 to reduce the impact of variability in interest rates on a portion of the Company's anticipated future debt issuance activity through December 31, 2025. The Company expects to cash settle the swap and either pay or receive cash for the then current fair value. Assuming the Company issues the debt as expected, the hedging impact from this position will then be recognized over the life of the issued debt as a yield adjustment.

•entered into forward starting pay fixed receive floating interest rate swap agreements with a notional amount of $300,000,000 to reduce the impact of variability in interest rates on the Term Loan entered into in April 2025. See Note 12, "Subsequent Events," for further discussion of debt activity subsequent to March 31, 2025.

The Company had certain derivatives not designated as hedges during the three months ended March 31, 2025 and 2024, for which fair value changes during each of the respective periods were not material.

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

Equity Securities

The Company has direct equity investments in property technology and environmentally focused companies. These investments are accounted for using the measurement alternative and are valued at the market price of observable transactions. During the three months ended March 31, 2025 and 2024, the Company recognized unrealized losses of $1,242,000 and unrealized gains of $8,385,000, respectively, related to these investments, which was reported as a component of income from unconsolidated investments on the accompanying Condensed Consolidated Statements of Comprehensive Income.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	March 31, 2025
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investments
Notes Receivable, net	$223,896	$—	$223,896	$—
Non-designated Hedges
Interest Rate Caps	5	—	5	—
Interest Rate Swaps - Assets	4,580	—	4,580	—
Total Assets	$228,481	$—	$228,481	$—

Liabilities
Interest Rate Swaps - Liabilities	$1,356	$—	$1,356	$—
Indebtedness
Fixed rate unsecured notes	6,886,805	6,886,805	—	—
Mortgage notes payable and Commercial Paper Program	901,803	—	901,803	—
Total Liabilities	$7,789,964	$6,886,805	$903,159	$—

	December 31, 2024
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investments
Notes Receivable, net	$223,896	$—	$223,896	$—
Non-designated Hedges
Interest Rate Caps	24	—	24	—
Interest Rate Swaps - Assets	6,821	—	6,821	—
Total Assets	$230,741	$—	$230,741	$—

Liabilities
Indebtedness
Fixed rate unsecured notes	$6,796,066	$6,796,066	$—	$—
Mortgage notes payable and Commercial Paper Program	660,170	—	660,170	—
Total Liabilities	$7,456,236	$6,796,066	$660,170	$—

12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In April 2025, the Company had the following activity:

•The Company sold Avalon Wesmont Station I & II, located in Wood-Ridge, NJ, containing 406 apartment homes and 18,000 square feet of commercial space for $161,500,000.

•On April 30, the Company acquired six apartment communities in the Dallas-Fort Worth metropolitan area, containing 1,844 apartment homes. The consideration was comprised of a cash payment of $193,000,000 and the issuance of 1,060,000 limited partnership units (the “DownREIT Units”). The DownREIT Units are entitled to receive quarterly distributions at the same rate as quarterly dividends on a share of the Company’s common stock (pro rated for the time outstanding during the first quarter of issuance). Beginning on the one-year anniversary of the closing date, holders of DownREIT Units may present some or all of their units for redemption, being entitled to receive a cash amount per unit that is related to the then fair market value of the Company’s common stock, except that in lieu of such cash redemption the Company may elect to redeem units in exchange for an equal number of shares of the Company’s common stock.

•The Company entered into the Seventh Amended and Restated Revolving Loan Agreement with a syndicate of banks (the "Amended Credit Facility"), replacing our prior credit facility, dated September 27, 2022. The Amended Credit Facility (i) increased the borrowing capacity from $2,250,000,000 to $2,500,000,000, and (ii) extended the term from September 2026 to April 2030. The Company's cost of borrowing under the Amended Credit Facility is composed of (i) SOFR, (ii) a spread that can vary from SOFR plus 0.65% to SOFR plus 1.40% per annum based upon the rating of the Company's unsecured and unsubordinated long-term indebtedness, (iii) an annual facility fee that can vary from 0.10% to 0.30% per annum based upon the credit rating of the Company's unsecured and unsubordinated long-term indebtedness and (iv) potential sustainability spread and facility fee adjustments that can range from (0.025)% to 0.025% in the aggregate.

•The Company entered into a $450,000,000 variable rate term loan agreement (the "Term Loan") which matures in April 2029. The Term Loan bears interest at varying levels based on (i) the SOFR applicable to the period of borrowing for a particular draw of funds from the facility, which rate is recalculated at the end of each such period if the Term Loan remains outstanding and (ii) a stated spread over SOFR that can vary from SOFR plus 0.70% to SOFR plus 1.60% per annum based upon the rating of the Company’s unsecured and unsubordinated long-term indebtedness. The current borrowing spread to SOFR under the Term Loan is 0.78% per annum. There is also a sustainability spread adjustment that can range from (0.02)% to 0.02% in the aggregate. The Company has not drawn down any amounts on the Term Loan, and expects to draw down the full amount of the Term Loan in the second quarter of 2025. In addition to the $300,000,000 interest rate swaps entered into during the three months ended March 31, 2025, the Company entered into an additional $150,000,000 notional amount of forward starting pay fixed receive floating interest rate swaps to hedge the impact of variability in interest rates, totaling the $450,000,000 of the Term Loan. Including the impact of these swaps and transaction costs, assuming the Term Loan will be fully drawn from May 30, 2025 until maturity and the Company's current borrowing spread to SOFR, the effective interest rate on borrowings under the Term Loan would be 4.47%.

•The Company increased the capacity of the Commercial Paper Program from $500,000,000 to $1,000,000,000. The program is backstopped by the Company's commitment to maintain available borrowing capacity under its unsecured credit facility in an amount equal to actual borrowings under the program. The Company had $595,000,000 outstanding under the program as of April 30, 2025.

•On April 7, 2025, the Superior Court of the District of Columbia denied the Company's motion to dismiss the D.C. Antitrust Litigation as it pertains to the Company. See Note 7, "Commitments and Contingencies," for further discussion of the D.C. Antitrust Litigation.

•On April 23, 2025, the Attorney General of the State of New Jersey and the New Jersey Division of Consumer Affairs filed a lawsuit similar to the D.C. Antitrust Litigation and the Maryland Antitrust Litigation in the U.S. District Court for the District of New Jersey. The lawsuit alleges that RealPage, Inc. and a number of owners and/or operators of multifamily properties in New Jersey, including the Company, violated federal and state antitrust laws and the state consumer fraud law (the “New Jersey Antitrust Litigation”) by unlawfully agreeing to use RealPage, Inc. revenue management systems and other related actions. While the Company intends to vigorously defend against the New Jersey Antitrust Litigation, given the early stage of this lawsuit, the Company is unable to predict the outcome or estimate the amount of loss, if any, that may result from the lawsuit.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help provide an understanding of our business, financial condition and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under "Forward-Looking Statements" included in this report. Actual results or developments could differ materially from those projected in such statements as a result of the factors described under "Forward-Looking Statements" as well as the risk factors described in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Form 10-K") and in Part II, Item 1A. "Risk Factors" in this report.

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

First Quarter 2025 Operating Highlights

•Net income attributable to common stockholders for the three months ended March 31, 2025 was $236,597,000, an increase of $63,148,000, or 36.4%, from the prior year period. The increase was primarily attributable to increases in real estate sales and related gains and an increase in NOI from communities over the prior year period.

•Same Store NOI attributable to our apartment rental operations, including parking and other ancillary residential revenue ("Residential"), for the three months ended March 31, 2025 was $478,316,000, an increase of $12,025,000, or 2.6%, over the prior year period. The increase over the prior year period was due to an increase in Residential revenue of $20,294,000, or 3.0%, partially offset by an increase in Residential property operating expenses of $8,269,000, or 4.0%.

First Quarter 2025 Development Highlights

At March 31, 2025, we owned or held a direct or indirect interest in:

•19 wholly-owned communities under construction, which are expected to contain 6,595 apartment homes with a projected total capitalized cost of $2,493,000,000.

•Land or rights to land on which we expect to develop an additional 28 apartment communities that, if developed as expected, will contain 8,932 apartment homes.

First Quarter 2025 Real Estate Transactions Highlights

During the three months ended March 31, 2025, we had the following activity:

•the Company entered into agreements to acquire eight apartment communities in our Texas expansion region. The Company acquired the first two wholly-owned communities in the Austin metropolitan area, Avalon Hill Country and Avalon Wolf Ranch, containing 857 apartment homes for a purchase price of $187,000,000, with the remaining six acquisitions occurring in April as discussed below.

•we sold one wholly-owned community, Avalon on Wilton Road, containing 102 apartment homes in Wilton, CT for $65,100,000, for a gain in accordance with GAAP of $56,476,000. This sale marks the Company's exit from the Connecticut market.

In addition, in April 2025, we had the following activity:

•we sold Avalon Wesmont Station I & II, located in Wood-Ridge, NJ, containing 406 apartment homes and 18,000 square feet of commercial space for $161,500,000.

•we acquired the remaining six apartment communities, in the Dallas-Fort Worth metropolitan area, containing 1,844 apartment homes, with the consideration comprised of a cash payment of $193,000,000 and the issuance of 1,060,000 DownREIT Units.

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

Current Communities are categorized as Same Store, Other Stabilized, Redevelopment, or Unconsolidated according to the following attributes:

•Same Store is composed of consolidated communities where a comparison of operating results from the prior year to the current year is meaningful as these communities were owned and had stabilized occupancy as of the beginning of the prior year period. For the three month periods ended March 31, 2025 and 2024, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2024, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale as of March 31, 2025 or probable for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•Other Stabilized is composed of completed consolidated communities that we own and that are not Same Store but which have stabilized occupancy, as defined above, as of January 1, 2025, or which were acquired subsequent to January 1, 2024. Other Stabilized excludes communities that are conducting or are probable to conduct substantial redevelopment activities within the current year, as defined below.

•Redevelopment is composed of consolidated communities where substantial redevelopment occurred, is in progress, or is probable to begin during the fiscal year. Redevelopment is considered substantial when (i) capital invested is expected to exceed the lesser of $5,000,000 or 10% of the community's pre-redevelopment basis and (ii) physical occupancy is below or is expected to be below 90% during, or as a result of, the redevelopment activity.

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

As of March 31, 2025, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Same Store:
New England	38	9,535
Metro NY/NJ	41	12,823
Mid-Atlantic	43	15,196
Southeast Florida	8	2,837
Denver, CO	6	1,539
Pacific Northwest	18	5,109
Northern California	39	12,046
Southern California	58	17,791
Other Expansion Regions	9	2,512
Total Same Store	260	79,388

Other Stabilized:
New England	1	162
Metro NY/NJ	4	965
Mid-Atlantic	—	—
Southeast Florida	1	254
Denver, CO	2	653
Pacific Northwest	2	681
Northern California	1	499
Southern California	1	100
Other Expansion Regions	5	1,545
Total Other Stabilized	17	4,859

Redevelopment	—	—

Unconsolidated	9	2,722

Total Current	286	86,969

Development	23	7,896

Unconsolidated Development	—	—

Total Communities	309	94,865

Development Rights	28	8,932

Results of Operations

Our results of operations are driven by our operating platform and are primarily affected by both overall and individual geographic market conditions and apartment fundamentals and are reflected in changes in Same Store NOI; NOI derived from acquisitions, development completions and development under construction and in lease-up; loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three months ended March 31, 2025 and 2024 is as follows (unaudited, dollars in thousands).

	For the three months ended March 31,		March 31, 2025 vs. 2024
	2025	2024	$ Change	% Change

Revenue:
Rental and other income	$744,138	$711,064	$33,074	4.7%
Management, development and other fees	1,742	1,795	(53)	(3.0)%
Total revenue	745,880	712,859	33,021	4.6%

Expenses:
Direct property operating expenses, excluding property taxes	149,187	138,911	10,276	7.4%
Property taxes	81,831	79,780	2,051	2.6%
Total community operating expenses	231,018	218,691	12,327	5.6%

Property management and other indirect operating expenses	(37,843)	(37,005)	(838)	(2.3)%
Expensed transaction, development and other pursuit costs, net of recoveries	(4,744)	(4,245)	(499)	(11.8)%
Interest expense, net	(59,864)	(54,766)	(5,098)	(9.3)%
Depreciation expense	(217,888)	(212,269)	(5,619)	(2.6)%
General and administrative expense	(19,780)	(20,331)	551	2.7%
Casualty and impairment loss	—	(2,935)	2,935	100.0%
(Loss) income from unconsolidated investments	(999)	7,729	(8,728)	N/A (1)
Structured Investment Program interest income	6,113	3,118	2,995	96.1%
Gain (loss) on sale of communities	56,469	(70)	56,539	N/A (1)
Other real estate activity	155	141	14	9.9%
Income before income taxes	236,481	173,535	62,946	36.3%
Income tax benefit	116	22	94	(427.3)%
Net income	236,597	173,557	63,040	36.3%

Net income attributable to noncontrolling interests	—	(108)	108	100.0%

Net income attributable to common stockholders	$236,597	$173,449	$63,148	36.4%
_________________________
(1)Percent change is not meaningful.

Net income attributable to common stockholders increased $63,148,000, or 36.4%, to $236,597,000 for the three months ended March 31, 2025, as compared to the prior year period, primarily due to increases in NOI from communities and real estate sales and related gains in the current year.

NOI. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), property management and other indirect operating expenses, net of corporate income, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from unconsolidated investments, Structured Investment Program interest income, depreciation expense, income tax expense (benefit), casualty and impairment loss, gain on sale of communities, other real estate activity and net operating income from real estate assets sold or held for sale. Management considers NOI to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level property management overhead or financing-related costs. NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Residential NOI represents results attributable to our apartment rental operations, including parking and other ancillary residential revenue. Reconciliations of NOI and Residential NOI for the three months ended March 31, 2025 and 2024 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended March 31,
	2025	2024

Net income	$236,597	$173,557
Property management and other indirect operating expenses, net of corporate income	36,100	35,204
Expensed transaction, development and other pursuit costs, net of recoveries	4,744	4,245
Interest expense, net	59,864	54,766
General and administrative expense	19,780	20,331
Loss (income) from unconsolidated investments	999	(7,729)
Structured Investment Program interest income	(6,113)	(3,118)
Depreciation expense	217,888	212,269
Income tax benefit	(116)	(22)
Casualty loss	—	2,935
(Gain) loss on sale of communities	(56,469)	70
Other real estate activity	(155)	(141)
Net operating income from real estate assets sold or held for sale	(2,534)	(13,246)
NOI	510,585	479,121

Commercial NOI (1)	(10,033)	(7,731)
Residential NOI	$500,552	$471,390
_________________________
(1)Represents results attributable to the commercial and other non-residential operations at our communities ("Commercial").

The Residential NOI changes for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended March 31,
	2025	2024	2025 to 2024

Same Store	$478,316	$466,291	$12,025
Other Stabilized	19,510	5,107	14,403
Development / Redevelopment	2,726	(8)	2,734
Total	$500,552	$471,390	$29,162

The 2.6% increase in our Same Store Residential NOI for the three months ended March 31, 2025 is due to an increase in Residential revenue of $20,294,000, or 3.0%, partially offset by an increase in Residential property operating expenses of $8,269,000, or 4.0%, over the prior year period.

Rental and other income increased $33,074,000, or 4.7%, for the three months ended March 31, 2025, compared to the prior year period, primarily due to the increased rental revenue from our Same Store communities, discussed below.

Consolidated Communities — The weighted average number of occupied apartment homes for consolidated communities increased to 80,703 apartment homes for the three months ended March 31, 2025, compared to 77,375 homes for the prior year period. The weighted average monthly residential revenue per occupied apartment home increased to $3,025 for the three months ended March 31, 2025, compared to $3,020 in the prior year period.

Same Store Communities — The following table presents the change in Same Store Residential revenue, including the attribution of the change between average revenue per occupied home and Economic Occupancy (as defined below) for the three months ended March 31, 2025 (unaudited, dollars in thousands).

	For the three months ended March 31,
	2025	2024	2025 to 2024	2025 to 2024	2025	2024	2025 to 2024	2025	2024	2025 to 2024
	Residential revenue				Average monthly revenue per occupied home			Economic Occupancy (1)
			$ Change	% Change			% Change		% Change
New England	$93,500	$90,886	$2,614	2.9%	$3,399	$3,306	2.8%	96.2%	96.1%	0.1%
Metro NY/NJ	139,876	135,594	4,282	3.2%	3,789	3,684	2.9%	96.0%	95.7%	0.3%
Mid-Atlantic	112,269	106,961	5,308	5.0%	2,578	2,460	4.8%	95.5%	95.4%	0.1%
Southeast Florida	24,103	23,954	149	0.6%	2,909	2,879	1.0%	97.3%	97.7%	(0.4)%
Denver, CO	10,322	10,066	256	2.5%	2,357	2,290	2.9%	94.8%	95.2%	(0.4)%
Pacific Northwest	42,165	40,347	1,818	4.5%	2,861	2,730	4.8%	96.2%	96.4%	(0.2)%
Northern California	107,954	105,392	2,562	2.4%	3,104	3,036	2.2%	96.3%	96.1%	0.2%
Southern California	149,334	146,150	3,184	2.2%	2,917	2,850	2.4%	95.9%	96.1%	(0.2)%
Other Expansion Regions	13,551	13,430	121	0.9%	1,885	1,907	(1.2)%	95.4%	93.4%	2.0%
Total Same Store	$693,074	$672,780	$20,294	3.0%	$3,032	$2,946	2.9%	96.0%	95.9%	0.1%
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

Direct property operating expenses, excluding property taxes, increased $10,276,000, or 7.4%, for the three months ended March 31, 2025 compared to the prior year period, primarily due to the addition of newly developed apartment communities as well as increased Residential operating expenses at our Same Store communities as discussed below.

Same Store Residential direct property operating expenses, excluding property taxes, increased $7,568,000, or 5.8%, for the three months ended March 31, 2025, compared to the prior year period, primarily due to increased (i) repairs and maintenance costs, (ii) utility costs from our bulk internet offering, (iii) property insurance premiums and (iv) marketing costs from internet advertising.

Property taxes increased $2,051,000, or 2.6%, for the three months ended March 31, 2025, compared to the prior year period, primarily due to increases for our Same Store Residential portfolio and the addition of newly developed and acquired apartment communities, partially offset by decreased property taxes from dispositions.

Same Store Residential property taxes increased $701,000, or 0.9%, for the three months ended March 31, 2025, compared to the prior year period, due to increased assessments across the portfolio and the expiration of property tax incentive programs primarily at certain of our properties in New York City, partially offset by successful appeals in the current year period in excess of the prior year period.

Property management and other indirect operating expenses, net of corporate income increased $838,000, or 2.3%, for the three months ended March 31, 2025, compared to the prior year period, primarily due to increased costs related to investments in technology and process related spend for initiatives to improve future efficiency in services for residents and prospects.

Expensed transaction, development and other pursuit costs, net of recoveries includes costs incurred for write downs and abandonment of Development Rights and development pursuits not yet considered probable for development, as well as costs related to abandoned acquisition and disposition pursuits, offset by any recoveries of costs incurred. In periods of increased acquisition and pursuit activity, periods of economic downturn or when there is limited access to capital, these costs can be volatile and may vary significantly from year to year. In addition, the timing for potential recoveries will not always align with the timing for expensing an abandoned pursuit. Expensed transaction, development and other pursuit costs, net of recoveries, was $4,744,000 for the three months ended March 31, 2025, and $4,245,000 for the three months ended March 31, 2024. The amounts for 2025 and 2024 include a write-off of $3,668,000 and $1,600,000, respectively, for one development opportunity in each year that the Company determined is no longer probable.

Interest expense, net increased $5,098,000, or 9.3%, for the three months ended March 31, 2025, compared to the prior year period. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, interest income and any mark-to-market impact from derivatives not in qualifying hedge relationships. The increases for the three months ended March 31, 2025 are primarily due to increased effective interest expense for our unsecured indebtedness, increased commercial paper outstanding and decreases in interest income compared to the prior year period due to lower cash amounts invested and lower rates. The increases for the three months ended March 31, 2025 are also due to decreased capitalized interest, compared to the prior year period.

Depreciation expense increased $5,619,000, or 2.6%, for the three months ended March 31, 2025, compared to the prior year period, primarily due to the addition of newly developed and acquired apartment communities, partially offset by dispositions.

Casualty and impairment loss for the three months ended March 31, 2024 was $2,935,000 for property and casualty damage to certain of our communities. The charge for the three months ended March 31, 2024 relates to flooding and water damage at communities in California from extensive rainfall and a fire at a community in New Jersey.

Income from unconsolidated investments decreased $8,728,000 for the three months ended March 31, 2025, compared to the prior year period, primarily due to unrealized gains on our property technology investments in the prior year period as well as unrealized property technology investment losses in the current year period.

Structured Investment Program interest income increased $2,995,000 for the three months ended March 31, 2025, compared to the prior year period, primarily due to the ramp up of the SIP resulting in higher outstanding lending balances in the three months ended March 31, 2025, compared to the prior year period.

Gain on sale of communities increased $56,539,000 for the three months ended March 31, 2025, compared to the prior year period. The amount of gain realized in a given period depends on many factors, including the number of communities sold, expected operating performance of the communities and the market conditions in the local area. For the three months ended March 31, 2025, we sold one wholly-owned community and recognized a gain of $56,469,000, with no sales in the three months ended March 31, 2024.

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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended March 31,
	2025	2024

Net income attributable to common stockholders	$236,597	$173,449
Depreciation - real estate assets, including joint venture adjustments	216,627	211,347
(Gain) loss on sale of previously depreciated real estate	(56,469)	70
Casualty loss and impairment on real estate	—	2,935
FFO attributable to common stockholders	396,755	387,801

Adjusting items:
Unconsolidated entity losses (gains), net (1)	1,242	(8,385)
Structured Investment Program loan reserve (2)	17	58
Hedge accounting activity	19	39
Advocacy contributions	—	75
Executive transition compensation costs	—	104
Severance related costs	176	211
Expensed transaction, development and other pursuit costs, net of recoveries (3)	3,888	3,134
Other real estate activity (4)	(133)	(121)
Legal settlements and costs (5)	1,478	864
Income tax benefit	(116)	(22)
Core FFO attributable to common stockholders	$403,326	$383,758

Weighted average common shares outstanding - diluted	142,486,558	142,222,755

Earnings per common share - diluted	$1.66	$1.22
FFO per common share - diluted	$2.78	$2.73
Core FFO per common share - diluted	$2.83	$2.70
_________________________
(1)Amounts consist primarily of net unrealized losses (gains) on technology investments.
(2)Reflects changes to expected credit losses associated with our lending commitments primarily under the SIP. The timing and amount of actual losses that will be incurred, if any, is to be determined at the maturity of each respective lending agreement.
(3)The amounts for 2025 and 2024 include a write-off of $3,668,000 and $1,600,000, respectively, for one development opportunity in each year that the Company determined is no longer probable.
(4)Comprised of gains on sale of non-operating real estate, as well as the imputed carry cost of for-sale residential condominiums at The Park Loggia. We compute this adjustment by multiplying the total capitalized cost of completed and unsold for-sale residential condominiums by our weighted average unsecured debt effective interest rate.
(5)Amounts for the three months ended March 31, 2025 include legal costs and/or payments/receipts associated with legal settlements.

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

We had cash, cash equivalents and restricted cash of $219,107,000 at March 31, 2025, a decrease of $47,969,000 from $267,076,000 at December 31, 2024. The following discussion relates to changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities.

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands):

	For the three months ended March 31,
	2025	2024
Net cash provided by operating activities	$415,903	$412,905
Net cash used in investing activities	$(427,865)	$(265,818)
Net cash used in financing activities	$(36,007)	$(254,497)
•Net cash provided by operating activities increased primarily due to increases in NOI.

•Net cash used in investing activities was primarily due to (i) the investment of $237,282,000 in the development and redevelopment of communities, (ii) acquisition of two wholly-owned communities for $187,362,000 and (iii) capital expenditures of $48,626,000 for our wholly-owned communities and non-real estate assets. These amounts were partially offset by net proceeds from the disposition of one wholly-owned community of $63,651,000.

•Net cash used in financing activities was primarily due to payment of cash dividends in the amount of $243,678,000, partially offset by proceeds from the issuance of commercial paper in the amount of $224,942,000.

Variable Rate Unsecured Credit Facility

In April 2025, the Company entered into the Seventh Amended and Restated Revolving Loan Agreement with a syndicate of banks, which provides for a revolving variable rate unsecured credit facility, replacing our prior credit facility, dated September 27, 2022. The Amended Credit Facility (i) increased the borrowing capacity from $2,250,000,000 to $2,500,000,000, and (ii) extended the term of the Credit Facility from September 2026 to April 2030. The interest rate that would be applicable to borrowings under the Amended Credit Facility is 5.12% at April 30, 2025 and is composed of (i) the Secured Overnight Financing Rate ("SOFR"), applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.705% per annum, assuming a daily SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.65% to SOFR plus 1.40% per annum based upon the rating of our unsecured and unsubordinated long-term indebtedness. There is also an annual facility fee of 0.12% of the borrowing capacity under the facility, which can vary from 0.10% to 0.30% per annum based upon the rating of the Company's unsecured and unsubordinated long-term indebtedness. The Amended Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases by meeting or missing targets related to environmental sustainability that can range from (0.025)% to 0.025% in the aggregate.

In addition, in April 2025, the Company entered into a Term Loan, which matures in April 2029. The Term Loan bears interest at varying levels based on (i) the SOFR applicable to the period of borrowing for a particular draw of funds from the facility, which rate is recalculated at the end of each such period if the Term Loan remains outstanding and (ii) a stated spread over SOFR that can vary from SOFR plus 0.70% to SOFR plus 1.60% per annum based upon the rating of the Company’s unsecured and unsubordinated long-term indebtedness. The current borrowing spread to SOFR under the Term Loan is 0.78% per annum. There is also a sustainability spread adjustment that can range from (0.02)% to 0.02% in the aggregate. The Company has not drawn down any amounts on the Term Loan, and expects to draw down the full amount of the Term Loan in the second quarter of 2025. In addition to the $300,000,000 interest rate swaps entered into during the three months ended March 31, 2025, the Company entered into an additional $150,000,000 notional amount of forward starting pay fixed receive floating interest rate swaps to hedge the impact of variability in interest rates, totaling the $450,000,000 of the Term Loan. Including the impact of these swaps and transaction costs, assuming the Term Loan will be fully drawn from May 30, 2025 until maturity and the Company's current borrowing spread to SOFR, the effective interest rate on borrowings under the Term Loan would be 4.47%.

The availability on the Amended Credit Facility as of April 30, 2025 is as follows (dollars in thousands):

April 30, 2025

Credit facility commitment	$2,500,000
Credit facility outstanding	—
Commercial paper outstanding	(595,000)
Letters of credit outstanding (1)	(864)
Total Credit facility available	$1,904,136
_____________________________________
(1)In addition, we had $49,086 outstanding in additional letters of credit unrelated to the Amended Credit Facility as of April 30, 2025.

Commercial Paper Program

We have a Commercial Paper Program in which we may issue, unsecured commercial paper notes with maturities of less than one year. In April 2025, the Company increased the maximum amount of commercial paper that can be outstanding under its unsecured Commercial Paper Program from $500,000,000 to $1,000,000,000. The Commercial Paper Program is backstopped by our commitment to maintain available borrowing capacity under the Amended Credit Facility in an amount equal to actual borrowings under the Commercial Paper Program. As of April 30, 2025, we had $595,000,000 of borrowings outstanding under the Commercial Paper Program.

Secured and Unsecured Borrowings - Financial Covenants and Early Repayment Provisions

We are subject to financial covenants contained in the Credit Facility, the Term Loan and the indentures under which our unsecured notes were issued. The principal financial covenants include the following:

•limitations on the amount of total and secured debt in relation to our overall capital structure;
•limitations on the amount of our unsecured debt relative to the undepreciated basis of real estate assets that are not encumbered by property-specific financing; and
•minimum levels of debt service coverage.

We were in compliance with these covenants at March 31, 2025.

In addition, some of our secured and unsecured borrowings include yield maintenance, defeasance or prepayment penalty provisions, which could result in us incurring an additional charge in the event of a full or partial prepayment of outstanding principal before the scheduled maturity. These provisions in our borrowings are generally consistent with other similar types of debt instruments issued during the same time period in which our borrowings were issued.

Continuous Equity Offering Program

Under our continuous equity program (the "CEP"), we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. During 2024, we entered into forward contracts under the CEP to sell 367,113 shares of common stock for approximate proceeds, net of fees, of $80,687,000, based on the gross weighted average price of $223.27 per share, with settlement of the forward contracts expected to occur on one or more dates not later than December 31, 2025. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for dividends and a daily interest factor. During the three months ended March 31, 2025 and through April 30, 2025, we did not have any sales under the CEP. As of April 30, 2025, we had $623,997,000 remaining authorized for issuance under this program, after consideration of outstanding forward contracts.

Forward Equity Offering

In addition to the CEP, during the year ended December 31, 2024, we completed an underwritten public offering of 3,680,000 shares of our common stock at a discount to the closing price of $226.52 per share, net of fees, offered in connection with forward contracts entered into with certain financial institutions acting as forward purchasers. Assuming full physical settlement of the forward contracts, which we expect to occur no later than December 31, 2025, we will receive approximate proceeds, net of fees, of $808,606,000, based on the initial forward price. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for dividends and a daily interest factor.

Stock Repurchase Program

We have a stock repurchase program under which we may acquire shares of our common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000. During the three months ended March 31, 2025 and through April 30, 2025, we had no repurchases of shares under this program. As of April 30, 2025, we had $314,237,000 remaining authorized for purchase under this program.

Interest Rate Swap Agreements

Including forward pay fixed receive floating swaps entered into in 2024, and 2025 through the date of this Form 10-Q, the Company has the following $650,000,000 notional amount of outstanding swaps:

•$450,000,000 notional amount, entered into to hedge against interest rate variability associated with the Term Loan, which we expect to remain outstanding over the life of the term loan; and

•$200,000,000 notional amount entered into to hedge against interest rate variability on our expected 2025 fixed-rate debt issuance activity, which we expect to cash settle in conjunction with the forecasted debt issuance, paying or receiving cash for the then current fair value.

Future Financing and Capital Needs - Debt Maturities and Material Obligations

One of our principal long-term liquidity needs is the repayment of long-term debt at maturity. For both our unsecured and secured notes, a portion of the principal of these notes may be repaid prior to maturity. Early retirement of our unsecured or secured notes could result in gains or losses on extinguishment. We may use capital from a variety of sources to repay debt at maturity, including proceeds received from the dispositions of our operating communities or other direct and indirect investments in real estate and cash from operations. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance or otherwise provide liquidity to satisfy the debt at maturity. This refinancing may be accomplished by uncollateralized private or public debt offerings, equity issuances, including through the settlement of the outstanding equity forwards, additional debt financing that is secured by mortgages on individual communities or groups of communities or borrowings under our Amended Credit Facility, Term Loan or Commercial Paper Program. In addition, to the extent we have amounts outstanding under the Commercial Paper Program, we are obligated to repay the short-term indebtedness at maturity through either current cash on hand or by incurring other indebtedness, including by way of borrowing under our Amended Credit Facility or Term Loan. Although we believe we will have the capacity to meet our currently anticipated liquidity needs, we cannot assure you that capital from additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

The following table details our consolidated debt obligations, including the effective interest rate and contractual maturity dates, and principal payments for periodic amortization and maturities for the next five years, excluding our Credit Facility and Commercial Paper Program and amounts outstanding related to communities classified as held for sale, at March 31, 2025 and December 31, 2024 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest other than as disclosed related to the AVA Arts District construction loan (see "Unconsolidated Operating Communities" for further discussion of the construction loan).

	Effective interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Debt				12/31/2024	3/31/2025	2025	2026	2027	2028	2029	Thereafter
Tax-exempt bonds
Variable rate
Avalon Acton	3.91%	Jul-2040	(3)	$45,000	$45,000	$—	$—	$—	$—	$—	$45,000
Avalon Clinton North	4.56%	Nov-2038	(3)	126,400	126,400	—	—	700	2,800	3,000	119,900
Avalon Clinton South	4.56%	Nov-2038	(3)	104,500	104,500	—	—	600	2,300	2,400	99,200
Avalon Midtown West	4.53%	May-2029	(3)	69,800	69,800	8,100	8,100	8,900	9,800	34,900	—
Avalon San Bruno I	4.45%	Dec-2037	(3)	55,250	54,350	1,300	2,600	2,700	2,900	3,100	41,750
				400,950	400,050	9,400	10,700	12,900	17,800	43,400	305,850
Conventional loans
Fixed rate
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	525,000	—	—	—	—	—
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	300,000	—	—	—	—	—
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	475,000	—	—	—	—
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	300,000	—	—	—	—
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	400,000	—	—	—
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	450,000	—	—
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	—	450,000	—
$700 million unsecured notes	2.69%	Mar-2030		700,000	700,000	—	—	—	—	—	700,000
$600 million unsecured notes	2.65%	Jan-2031		600,000	600,000	—	—	—	—	—	600,000
$700 million unsecured notes	2.16%	Jan-2032		700,000	700,000	—	—	—	—	—	700,000
$400 million unsecured notes	2.03%	Dec-2028		400,000	400,000	—	—	—	400,000	—	—
$350 million unsecured notes	4.38%	Feb-2033		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	5.19%	Dec-2033		400,000	400,000	—	—	—	—	—	400,000
$400 million unsecured notes	5.05%	Jun-2034		400,000	400,000	—	—	—	—	—	400,000
Avalon Walnut Creek	4.00%	Jul-2066		4,681	4,681	—	—	—	—	—	4,681
eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	41,400	—	—	—
eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	111,500	—	—	—
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	32,200	—	—	—
Avalon San Bruno III	2.38%	Mar-2027		51,000	51,000	—	—	51,000	—	—	—
Avalon Cerritos	3.34%	Aug-2029		30,250	30,250	—	—	—	—	30,250	—
Avalon West Plano	5.97%	May-2029		62,448	62,178	795	1,111	1,159	1,202	57,911	—
				7,733,479	7,733,209	825,795	776,111	637,259	851,202	538,161	4,104,681

Total indebtedness - excluding Credit Facility and Commercial Paper				$8,134,429	$8,133,259	$835,195	$786,811	$650,159	$869,002	$581,561	$4,410,531
_________________________
(1)Rates are as of March 31, 2025 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark-to-market amortization and other fees.
(2)Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $39,393 and $41,216 as of March 31, 2025 and December 31, 2024, respectively, deferred financing costs and debt discount associated with secured notes of $15,371 and $15,964 as of March 31, 2025 and December 31, 2024, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.
(3)Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

In addition to consolidated debt, we have scheduled contractual obligations associated with (i) ground leases for land underlying current operating or development communities and commercial and parking facilities and (ii) office leases for our corporate headquarters and regional offices. As of March 31, 2025, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in the Form 10-K.

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

In 2025, we expect to continue to meet our liquidity needs from one or more of a variety of internal and external sources, which may include (i) settlement of our outstanding equity forward contracts, (ii) real estate dispositions, (iii) cash balances on hand as well as cash generated from our operating activities, (iv) borrowing capacity under the Amended Credit Facility, (v) borrowings under the Commercial Paper Program and (vi) secured and unsecured debt financings. Additional sources of liquidity in 2025 may include the issuance of common and preferred equity, including the issuance of additional shares of our common stock under the CEP. Our ability to obtain additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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

From time to time we use joint ventures to hold or develop individual real estate assets. We generally employ joint ventures to mitigate asset concentration or market risk and as a source of liquidity. We may also use joint ventures related to mixed-use land development opportunities and new markets where our partners bring development and operational expertise and/or experience to the venture. Each joint venture or partnership agreement has been individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement. We cannot assure you that we will achieve our objectives through joint ventures.

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

Unconsolidated Operating Communities

As of March 31, 2025, we had investments in the following unconsolidated real estate entities accounted for under the equity method of accounting. See Note 5, "Investments," of the Condensed Consolidated Financial Statements included elsewhere in this report. For joint ventures holding operating apartment communities as of March 31, 2025, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of apartment homes	Total capitalized cost	Debt (1)
				Principal amount		Interest rate	Maturity date
Unconsolidated Real Estate Investments					Type

NYTA MF Investors, LLC
1. Avalon Bowery Place I - New York, NY		206	$217,789	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II - New York, NY		90	91,708	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside - New York, NY (2)		295	216,360	111,295	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea - New York, NY (3)		305	130,370	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line - New York, NY (3)		405	123,011	84,000	Fixed	4.01%	Jan 2029
Total NYTA MF Investors, LLC	20.0%	1,301	779,238	394,734		3.88%

Other Operating Joint Ventures
1. MVP I, LLC - Avalon at Mission Bay II - San Francisco, CA	25.0%	313	130,198	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC - Brandywine - Washington, D.C.	28.6%	305	20,093	18,191	Fixed	3.40%	Jun 2028
3. Avalon Alderwood MF Member, LLC - Avalon Alderwood Place - Lynnwood, WA	50.0%	328	111,227	—	N/A	N/A	N/A
4. Arts District Joint Venture - AVA Arts District - Los Angeles, CA (4)	25.0%	475	288,212	157,434	Variable	6.91%	Aug 2025
Total Other Joint Ventures		1,421	549,730	278,625		5.32%

Total Unconsolidated Real Estate Investments (5)		2,722	$1,328,968	$673,359		4.48%
_____________________________
(1)We have not guaranteed the debt of these unconsolidated investees and bear no responsibility for the repayment other than for the Arts District joint venture as discussed below in note 4.
(2)Borrowing on this community is comprised of two mortgage loans. The interest rate is the weighted average interest rate as of March 31, 2025.
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
(5)In addition to leasehold assets, there were net other assets of $39,761 as of March 31, 2025 associated with our unconsolidated real estate investments which are primarily cash and cash equivalents.

Development Communities

As of March 31, 2025, we owned or held a direct interest in 19 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 6,595 apartment homes and 69,000 square feet of commercial space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,493,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate.

The following table presents a summary of the Development Communities.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy	Estimated completion	Estimated stabilized operations (2)
1.	Avalon West Windsor (3) West Windsor, NJ	535	$210	Q2 2022	Q2 2025	Q2 2026	Q4 2026
2.	Avalon Annapolis Annapolis, MD	508	199	Q3 2022	Q3 2024	Q3 2025	Q2 2026
3.	Avalon Lake Norman (4) Mooresville, NC	345	101	Q1 2023	Q2 2025	Q1 2026	Q3 2026
4.	Avalon Hunt Valley West Hunt Valley, MD	322	107	Q2 2023	Q1 2025	Q1 2026	Q3 2026
5.	Avalon South Miami (3) South Miami, FL	290	186	Q3 2023	Q3 2025	Q1 2026	Q3 2026
6.	Avalon Princeton on Harrison Princeton, NJ	200	82	Q3 2023	Q1 2025	Q2 2025	Q1 2026
7.	Avalon Wayne Wayne, NJ	473	171	Q4 2023	Q2 2025	Q3 2026	Q1 2027
8.	Avalon Parsippany Parsippany, NJ	410	147	Q4 2023	Q3 2025	Q2 2026	Q4 2026
9.	Avalon Pleasanton I Pleasanton, CA	82	58	Q2 2024	Q3 2025	Q4 2025	Q1 2026
10.	Avalon Roseland II Roseland, NJ	533	199	Q2 2024	Q4 2025	Q4 2026	Q2 2027
11.	Avalon Quincy Adams Quincy, MA	288	124	Q2 2024	Q1 2026	Q3 2026	Q2 2027
12.	Avalon Tech Ridge I Austin, TX	444	120	Q3 2024	Q1 2026	Q1 2027	Q3 2027
13.	Avalon Carmel (4) Charlotte, NC	360	123	Q3 2024	Q2 2026	Q3 2026	Q3 2027
14.	Avalon Plano (4) Plano, TX	155	58	Q3 2024	Q2 2026	Q2 2027	Q4 2027
15.	Avalon Oakridge I Durham, NC	459	149	Q3 2024	Q4 2026	Q4 2027	Q2 2028
16.	AVA Brewer's Hill Baltimore, MD	418	134	Q4 2024	Q4 2026	Q3 2027	Q1 2028
17.	Kanso Hillcrest San Diego, CA	182	85	Q4 2024	Q1 2027	Q2 2027	Q4 2027
18.	Avalon Parker Parker, CO	312	122	Q1 2025	Q3 2026	Q2 2027	Q1 2028
19.	Avalon North Palm Beach (3) Lake Park, FL	279	118	Q1 2025	Q1 2027	Q3 2027	Q1 2028
	Total	6,595	$2,493
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
(3)Developments containing at least 10,000 square feet of commercial space include Avalon West Windsor (19,000 sf), Avalon South Miami (32,000 sf), and Avalon North Palm Beach (10,000 sf).
(4)Communities being developed through our Developer Funding Program ("DFP"). The DFP utilizes third-party multifamily developers to source and construct communities which we own and operate.

Development Rights

At March 31, 2025, we had $141,978,000 in acquisition and related capitalized costs for direct interests in six land parcels we own. In addition, we had $66,108,000 in capitalized costs (including legal fees, design fees and related overhead costs) consisting of $54,454,000 included as deferred development rights and the balance included in our unconsolidated investments, with these amounts related to (i) 17 Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land, as well as (ii) costs incurred for five Development Rights that we expect to construct as additional phases of our existing stabilized operating communities on land we own. Collectively, the land held for development and associated costs for deferred development rights relate to 28 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 8,932 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. We incurred a charge of $4,744,000 and $4,245,000 for the three months ended March 31, 2025 and 2024, respectively, for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed. The amounts for 2025 and 2024 include a write-off of $3,668,000 and $1,600,000, respectively, for one development opportunity in each year that the Company determined is no longer probable.

Structured Investment Program

As of April 30, 2025, we had eight commitments to fund up to $211,585,000 in the aggregate under the SIP. As of April 30, 2025, our investment commitments had a weighted average rate of return of 11.6% and a weighted average initial maturity date of January 2027. As of April 30, 2025, we had funded $199,532,000 of these commitments. See Note 5, "Investments," of the Condensed Consolidated Financial Statements included elsewhere in this report.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk as disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4.    CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)Changes in internal controls over financial reporting.

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors that could materially affect our business, financial condition or future results discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 in Part I, Item 1A. "Risk Factors." The risks described in the Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors since December 31, 2024.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) As disclosed elsewhere in this Form 10-Q, on April 30, 2025, the Company acquired a total of six apartment communities, located in the Dallas-Fort Worth metropolitan area, containing 1,844 apartment homes for consideration comprised of a cash payment of $193,000,000 and 1,060,000 DownREIT Units. The DownREIT Units were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. Beginning on the one-year anniversary of the closing date, holders of the DownREIT Units may present some or all of their units for redemption, being entitled to receive a cash amount per unit that is related to the then-fair market value of the Company’s common stock, except that in lieu of such cash redemption the Company may elect to acquire units presented for redemption in exchange for an equal number of shares of the Company’s common stock.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1 - January 31, 2025	55	$219.17	—	$314,237
February 1 - February 28, 2025	177	$220.55	—	$314,237
March 1 - March 31, 2025	71,964	$226.19	—	$314,237
Total	72,196	$226.17	—
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

During the three months ended March 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on October 30, 2023. (Incorporated by reference to Exhibit 3.1 to Form 8-K of the Company filed October 30, 2023.)
10.1	—
Seventh Amended and Restated Revolving Loan Agreement, dated as of April 3, 2025, among the Company, as borrower, Bank of America, N.A., as administrative agent, an issuing bank and a bank, JPMorgan Chase Bank, N.A., as an issuing bank, a bank and a syndication agent, Wells Fargo Bank, N.A., as an issuing bank, a bank and a syndication agent, the co-documentation agents and senior managing agents named therein, JPMorgan Chase Bank, N.A., BofA Securities, Inc., and Wells Fargo Securities, LLC as joint bookrunners and joint lead arrangers, and the other bank parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed April 4, 2025.)

10.2	—
Term Loan Agreement, dated as of April 3, 2025, among the Company, as borrower, Truist Bank, as administrative agent and a bank, TD Bank, N.A., as a bank and a syndication agent, Mizuho Bank, Ltd., as a bank and a syndication agent, Truist Securities, Inc., TD Bank, N.A., and Mizuho Bank, Ltd., as joint bookrunners and joint lead arrangers, and the other bank parties signatory thereto. (Incorporated by reference to Exhibit 10.2 to Form 8-K of the Company filed April 4, 2025.)

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
Financial materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) including: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements. (Filed herewith.)

104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document). (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	May 8, 2025	/s/ Benjamin W. Schall
Benjamin W. Schall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 8, 2025	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)