Form 10-Q
period 2025-09-30
AVALONBAY COMMUNITIES INC
filed 2025-11-06
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

141,594,945 shares of common stock, par value $0.01 per share, were outstanding as of October 31, 2025.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,924,925	$4,888,146
Buildings and improvements	21,027,361	20,454,276
Furniture, fixtures and equipment	1,505,473	1,387,506
	27,457,759	26,729,928
Less accumulated depreciation	(8,555,747)	(8,164,411)
Net operating real estate	18,902,012	18,565,517
Construction in progress, including land	1,428,609	1,042,673
Land held for development	126,050	151,922
Real estate assets held for sale, net	69,578	6,950
Total real estate, net	20,526,249	19,767,062

Cash and cash equivalents	123,313	108,576
Restricted cash	198,578	158,500
Unconsolidated investments	206,185	227,320
Deferred development costs	101,523	43,675
Prepaid expenses and other assets	643,790	540,950
Right of use lease assets	149,594	154,654
Total assets	$21,949,232	$21,000,737

LIABILITIES AND EQUITY
Unsecured notes, net	$7,780,713	$7,358,784
Variable rate unsecured credit facility and commercial paper, net	234,981	—
Mortgage notes payable, net	709,942	718,465
Dividends payable	252,757	244,967
Payables for construction	97,905	85,954
Accrued expenses and other liabilities	406,542	356,987
Lease liabilities	167,826	173,282
Accrued interest payable	75,834	58,377
Resident security deposits	61,237	62,829
Total liabilities	9,787,737	9,059,645

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at September 30, 2025 and December 31, 2024; zero shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at September 30, 2025 and December 31, 2024; 141,594,313 and 142,254,022 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,415	1,422
Additional paid-in capital	11,271,388	11,314,116
Accumulated earnings less dividends	638,898	591,250
Accumulated other comprehensive income	26,214	34,304
Total stockholders' equity	11,937,915	11,941,092
Noncontrolling interests	223,580	—
Total equity	12,161,495	11,941,092
Total liabilities and equity	$21,949,232	$21,000,737

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenue:
Rental and other income	$764,926	$732,591	$2,267,665	$2,167,866
Management, development and other fees	1,870	1,716	5,204	5,342
Total revenue	766,796	734,307	2,272,869	2,173,208

Expenses:
Operating expenses, excluding property taxes	203,478	193,041	581,446	548,553
Property taxes	89,749	82,419	257,611	243,255
Expensed transaction, development and other pursuit costs, net of recoveries	1,392	1,573	8,629	7,235
Interest expense, net	65,410	55,769	190,075	167,613
Depreciation expense	230,371	212,122	679,989	631,314
General and administrative expense	22,028	20,089	64,805	60,006
Casualty and impairment loss	—	—	858	2,935
Total expenses	612,428	565,013	1,783,413	1,660,911

Income from unconsolidated investments	42,487	25,250	40,436	33,845
Structured Investment Program interest income	6,832	5,470	19,882	12,544
Gain on sale of communities, net	180,155	172,973	336,081	241,459
Other real estate activity	127	314	3,919	636

Income before income taxes	383,969	373,301	889,774	800,781
Income tax benefit (expense)	193	(782)	840	(698)

Net income	384,162	372,519	890,614	800,083
Net income attributable to noncontrolling interests	(2,856)	—	(4,046)	(181)

Net income attributable to common stockholders	$381,306	$372,519	$886,568	$799,902

Other comprehensive income:
Gain (loss) on cash flow hedges	36	470	(5,824)	12,308
Cash flow hedge gains reclassified to earnings	(1,423)	(274)	(2,266)	(197)
Comprehensive income	$379,919	$372,715	$878,478	$812,013

Earnings per common share - basic:
Net income attributable to common stockholders	$2.68	$2.62	$6.23	$5.62

Earnings per common share - diluted:
Net income attributable to common stockholders	$2.68	$2.61	$6.22	$5.62

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Dollars in thousands)

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive income (loss)	Total stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2024	$1,422	$11,314,116	$591,250	$34,304	$11,941,092	$—	$11,941,092
Net income attributable to common stockholders	—	—	236,597	—	236,597	—	236,597
Loss on cash flow hedges, net	—	—	—	(3,597)	(3,597)	—	(3,597)
Cash flow hedge gains reclassified to earnings	—	—	—	(273)	(273)	—	(273)
Dividends declared to common stockholders ($1.75 per share)	—	—	(250,265)	—	(250,265)	—	(250,265)
Issuance of common stock, net of withholdings	1	(14,371)	(1,096)	—	(15,466)	—	(15,466)
Amortization of deferred compensation	—	8,195	—	—	8,195	—	8,195
Balance at March 31, 2025	$1,423	$11,307,940	$576,486	$30,434	$11,916,283	$—	$11,916,283
Net income	—	—	268,665	—	268,665	1,190	269,855
Loss on cash flow hedges, net	—	—	—	(2,263)	(2,263)	—	(2,263)
Cash flow hedge gains reclassified to earnings	—	—	—	(570)	(570)	—	(570)
Issuance of DownREIT Units	—	—	—	—	—	222,653	222,653
Dividends declared to noncontrolling interests ($1.19 per share)	—	—	—	—	—	(1,264)	(1,264)
Dividends declared to common stockholders ($1.75 per share)	—	—	(249,610)	—	(249,610)	—	(249,610)
Issuance of common stock, net of withholdings	—	2,676	(6)	—	2,670	—	2,670
Amortization of deferred compensation	—	12,544	—	—	12,544	—	12,544
Balance at June 30, 2025	$1,423	$11,323,160	$595,535	$27,601	$11,947,719	$222,579	$12,170,298
Net income	—	—	381,306	—	381,306	2,856	384,162
Gain on cash flow hedges	—	—	—	36	36	—	36
Cash flow hedge gains reclassified to earnings	—	—	—	(1,423)	(1,423)	—	(1,423)
Dividends declared to noncontrolling interests ($1.75 per share)	—	—	—	—	—	(1,855)	(1,855)
Dividends declared to common stockholders ($1.75 per share)	—	—	(248,227)	—	(248,227)	—	(248,227)
Issuance of common stock, net of withholdings	—	49	11	—	60	—	60
Repurchase of common stock, including repurchase costs	(8)	(62,111)	(89,727)	—	(151,846)	—	(151,846)
Amortization of deferred compensation	—	10,290	—	—	10,290	—	10,290
Balance at September 30, 2025	$1,415	$11,271,388	$638,898	$26,214	$11,937,915	$223,580	$12,161,495

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive income (loss)	Total equity

Balance at December 31, 2023	$1,420	$11,287,626	$478,156	$16,116	$11,783,318
Net income attributable to common stockholders	—	—	173,449	—	173,449
Gain on cash flow hedges, net	—	—	—	7,339	7,339
Cash flow hedge losses reclassified to earnings	—	—	—	146	146
Dividends declared to common stockholders ($1.70 per share)	—	—	(242,701)	—	(242,701)
Issuance of common stock, net of withholdings	2	(16,226)	467	—	(15,757)
Amortization of deferred compensation	—	8,440	—	—	8,440
Balance at March 31, 2024	$1,422	$11,279,840	$409,371	$23,601	$11,714,234
Net income attributable to common stockholders	—	—	253,934	—	253,934
Gain on cash flow hedges, net	—	—	—	4,499	4,499
Cash flow hedge gains reclassified to earnings	—	—	—	(69)	(69)
Noncontrolling interest activity	—	(77)	—	—	(77)
Dividends declared to common stockholders ($1.70 per share)	—	—	(242,173)	—	(242,173)
Issuance of common stock, net of withholdings	—	(153)	2	—	(151)
Amortization of deferred compensation	—	11,297	—	—	11,297
Balance at June 30, 2024	$1,422	$11,290,907	$421,134	$28,031	$11,741,494
Net income attributable to common stockholders	—	—	372,519	—	372,519
Gain on cash flow hedges, net	—	—	—	470	470
Cash flow hedge gains reclassified to earnings	—	—	—	(274)	(274)
Dividends declared to common stockholders ($1.70 per share)	—	—	(242,221)	—	(242,221)
Issuance of common stock, net of withholdings	—	3,254	4	—	3,258
Amortization of deferred compensation	—	9,638	—	—	9,638
Balance at September 30, 2024	$1,422	$11,303,799	$551,436	$28,227	$11,884,884

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$890,614	$800,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	679,989	631,314
Amortization of deferred financing costs and debt discount	10,173	9,995
Amortization of stock-based compensation	21,268	20,241
Equity in income of, and return on, unconsolidated investments and noncontrolling interests, net of eliminations	(32,994)	(27,290)
Casualty and impairment loss	858	1,415
Expensed transaction, development and other pursuit costs, net of recoveries	8,629	7,235
Cash flow hedge gains reclassified to earnings	(912)	(197)
Gain on sale of real estate assets, net	(340,150)	(242,032)
Increase in prepaid expenses and other assets	(35,365)	(32,965)
Increase in accrued expenses, other liabilities, accrued interest payable and resident security deposits	68,564	111,266
Net cash provided by operating activities	1,270,674	1,279,065

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(849,799)	(691,744)
Acquisition of real estate assets, including partnership interest	(643,975)	(278,363)
Capital expenditures - existing real estate assets	(183,809)	(136,431)
Capital expenditures - non-real estate assets	(2,509)	(4,554)
Increase (decrease) in payables for construction	11,951	(6,440)
Proceeds from sale of real estate, net of selling costs	799,247	502,808
Note receivable lending	(20,327)	(65,913)
Note receivable payments	25	237
Distributions from unconsolidated entities and investment sale proceeds	—	7,178
Unconsolidated investments	(35,881)	(9,367)
Net cash used in investing activities	(925,077)	(682,589)

Cash flows from financing activities:
Issuance of common stock, net	3,377	7,232
Repurchase of common stock, net	(151,846)	—
Dividends paid	(742,879)	(720,136)
Net borrowings under unsecured credit facility and commercial paper	234,981	—
Repayments of mortgage notes payable, including prepayment penalties	(10,492)	(9,131)
Issuance of unsecured notes	947,488	398,788
Repayment of unsecured notes	(525,000)	—
Payment of deferred financing costs	(20,003)	(3,762)
Receipt for termination of forward interest rate swaps	4,099	16,839
Payments related to tax withholding for share-based compensation	(16,643)	(16,602)
Noncontrolling interests, joint venture and preferred equity transactions	(13,864)	(8,187)
Net cash used in financing activities	(290,782)	(334,959)

Net increase in cash, cash equivalents and restricted cash	54,815	261,517

Cash, cash equivalents and restricted cash, beginning of period	267,076	530,960
Cash, cash equivalents and restricted cash, end of period	$321,891	$792,477

Cash paid during the period for interest, net of amount capitalized	$163,332	$135,420

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$123,313	$552,356
Restricted cash	198,578	240,121
Cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$321,891	$792,477

Supplemental disclosures of non-cash investing and financing activities:

During the nine months ended September 30, 2025:

•As described in Note 4, "Equity," the Company issued 182,815 shares of common stock as part of the Company's stock-based compensation plans, of which 103,332 shares related to the conversion of performance awards to shares of common stock, and the remaining 79,483 shares valued at $17,598,000 were issued in connection with new stock grants; 2,721 shares valued at $558,000 were issued through the Company's dividend reinvestment plan; 73,652 shares valued at $16,518,000 were withheld to satisfy employees' tax withholding and other liabilities; and 2,681 restricted shares with an aggregate value of $528,000 were forfeited.

•The Company acquired six apartment communities, in the Dallas-Fort Worth metropolitan area, containing 1,844 apartment homes for $415,579,000, with the consideration comprised of a cash payment of $193,000,000 and the issuance of 1,060,000 units representing limited partnership interests (the “DownREIT Units”).

•Common stock and DownREIT Unit dividends declared but not paid totaled $250,082,000.

•The Company recorded (i) a decrease to prepaid expenses and other assets of $5,824,000 and a corresponding adjustment to accumulated other comprehensive income; and (ii) reclassified $2,266,000 of cash flow hedge gains from other comprehensive income to interest expense, net, to record the impact of the Company's derivative and hedging activity.

During the nine months ended September 30, 2024:

•The Company issued 250,806 shares of common stock as part of the Company's stock-based compensation plans, of which 146,725 shares related to the conversion of performance awards to shares of common stock, and the remaining 104,081 shares valued at $18,020,000 were issued in connection with new stock grants; 12,290 shares valued at $1,972,000 were issued in conjunction with the conversion of deferred stock awards; 2,777 shares valued at $521,000 were issued through the Company's dividend reinvestment plan; 93,181 shares valued at $16,643,000 were withheld to satisfy employees' tax withholding and other liabilities; and 4,021 restricted shares with an aggregate value of $732,000 were forfeited.

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

As of September 30, 2025, the Company owned or held a direct or indirect ownership interest in 314 apartment communities containing 97,219 apartment homes in 11 states and the District of Columbia, of which 21 communities were under construction. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 34 communities that, if developed as expected, will contain an estimated 9,381 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "Form 10-K"). The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

Noncontrolling Interests

The Company classifies the carrying value of the DownREIT Units as noncontrolling interests, as the units may be redeemed by unitholders on or after April 30, 2026 for cash or common stock at the Company's election. Net income is allocated to the DownREIT Units pro-rata based on the weighted average proportion of DownREIT Units to the weighted average combined total of outstanding common stock, participating securities, and DownREIT Units for the period.

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

Earnings per Common Share

Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of shares outstanding during the period. All outstanding unvested restricted share awards contain rights to non-

forfeitable dividends and participate in undistributed earnings with common stockholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per common share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per common share on a diluted basis. Diluted earnings per common share was computed using the treasury stock method for performance awards, options, participating securities and forward contracts, and using the if-converted method for DownREIT Units. The Company's earnings per common share are determined as follows (dollars in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Basic and diluted shares outstanding
Weighted average common shares - basic	142,089,075	142,038,838	142,132,739	141,981,920
Effect of dilutive securities	1,446,326	477,846	972,016	394,514
Weighted average common shares - diluted	143,535,401	142,516,684	143,104,755	142,376,434

Calculation of Earnings per Common Share - basic
Net income attributable to common stockholders	$381,306	$372,519	$886,568	$799,902
Net income allocated to unvested restricted shares	(719)	(706)	(1,660)	(1,537)
Net income attributable to common stockholders - basic	$380,587	$371,813	$884,908	$798,365

Weighted average common shares - basic	142,089,075	142,038,838	142,132,739	141,981,920

Earnings per common share - basic	$2.68	$2.62	$6.23	$5.62

Calculation of Earnings per Common Share - diluted
Net income attributable to common stockholders	$381,306	$372,519	$886,568	$799,902
Net income attributable to DownREIT unitholders in consolidated partnerships	2,856	—	4,046	—
Net income - diluted	$384,162	$372,519	$890,614	$799,902

Weighted average common shares - diluted	143,535,401	142,516,684	143,104,755	142,376,434

Earnings per common share - diluted	$2.68	$2.61	$6.22	$5.62

Certain options to purchase shares of common stock in the amounts of 19,266, forward contracts to sell shares of common stock in the amounts of 4,047,113, and unvested performance awards in the amounts of 42,609 as of September 30, 2025 were not included in the computation of diluted earnings per common share because they were anti-dilutive for the period. Certain options to purchase shares of common stock in the amounts of 9,793 and forward contracts to sell shares of common stock in the amounts of 3,757,922 were outstanding as of September 30, 2024 and were not included in the computation of diluted earnings per common share because they were anti-dilutive for the period.

Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, "Hedging Derivatives") for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into Hedging Derivatives for trading or other speculative purposes. The Company assesses the effectiveness of qualifying hedges, both at inception and on an ongoing basis. The fair values of Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair values of Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of interest expense, net. For the Hedging Derivatives that qualify as effective cash flow hedges, the Company records the cumulative changes in the Hedging Derivatives' fair value in accumulated other comprehensive income. Amounts recorded in accumulated other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The effective portion of the change in fair value of the Hedging Derivatives that qualify as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding hedged item. Receipts or payments associated with the gains and losses on the Company’s cash flow hedges of future fixed rate debt issuances are presented as a component of cash flows from financing activities in the period the hedges are terminated and the receipt or payments for the Company’s cash flow hedges of interest on variable rate debt are presented as a component of cash flows from operating activities. Payments for derivatives that are not designated in hedging relationships are presented as a component of cash flows from operating activities. See Note 11, “Fair Value,” for further discussion of derivative financial instruments.

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

The following table details the Company’s revenue disaggregated by reportable operating segment, further discussed in Note 8, “Segment Reporting,” for the three and nine months ended September 30, 2025 and 2024. Segment information for total revenue excludes real estate assets that were sold from January 1, 2024 through September 30, 2025, or otherwise qualify as held for sale as of September 30, 2025, as described in Note 6, "Real Estate Disposition Activities" (dollars in thousands):

	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the three months ended September 30, 2025
Management, development and other fees and other ancillary items	$—	$—	$—	$1,870	$1,870
Non-lease related revenue (2)	2,222	1,761	108	—	4,091
Total non-lease revenue	2,222	1,761	108	1,870	5,961

Lease income (3)	689,703	45,709	13,554	—	748,966

Total revenue	$691,925	$47,470	$13,662	$1,870	$754,927

For the three months ended September 30, 2024
Management, development and other fees and other ancillary items	$—	$—	$—	$1,716	$1,716
Non-lease related revenue (2)	1,966	1,427	51	—	3,444
Total non-lease revenue	1,966	1,427	51	1,716	5,160

Lease income (3)	674,384	24,283	2,860	—	701,527

Total revenue	$676,350	$25,710	$2,911	$1,716	$706,687

	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the nine months ended September 30, 2025
Management, development and other fees and other ancillary items	$—	$—	$—	$5,204	$5,204
Non-lease related revenue (2)	6,267	4,822	252	—	11,341
Total non-lease revenue	6,267	4,822	252	5,204	16,545

Lease income (3)	2,058,298	117,508	29,470	—	2,205,276

Total revenue	$2,064,565	$122,330	$29,722	$5,204	$2,221,821

For the nine months ended September 30, 2024
Management, development and other fees and other ancillary items	$—	$—	$—	$5,342	$5,342
Non-lease related revenue (2)	6,881	4,115	104	—	11,100
Total non-lease revenue	6,881	4,115	104	5,342	16,442

Lease income (3)	2,002,968	49,431	4,669	—	2,057,068

Total revenue	$2,009,849	$53,546	$4,773	$5,342	$2,073,510
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

Due to the nature and timing of the Company’s identified revenue streams, there were no material amounts of outstanding or unsatisfied performance obligations as of September 30, 2025.
Uncollectible Lease Revenue Reserves

The Company recorded an aggregate offset to income for uncollectible lease revenue, net of amounts received from government rent relief programs, for its residential and commercial portfolios of $11,531,000 and $11,669,000 for the three months ended September 30, 2025 and 2024, respectively, and $35,411,000 and $35,450,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires the disaggregation for certain expenses presented on the face of an entity’s income statement in the entity's disclosures. Additionally, it requires the disclosure of selling expenses and descriptions of amounts not separately disaggregated. The new standard will be effective for annual reporting periods beginning January 1, 2027, and interim reporting periods beginning January 1, 2028. The Company is assessing the standard and does not expect it to have a material effect on the Company’s consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which updates the accounting for software implementation and development, specifically with respect to cost capitalization.

The amendments replace the former model which considered prescriptive and sequential software development stages with an approach that is focused on management authorization and probability that the project will be completed and used for its intended purpose. The new standard will be effective for annual reporting periods beginning January 1, 2027, and interim reporting periods within those annual periods. The Company is assessing the standard and does not expect it to have a material effect on the Company's financial position or results of operations.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $13,724,000 and $10,348,000 for the three months ended September 30, 2025 and 2024, respectively, and $36,107,000 and $33,146,000 for the nine months ended September 30, 2025 and 2024, respectively.

3.  Debt

The Company's debt, which consists of unsecured notes, the variable rate term loan (the "Term Loan"), mortgage notes payable, the Credit Facility and Commercial Paper, each as defined below, as of September 30, 2025 and December 31, 2024 is summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of September 30, 2025 and December 31, 2024, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities"). The weighted average interest rates in the following table for secured and unsecured notes include costs of financing including debt issuance costs as well as credit enhancement and trustees' fees, the impact of interest rate hedges and mark-to-market adjustments.

	September 30, 2025		December 31, 2024

Fixed rate unsecured notes (1)	$7,825,000	3.6%	$7,400,000	3.4%
Fixed rate mortgage notes payable - conventional and tax-exempt	332,874	3.9%	333,479	3.9%
Variable rate mortgage notes payable - conventional and tax-exempt	391,250	4.5%	400,950	5.2%
Total mortgage notes payable, unsecured notes and Term Loan	8,549,124	3.6%	8,134,429	3.5%
Credit Facility	—	—%	—	—%
Commercial paper	235,000	4.4%	—	—%
Total principal outstanding	8,784,124	3.6%	8,134,429	3.5%
Less deferred financing costs and debt discount (2)	(58,488)		(57,180)
Total	$8,725,636		$8,077,249
_____________________________________
(1)Includes the $550,000,000 Term Loan that has been swapped to an effective fixed rate of 4.44% using interest rate hedges.
(2)Excludes deferred financing costs and debt discount associated with the Credit Facility and Commercial Paper, which are included in Prepaid expenses and other assets and Variable rate unsecured credit facility and commercial paper, net, respectively, on the accompanying Condensed Consolidated Balance Sheets.

In April 2025, the Company entered into the Seventh Amended and Restated Revolving Loan Agreement with a syndicate of banks (the "Credit Facility"), amending the prior credit facility, dated September 27, 2022. The amended and restated Credit Facility (i) increased the borrowing capacity under the Credit Facility from $2,250,000,000 to $2,500,000,000, and (ii) extended the term from September 2026 to April 2030. The interest rate that would be applicable to borrowings under the Credit Facility was 4.95% at September 30, 2025 and was composed of (i) the Secured Overnight Financing Rate ("SOFR"), applicable to the period of borrowing for a particular draw of funds from the Credit Facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.705% per annum, assuming a daily SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.65% to SOFR plus 1.40% based upon the rating of the Company's unsecured senior notes. There is also an annual facility commitment fee of 0.12% of the borrowing capacity under the Credit Facility, which can vary from 0.10% to 0.30% based upon the rating of the Company's unsecured senior notes. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases related to certain environmental sustainability targets, specifically greenhouse gas emission reductions, with the adjustment determined annually. An annual determination under the sustainability-linked pricing component occurred in July 2024, maintaining reductions of approximately 0.02% to the interest rate margin and 0.005% to the commitment fee due to the Company's achievement of sustainability targets. On August 1, 2025, the Company amended the Credit Facility to extend the applicability of its sustainability-linked pricing component. All other terms of the Credit Facility, including its maturity date of April 2030, remain unchanged.

The Company has an unsecured commercial paper note program (the “Commercial Paper Program”). In April 2025, the Company increased the capacity of the Commercial Paper Program from $500,000,000 to $1,000,000,000. Under the terms of the Commercial Paper Program, the Company may issue unsecured commercial paper notes with maturities of less than one year. The program is backstopped by the Company's commitment to maintain available borrowing capacity under its unsecured credit facility in an amount equal to actual borrowings under the program.

The availability on the Company's Credit Facility as of September 30, 2025 and December 31, 2024 was as follows (dollars in thousands):

	September 30, 2025	December 31, 2024

Credit Facility commitment	$2,500,000	$2,250,000
Credit Facility outstanding	—	—
Commercial paper outstanding	(235,000)	—
Letters of credit outstanding (1)	(864)	(1,714)
Total Credit Facility available	$2,264,136	$2,248,286
_____________________________________
(1)In addition, the Company had $55,037 and $45,910 outstanding in additional letters of credit unrelated to the Credit Facility as of September 30, 2025 and December 31, 2024, respectively.

The following debt activity occurred during the nine months ended September 30, 2025:

•In April 2025, the Company entered into a $450,000,000 Term Loan which matures in April 2029. The Term Loan bears interest at varying levels based on (i) the SOFR applicable to the period of borrowing for a particular draw of funds from the facility, which rate is recalculated at the end of each such period if the Term Loan remains outstanding, (ii) a stated spread over SOFR that can vary from SOFR plus 0.70% to SOFR plus 1.60% per annum based upon the rating of the Company’s unsecured and unsubordinated long-term indebtedness and (iii) a sustainability spread adjustment that can range from (0.02)% to 0.02%. The current borrowing spread to SOFR under the Term Loan is 0.78% per annum, inclusive of a sustainability spread adjustment of (0.02)%. On August 1, 2025, the Company amended the Term Loan to (i) exercise its full accordion option to increase the amount of its Term Loan by $100,000,000 to $550,000,000 and (ii) extend the applicability of its sustainability-linked pricing component. During the nine months ended September 30, 2025, the Company drew down the $550,000,000 available under the Term Loan and entered into $550,000,000 notional amount of interest rate swaps to hedge the impact of variability in interest rates on the Term Loan. Including the impact of these swaps and transaction costs, assuming the Term Loan will be fully drawn until maturity and the Company's current borrowing spread to SOFR, the effective interest rate on borrowings under the Term Loan is fixed at 4.44% through maturity.

•In June 2025, the Company repaid $525,000,000 of its 3.45% unsecured notes at par upon maturity.

•In July 2025, the Company issued $400,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for proceeds net of underwriting fees and discounts of approximately $394,888,000, before considering the impact of other offering costs. The notes mature in August 2035 and were issued at a 5.00% interest rate. The effective interest rate on the notes is 5.05%, considering the net proceeds and including the impact of offering costs and hedging activity.

In the aggregate, secured notes payable mature at various dates from March 2027 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,217,993,000, excluding communities classified as held for sale, as of September 30, 2025).

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at September 30, 2025 were as follows (dollars in thousands):

Year	Secured notes principal payments and maturities	Unsecured notes and Term Loan maturities	Stated interest rate of unsecured notes and Term Loan
2025	$1,073	$300,000	3.50%
2026	11,611	475,000	2.95%
		300,000	2.90%
2027	250,159	400,000	3.35%
2028	19,002	450,000	3.20%
		400,000	1.90%
2029	131,561	450,000	3.30%
		550,000	SOFR + 0.78%
2030	9,000	700,000	2.30%
2031	9,600	600,000	2.45%
2032	10,400	700,000	2.05%
2033	11,900	350,000	5.00%
		400,000	5.30%
2034	12,800	400,000	5.35%
Thereafter	257,018	400,000	5.00%
		350,000	3.90%
		300,000	4.15%
		300,000	4.35%
	$724,124	$7,825,000

The Company was in compliance at September 30, 2025 with customary covenants under the Credit Facility, the Term Loan and the indentures under which the unsecured notes were issued.

4.  Equity

As of September 30, 2025 and December 31, 2024, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the nine months ended September 30, 2025, the Company:

i.issued 8,759 shares of common stock in connection with stock options exercised;
ii.issued 2,721 shares of common stock through the Company's dividend reinvestment plan;
iii.issued 182,815 shares of common stock in connection with restricted stock grants and the conversion of performance awards to shares of common stock;
iv.issued 9,126 shares of common stock through the Employee Stock Purchase Plan;
v.withheld 73,652 shares of common stock to satisfy employees' tax withholding and other liabilities;
vi.canceled 2,681 shares of restricted common stock upon forfeiture; and
vii.purchased 786,797 shares of common stock through the 2020 Stock Repurchase Program.

Deferred compensation granted under the Company's Second Amended and Restated 2009 Equity Incentive Plan (the "Plan") does not impact the Company's Condensed Consolidated Financial Statements until recognized as compensation cost.

The Company has a continuous equity program (the "CEP") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. During 2024, the Company entered into forward contracts under the CEP to sell 367,113 shares of common stock for approximate proceeds, net of fees, of $80,687,000, based on the gross weighted average price of $223.27 per share, with settlement of the forward contracts expected to occur on one or more dates not later than December 31, 2025. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for dividends and a daily interest factor. During the three and nine months ended September 30, 2025, the Company had no sales under the CEP. As of September 30, 2025, the Company had $623,997,000 remaining authorized for issuance under the program, after consideration of the forward contracts.

In addition to the CEP, during the three months ended September 30, 2024, the Company entered into forward contracts to sell 3,680,000 shares of common stock at a discount to the closing price of $226.52 per share for approximate net proceeds of $808,606,000 (the "September 2024 Equity Offering"). The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for dividends and a daily interest factor. During the three months ended September 30, 2025, the Company amended each of the forward contracts related to the September 2024 Equity Offering to extend the settlement of the forward contracts to a date no later than December 31, 2026.

As of September 30, 2025, the Company had a stock repurchase program under which the Company was authorized to acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "2020 Stock Repurchase Program"). During the three months ended September 30, 2025, the Company repurchased 786,797 shares of common stock at an average price of $192.99 per share, including fees, for a total of $151,846,000. As of September 30, 2025, the Company had $162,407,000 remaining authorized for purchase under this program. See Note 12, "Subsequent Events," for further discussion of equity activity subsequent to September 30, 2025.

5.  Investments

Investments in Consolidated Real Estate Entities

The following real estate acquisitions occurred during the nine months ended September 30, 2025 (dollars in thousands):

Community name	Location	Period	Apartment homes	Purchase price
Avalon Hill Country	Austin, TX	Q1 2025	554	$136,000
Avalon Wolf Ranch	Georgetown, TX	Q1 2025	303	$51,000
eaves Twin Creeks (1)	Allen, TX	Q2 2025	216	$44,784
Avalon Benbrook (1)	Benbrook, TX	Q2 2025	301	$60,194
Avalon Castle Hills (1)	Lewisville, TX	Q2 2025	276	$65,491
Avalon Frisco (1)	Frisco, TX	Q2 2025	330	$80,419
Avalon Frisco North (1)	Frisco, TX	Q2 2025	349	$88,606
eaves North Dallas (1)	Dallas, TX	Q2 2025	372	$76,085
Avalon at Palisades	Charlotte, NC	Q3 2025	274	$72,300
Avalon Coconut Creek	Coconut Creek, FL	Q3 2025	270	$99,000
eaves Redmond Campus II	Redmond, WA	Q3 2025	40	$15,650
Total			3,285	$789,529

(1)    Included in the transaction to acquire six apartment communities in the Dallas-Fort Worth metropolitan area during the three months ended June 30, 2025.

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

Structured Investment Program

The Company operates a Structured Investment Program (the "SIP"), an investment platform through which the Company provides mezzanine loans or preferred equity to third-party multifamily developers. During the nine months ended September

30, 2025, the Company entered into two additional commitments, agreeing to provide an investment of up to $48,000,000 in multifamily development projects in California and Southeast Florida. As of September 30, 2025, the Company had nine commitments to fund up to $239,585,000 in the aggregate. The Company's investment commitments have a weighted average rate of return of 11.7% and a weighted average initial maturity date of May 2027. At September 30, 2025, the Company had funded $206,876,000 of these commitments. The Company recognized interest income of $7,068,000 and $4,657,000 for the three months ended September 30, 2025 and 2024, respectively, and $19,888,000 and $11,773,000 for the nine months ended September 30, 2025 and 2024, respectively, from the SIP. Interest income and any change in the expected credit loss are included as a component of Structured Investment Program interest income on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company evaluates each SIP commitment to determine the classification as a loan or an investment in a real estate development project. As of September 30, 2025, all of the SIP commitments are classified as loans. The Company includes amounts outstanding under the SIP as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets. The Company evaluates the credit risk for each commitment on an ongoing basis, estimating the reserve for credit losses using relevant available information from internal and external sources. Market-based historical credit loss data provides the basis for the estimation of expected credit losses, with adjustments, if necessary, for differences in current commitment-specific risk characteristics, such as the amount of equity capital provided by a borrower, amount of senior debt secured by the project, nature of the real estate being developed or other factors.

Unconsolidated Investments

As of September 30, 2025, the Company had investments in four unconsolidated entities with real estate holdings, with ownership interests ranging from 20.0% to 28.6%, coupled with other unconsolidated investments including third-party property technology and sustainability focused companies and investment management funds.

In June 2025, the Arts District joint venture, which owns an apartment community in which the Company has an ownership interest of 25%, secured a variable rate loan of up to $173,000,000. The outstanding borrowing is subject to an interest rate cap, which will limit the interest rate to 8.2%, based on the current borrowing spread. The loan matures in July 2028 and has two one-year extension options, subject to certain conditions. The joint venture used the proceeds to repay its outstanding $158,735,000, variable rate construction loan which was scheduled to mature in August 2025. The Company has provided the lender a partial payment guarantee for 25% of the loan's maximum borrowing capacity, on behalf of the venture. Any amounts payable under the 25% loan guarantee by the Company are obligations of the joint venture partners in proportion to their ownership interest, and in the event the Company is obligated to perform under its loan guarantee, its joint venture partner is obligated to reimburse the Company for 75% of amounts paid. As of September 30, 2025, the loan had an outstanding balance of $161,567,000.

In September 2025, the Company acquired its joint venture partner's 50% interest in Avalon Alderwood Place, a 328 apartment home community in Lynnwood, WA for a purchase price of $71,250,000. With the buyout of the joint venture partner's interest, Avalon Alderwood Place is now a wholly owned apartment community and consolidated for financial reporting purposes.

The Company accounts for its unconsolidated investments under the equity method of accounting, net asset value or under the measurement alternative with the carrying amount of the investment adjusted to fair value when there is an observable transaction for the same or similar investment of the same issuer indicating a change in fair value. The significant accounting policies of the unconsolidated investments are consistent with those of the Company in all material respects. Certain of these investments are subject to various buy‑sell provisions or other rights which are customary in real estate joint venture agreements. The Company and its partners in these entities may initiate these provisions to either sell the Company's interest or acquire the interest from the Company's joint venture partner.

Expensed Transaction, Development and Other Pursuit Costs

The Company capitalizes costs associated with its development activities to the basis of land held when future development is probable, or if the Company has either not yet acquired the land or if the project is subject to a leasehold interest, the costs are capitalized as deferred development costs ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. If the Company determines a Development Right is no longer probable, the Company recognizes any necessary expense to write down its basis in the Development Right. The Company assesses its portfolio of land held for development as well as for investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. The Company incurred a charge of $1,392,000 and $1,573,000 for the three months ended September 30, 2025 and 2024, respectively, and $8,629,000 and $7,235,000 for the nine months ended September 30, 2025 and 2024, respectively, for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed. The amounts for the nine months ended September 30, 2025 and 2024 include a write-off of $3,668,000 and $1,600,000, respectively, for one development opportunity in each year that the Company determined is no longer probable. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Long-Lived Assets Casualty Loss

For the nine months ended September 30, 2025 and 2024, the Company recognized $858,000 and $2,935,000, respectively, for the property damage to certain of the Company's communities, reported as casualty and impairment loss on the accompanying Condensed Consolidated Statements of Comprehensive Income. The charge for the nine months ended September 30, 2025 relates to damage from a water pipe break at a community in Massachusetts. The charge for the nine months ended September 30, 2024 relates to flooding and resulting water damage at communities in California from extensive rainfall and a fire at a community in New Jersey.

6.  Real Estate Disposition Activities

The following real estate sales occurred during the nine months ended September 30, 2025 (dollars in thousands):

Community name	Location	Period of sale	Apartment homes	Gross sales price	Gain (Loss) on disposition (1)	Commercial square feet
Avalon Wilton on River Road	Wilton, CT	Q1 2025	102	$65,100	$56,476	—
Avalon Wesmont Station I & II	Wood-Ridge, NJ	Q2 2025	406	161,500	99,636	18,000
Avalon at Gallery Place	Washington D.C.	Q3 2025	203	87,100	63,026	9,000
Avalon First and M	Washington D.C.	Q3 2025	469	181,750	41,499	4,000
AVA NoMa	Washington D.C.	Q3 2025	438	142,480	31,051	7,000
Avalon Brooklyn Bay	Brooklyn, NY	Q3 2025	180	74,500	(1,668)	—
Archstone Redmond Lakeview	Redmond, WA	Q3 2025	166	63,250	34,454	—
AVA H Street	Washington D.C.	Q3 2025	138	36,000	12,175	—
Total			2,102	$811,680	$336,649	38,000
_________________________________
(1)    Gain (Loss) on disposition was reported in gain on sale of communities, net on the accompanying Condensed Consolidated Statements of Comprehensive Income.

At September 30, 2025, the Company had two real estate assets that qualified as held for sale.

7. Commitments and Contingencies

Legal Contingencies

The Company recognizes a loss associated with contingent legal matters when the loss is probable and estimable.

In 2022 and early 2023, the Company was named as a defendant in cases brought by private litigants alleging antitrust violations by RealPage, Inc. and owners and/or operators of multifamily housing which utilize revenue management systems provided by RealPage, Inc. The Company engaged with the plaintiffs' counsel to explain why it believed that these cases were without merit as they pertained to the Company. Following these discussions, the plaintiffs filed a notice of voluntary dismissal in July 2023, which resulted in the Company being dismissed without prejudice from these cases. Subsequently, on November 1, 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc. and a number of owners and/or operators of multifamily housing in the District of Columbia, including the Company, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data (the “D.C. Antitrust Litigation”). On May 29, 2024, the Superior Court granted the Company’s original motion to dismiss this case as it pertains to the Company. On January 9, 2025, the District of Columbia filed an amended complaint in the D.C. Antitrust Litigation, which included the Company as a defendant, and the Company subsequently filed a motion to dismiss the litigation as it pertains to the Company. On April 7, 2025, the Superior Court of the District of Columbia denied the Company's motion to dismiss. On July 11, 2025, the Company filed a motion for judgment on the pleadings to dismiss the D.C. Antitrust Litigation as it pertains to the Company, which the court denied on September 23, 2025.

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

On April 23, 2025, the Attorney General of the State of New Jersey and the New Jersey Division of Consumer Affairs filed a lawsuit similar to the D.C. Antitrust Litigation and the Maryland Antitrust Litigation in the U.S. District Court for the District of New Jersey. The lawsuit alleges that RealPage, Inc. and a number of owners and/or operators of multifamily properties in New Jersey, including the Company, violated federal and state antitrust laws and the state consumer fraud law (the “New Jersey Antitrust Litigation”) by unlawfully agreeing to use RealPage, Inc. revenue management systems and other related actions. On July 29, 2025, the Company filed a motion to dismiss.

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

As of September 30, 2025 and December 31, 2024, the Company had total operating lease assets of $121,838,000 and $126,572,000, respectively, and lease obligations of $147,928,000 and $153,333,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company incurred costs of $3,794,000 and $4,166,000 for the three months ended September 30, 2025 and 2024, respectively, and $11,565,000 and $12,543,000 for the nine months ended September 30, 2025 and 2024, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease and four leases for portions of parking garages adjacent to apartment communities that are finance leases. As of September 30, 2025 and December 31, 2024, the Company had total finance lease assets of $27,756,000 and $28,082,000, respectively, and total finance lease obligations of $19,898,000 and $19,949,000, respectively, reported as components of right of use lease assets and lease liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

The Company's segment disclosures present the measure(s) used by the Chief Operating Decision Maker ("CODM") for assessing each segment's performance. The Company's CODM is comprised of several members of its executive management team, including its Chief Executive Officer and President, Chief Financial Officer, Chief Investment Officer, Chief Operating Officer, and Executive Vice President- Portfolio and Asset Management. The CODM uses net operating income ("NOI") as the primary financial measure for Same Store communities and Other Stabilized communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), property management and other indirect operating expenses, net of corporate income, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from unconsolidated investments, Structured Investment Program interest income, depreciation expense, income tax expense (benefit), casualty and impairment loss, gain on sale of communities, net, other real estate activity and net operating income from real estate assets sold or held for sale. The CODM evaluates the Company's financial performance on a consolidated residential and commercial basis. The commercial results attributable to the non-apartment components of the Company's mixed-use communities and other nonresidential operations represent 1.5% and 1.6% of total NOI for the three months ended September 30, 2025 and 2024, respectively, and 1.6% and 1.7% of total NOI for the nine months ended September 30, 2025 and 2024, respectively. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income and consistent with how the Company's CODM evaluates total NOI.

A reconciliation of NOI to net income for the three and nine months ended September 30, 2025 and 2024 is as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net income	$384,162	$372,519	$890,614	$800,083
Property management and other indirect operating expenses, net of corporate income	37,194	40,149	111,447	112,906
Expensed transaction, development and other pursuit costs, net of recoveries	1,392	1,573	8,629	7,235
Interest expense, net	65,410	55,769	190,075	167,613
General and administrative expense	22,028	20,089	64,805	60,006
Income from unconsolidated investments	(42,487)	(25,250)	(40,436)	(33,845)
Structured Investment Program interest income	(6,832)	(5,470)	(19,882)	(12,544)
Depreciation expense	230,371	212,122	679,989	631,314
Income tax (benefit) expense	(193)	782	(840)	698
Casualty and impairment loss	—	—	858	2,935
Gain on sale of communities, net	(180,155)	(172,973)	(336,081)	(241,459)
Other real estate activity	(127)	(314)	(3,919)	(636)
Net operating income from real estate assets sold or held for sale	(6,987)	(18,405)	(33,736)	(67,134)
Net operating income	$503,776	$480,591	$1,511,523	$1,427,172

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Rental income from real estate assets sold or held for sale	$11,869	$27,620	$51,048	$99,698
Operating expenses from real estate assets sold or held for sale	(4,882)	(9,215)	(17,312)	(32,564)
Net operating income from real estate assets sold or held for sale	$6,987	$18,405	$33,736	$67,134

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table details the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2025. Segment information for the three and nine months ended September 30, 2025 and 2024 has been adjusted to exclude the real estate assets that were sold from January 1, 2024 through September 30, 2025, or otherwise qualify as held for sale as of September 30, 2025, as described in Note 6, "Real Estate Disposition Activities."

	For the three months ended September 30, 2025
	Same Store	Other Stabilized	Development / Redevelopment	Total (1) (2)
Total Revenue	$691,925	$47,470	$13,662	$753,057
Same Store Operating Expense
Property Taxes	(80,239)			(80,239)
Payroll	(39,981)			(39,981)
Repairs & Maintenance	(45,002)			(45,002)
Utilities	(29,616)			(29,616)
Office Operations	(15,318)			(15,318)
Insurance	(10,543)			(10,543)
Marketing	(4,729)			(4,729)
Same Store Operating Expense	(225,428)	—	—	(225,428)
Non-Same Store Operating Expense	—	(17,424)	(6,429)	(23,853)
Total Expenses	(225,428)	(17,424)	(6,429)	(249,281)
Total NOI	$466,497	$30,046	$7,233	$503,776
Gross Real Estate	$23,917,199	$2,554,861	$2,299,123	$28,771,183

	For the three months ended September 30, 2024
	Same Store	Other Stabilized	Development / Redevelopment	Total (1) (2)
Total Revenue	$676,350	$25,710	$2,911	$704,971
Same Store Operating Expense
Property Taxes	(77,537)			(77,537)
Payroll	(38,055)			(38,055)
Repairs & Maintenance	(42,069)			(42,069)
Utilities	(27,756)			(27,756)
Office Operations	(15,389)			(15,389)
Insurance	(10,014)			(10,014)
Marketing	(4,539)			(4,539)
Same Store Operating Expense	(215,359)	—	—	(215,359)
Non-Same Store Operating Expense	—	(7,362)	(1,659)	(9,021)
Total Expenses	(215,359)	(7,362)	(1,659)	(224,380)
Total NOI	$460,991	$18,348	$1,252	$480,591
Gross Real Estate	$23,647,850	$1,424,889	$1,291,783	$26,364,522

	For the nine months ended September 30, 2025
	Same Store	Other Stabilized	Development / Redevelopment	Total (1) (2)
Total Revenue	$2,064,565	$122,330	$29,722	$2,216,617
Same Store Operating Expense
Property Taxes	(233,574)	—	—	(233,574)
Payroll	(118,143)	—	—	(118,143)
Repairs & Maintenance	(120,793)	—	—	(120,793)
Utilities	(83,929)	—	—	(83,929)
Office Operations	(46,755)	—	—	(46,755)
Insurance	(30,707)	—	—	(30,707)
Marketing	(13,128)	—	—	(13,128)
Same Store Operating Expense	(647,029)	—	—	(647,029)
Non-Same Store Operating Expense	—	(42,891)	(15,174)	(58,065)
Total Expenses	(647,029)	(42,891)	(15,174)	(705,094)
Total NOI	$1,417,536	$79,439	$14,548	$1,511,523
Gross Real Estate	$23,917,199	$2,554,861	$2,299,123	$28,771,183

	For the nine months ended September 30, 2024
	Same Store	Other Stabilized	Development / Redevelopment	Total (1) (2)
Total Revenue	$2,009,849	$53,546	$4,773	$2,068,168
Same Store Operating Expense
Property Taxes	(228,286)	—	—	(228,286)
Payroll	(113,908)	—	—	(113,908)
Repairs & Maintenance	(112,190)	—	—	(112,190)
Utilities	(79,194)	—	—	(79,194)
Office Operations	(46,597)	—	—	(46,597)
Insurance	(29,449)	—	—	(29,449)
Marketing	(11,595)	—	—	(11,595)
Same Store Operating Expense	(621,219)	—	—	(621,219)
Non-Same Store Operating Expense	—	(16,558)	(3,219)	(19,777)
Total Expenses	(621,219)	(16,558)	(3,219)	(640,996)
Total NOI	$1,388,630	$36,988	$1,554	$1,427,172
Gross Real Estate	$23,647,850	$1,424,889	$1,291,783	$26,364,522
__________________________________
(1)Does not include non-allocated revenue. Non-allocated revenue represents third-party property management, developer fees and miscellaneous income and other ancillary items which are not allocated to a reportable segment. Non-allocated revenue was $1,870 and $1,716 for the three months ended September 30, 2025 and 2024, respectively, and $5,204 and $5,342 for the nine months ended September 30, 2025 and 2024, respectively.
(2)    Does not include non-allocated gross real estate and land held for development. Non-allocated gross real estate is $115,326 and $119,575 as of September 30, 2025 and 2024, respectively. Land held for development gross real estate was $126,050 and $154,906 as of September 30, 2025 and 2024, respectively.

9.  Stock-Based Compensation Plans

As part of its long-term compensation plans, the Company has granted stock options, performance awards and restricted stock under the Plan. Details of the outstanding awards and activity under the Plan for the nine months ended September 30, 2025 are presented below.

Stock Options:

	Options	Weighted average exercise price per option
Options Outstanding at December 31, 2024	270,862	$181.84
Granted (1)	9,473	221.58
Exercised	(8,759)	180.32
Forfeited	—	—
Expired	—	—
Options Outstanding at September 30, 2025	271,576	$183.28
Options Exercisable at September 30, 2025	249,486	$182.29
__________________________________
(1)All options are from recipient elections to receive a portion of earned restricted stock awards in the form of stock options.

Performance Awards:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2024	250,123	$207.55
Granted (1)	78,937	222.96
Change in awards based on performance (2)	34,016	257.33
Converted to shares of common stock	(103,332)	254.95
Forfeited	(2,747)	200.94
Outstanding at September 30, 2025	256,997	$199.88
__________________________________

(1)The shares of common stock that may be earned is based on the total shareholder return metrics for the Company's common stock for 43,418 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 35,519 performance awards.
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

Restricted Stock:

	Restricted stock shares	Weighted average grant date fair value per share
Outstanding at December 31, 2024	182,382	$182.59
Granted	79,483	221.40
Vested	(88,304)	191.94
Forfeited	(2,681)	196.89
Outstanding at September 30, 2025	170,880	$195.59

Total employee stock-based compensation cost recognized in income was $21,394,000 and $20,338,000 for the nine months ended September 30, 2025 and 2024, respectively, and total capitalized stock-based compensation cost was $9,720,000 and $9,183,000 for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, there was a total unrecognized compensation cost of $34,649,000 for unvested restricted stock, stock options and performance awards, which is expected to be recognized over a weighted average period of 1.9 years. The Company reverses any previously recognized compensation cost for forfeitures as they occur.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities and provides other real estate related services to third parties, for which it receives asset management, property management, construction, development and redevelopment fee revenue. From these entities, the Company earned fees of $1,870,000 and $1,716,000 for the three months ended September 30, 2025 and 2024, respectively, and $5,204,000 and $5,342,000 for the nine months ended September 30, 2025 and 2024. In addition, the Company had outstanding receivables associated with its property and construction management roles of $1,039,000 and $1,680,000 as of September 30, 2025 and December 31, 2024, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount of $626,000 and $599,000 for the three months ended September 30, 2025 and 2024, respectively, and $1,818,000 and $1,798,000 for the nine months ended September 30, 2025 and 2024, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $1,329,000 and $786,000 on September 30, 2025 and December 31, 2024, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

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

The following table summarizes the consolidated derivative positions at September 30, 2025 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps
Notional balance	$391,846	$550,000
Weighted average interest rate (1)	4.5%	N/A
Weighted average capped/swapped interest rate	6.7%	3.5%
Earliest maturity date	February 2026	April 2029
Latest maturity date	January 2027	April 2029
____________________________________
(1)For debt hedged by interest rate caps, represents the weighted average interest rate on the hedged debt prior to any impact of the associated interest rate caps.

During the three and nine months ended September 30, 2025, the Company entered into interest rate swap agreements with a notional amount of $100,000,000 and $550,000,000, respectively, to reduce the impact of variability in interest rates on the Term Loan entered into in April 2025, which the Company expects to remain outstanding through maturity of the Term Loan.

During the nine months ended September 30, 2025, in connection with the issuance of the Company's $400,000,000 unsecured notes in July 2025 maturing in August 2035, the Company terminated $200,000,000 of interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of the unsecured notes, receiving payments of $4,099,000 in July 2025 which will be recognized over the life of the unsecured notes as a reduction in the effective interest rate. Of the $200,000,000 forward interest rate swap agreements terminated, $100,000,000 were entered into during the nine months ended September 30, 2025. The Company has deferred these gains in accumulated other comprehensive income on the accompanying Consolidated Balance Sheets, and is recognizing the impact as a component of interest expense, net, over the term of the respective hedged debt.

The Company had certain derivatives not designated as hedges during the three and nine months ended September 30, 2025 and 2024, for which fair value changes during each of the respective periods were not material.

The Company anticipates reclassifying approximately $2,060,000 of net hedging gains from accumulated other comprehensive income into earnings within the next 12 months as an offset to the hedged item during this period.

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

Equity Securities

The Company has direct equity investments in third-party property technology and sustainability focused companies. These investments are accounted for using the measurement alternative and are valued at the market price of observable transactions. During the three months ended September 30, 2025 and 2024, the Company recognized unrealized gains of $42,350,000 and $25,261,000, respectively, and unrealized gains of $39,905,000 and $34,822,000 during the nine months ended September 30, 2025 and 2024, respectively, related to these investments, which was reported as a component of income from unconsolidated investments on the accompanying Condensed Consolidated Statements of Comprehensive Income. The Company has recorded cumulative fair value adjustments of $74,105,000 for unrealized gains related to equity securities.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	September 30, 2025
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investments
Notes Receivable, net	$263,605	$—	$263,605	$—
Total Assets	$263,605	$—	$263,605	$—

Liabilities
Interest Rate Swaps - Liabilities	$4,457	$—	$4,457	$—
Indebtedness
Fixed rate unsecured notes	6,900,534	6,900,534	—	—
Mortgage notes payable and Commercial Paper Program	1,457,933	—	1,457,933	—
Total Liabilities	$8,362,924	$6,900,534	$1,462,390	$—

	December 31, 2024
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investments
Notes Receivable, net	$223,896	$—	$223,896	$—
Non-designated Hedges
Interest Rate Caps	24	—	24	—
Interest Rate Swaps - Assets	6,821	—	6,821	—
Total Assets	$230,741	$—	$230,741	$—

Liabilities
Indebtedness
Fixed rate unsecured notes	$6,796,066	$6,796,066	$—	$—
Mortgage notes payable and Commercial Paper Program	660,170	—	660,170	—
Total Liabilities	$7,456,236	$6,796,066	$660,170	$—
12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In October and November 2025 through the date this Form 10-Q was filed, the Company had the following activity:

•In October 2025, the Company reached a construction milestone at Avalon Mission Valley, a development community in San Diego, CA that is subject to a ground lease for which the Company has a completion guaranty. The construction milestone activated the guaranty, obligating the Company to complete construction of the community and certain off-site infrastructure improvements prior to May 2030. The Company expects to complete construction in Q1 2029 for an estimated total capital cost of $302,000,000.

•In October 2025, the Company acquired Avalon Townhome Collection Brier Creek, located in Durham, NC, containing 93 townhomes for a purchase price of $36,500,000.

•In October 2025, the Company terminated the 2020 Stock Repurchase Program and adopted a new stock repurchase program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "2025 Stock Repurchase Program"). Purchases of common stock under the 2025 Stock Repurchase Program may occur from time to time at the Company’s discretion. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2025 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. Through the date of this Form 10-Q, the Company repurchased 219,289 shares of common stock at an average price of $174.00 per share, including fees, for a total of $38,157,000 under the 2025 Stock Repurchase Program.

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

Third Quarter 2025 Operating Highlights

•Net income attributable to common stockholders for the three months ended September 30, 2025 was $381,306,000, an increase of $8,787,000, or 2.4%, from the prior year period. The increase was primarily attributable to a net increase in unrealized gains on property technology investments, an increase in NOI from communities over the prior year period, and increases in real estate sales and related gains.

•Same Store NOI attributable to our apartment rental operations, including parking and other ancillary residential ("Residential") revenue, for the three months ended September 30, 2025 was $461,048,000, an increase of $5,189,000, or 1.1%, over the prior year period. The increase over the prior year period was due to an increase in Residential revenue of $15,100,000, or 2.3%, partially offset by an increase in Residential property operating expenses of $9,911,000, or 4.6%.

Third Quarter 2025 Development Highlights

At September 30, 2025, we owned or held a direct or indirect interest in:

•21 wholly-owned communities under construction, which are expected to contain 7,806 apartment homes with a projected total capitalized cost of $3,012,000,000.

•Land or rights to land on which we expect to develop an additional 34 apartment communities that, if developed as expected, will contain 9,381 apartment homes.

Third Quarter 2025 Real Estate Transactions Highlights

During the three months ended September 30, 2025, we had the following activity:

•We acquired three wholly-owned communities containing 584 apartment homes for an aggregate purchase price of $186,950,000.

•We acquired our joint venture partner's 50% interest in Avalon Alderwood Place, a 328 apartment home community in Lynnwood, WA, for a purchase price of $71,250,000. With the buyout of the joint venture partner's interest, Avalon Alderwood Place is now a wholly owned apartment community and consolidated for financial reporting purposes.

•We sold six wholly-owned communities containing 1,594 apartment homes and 20,000 square feet of commercial space, for $585,080,000, for a gain in accordance with GAAP of $180,537,000.

In addition, in October 2025, we acquired Avalon Townhome Collection Brier Creek, located in Durham, NC, containing 93 townhomes for a purchase price of $36,500,000.

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

Current Communities are categorized as Same Store, Other Stabilized, Redevelopment, or Unconsolidated according to the following attributes:

•Same Store is composed of consolidated communities where a comparison of operating results from the prior year to the current year is meaningful as these communities were owned and had stabilized occupancy as of the beginning of the prior year period. For the nine month periods ended September 30, 2025 and 2024, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2024, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale as of September 30, 2025 or probable for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

As of September 30, 2025, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Same Store:
New England	38	9,535
Metro NY/NJ	40	12,643
Mid-Atlantic	38	13,714
Southeast Florida	8	2,837
Denver, CO	6	1,539
Pacific Northwest	17	4,943
Northern California	38	11,803
Southern California	58	17,798
Other Expansion Regions	9	2,512
Total Same Store	252	77,324

Other Stabilized:
New England	1	162
Metro NY/NJ	2	559
Mid-Atlantic	1	234
Southeast Florida	2	524
Denver, CO	2	653
Pacific Northwest	4	1,049
Northern California	2	742
Southern California	1	100
Other Expansion Regions	12	3,663
Total Other Stabilized	27	7,686

Redevelopment	—	—

Unconsolidated	8	2,394

Total Current	287	87,404

Development	27	9,815

Unconsolidated Development	—	—

Total Communities	314	97,219

Development Rights	34	9,381

Results of Operations

Our results of operations are driven by our operating platform and are primarily affected by both overall and individual geographic market conditions and apartment fundamentals and are reflected in changes in Same Store NOI; NOI derived from acquisitions, development completions and development under construction and in lease-up; loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three and nine months ended September 30, 2025 and 2024 is as follows (unaudited, dollars in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Revenue:
Rental and other income	$764,926	$732,591	$2,267,665	$2,167,866
Management, development and other fees	1,870	1,716	5,204	5,342
Total revenue	766,796	734,307	2,272,869	2,173,208

Expenses:
Direct property operating expenses, excluding property taxes	164,414	151,145	464,794	430,256
Property taxes	89,749	82,419	257,611	243,255
Total community operating expenses	254,163	233,564	722,405	673,511

Property management and other indirect operating expenses	(39,064)	(41,896)	(116,652)	(118,297)
Expensed transaction, development and other pursuit costs, net of recoveries	(1,392)	(1,573)	(8,629)	(7,235)
Interest expense, net	(65,410)	(55,769)	(190,075)	(167,613)
Depreciation expense	(230,371)	(212,122)	(679,989)	(631,314)
General and administrative expense	(22,028)	(20,089)	(64,805)	(60,006)
Casualty and impairment loss	—	—	(858)	(2,935)
Income from unconsolidated investments	42,487	25,250	40,436	33,845
Structured Investment Program interest income	6,832	5,470	19,882	12,544
Gain on sale of communities, net	180,155	172,973	336,081	241,459
Other real estate activity	127	314	3,919	636
Income before income taxes	383,969	373,301	889,774	800,781
Income tax benefit (expense)	193	(782)	840	(698)
Net income	384,162	372,519	890,614	800,083

Net income attributable to noncontrolling interests	(2,856)	—	(4,046)	(181)

Net income attributable to common stockholders	$381,306	$372,519	$886,568	$799,902

Net income attributable to common stockholders increased $8,787,000, or 2.4%, to $381,306,000 and $86,666,000, or 10.8%, to $886,568,000 for the three and nine months ended September 30, 2025, respectively, as compared to the prior year periods, primarily due to a net increase in unrealized gains on property technology investments, an increase in NOI from communities over the prior year period, and increases in real estate sales and related gains.

NOI. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), property management and other indirect operating expenses, net of corporate income, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from unconsolidated investments, Structured Investment Program interest income, depreciation expense, income tax expense (benefit), casualty and impairment loss, gain on sale of communities, net, other real estate activity and net operating income from real estate assets sold or held for sale. Management considers NOI to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level property management overhead or financing-related costs. NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Residential NOI represents results attributable to our apartment rental operations, including parking and other ancillary residential revenue. Reconciliations of NOI and Residential NOI for the three and nine months ended September 30, 2025 and 2024 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Net income	$384,162	$372,519	$890,614	$800,083
Property management and other indirect operating expenses, net of corporate income	37,194	40,149	111,447	112,906
Expensed transaction, development and other pursuit costs, net of recoveries	1,392	1,573	8,629	7,235
Interest expense, net	65,410	55,769	190,075	167,613
General and administrative expense	22,028	20,089	64,805	60,006
Income from unconsolidated investments	(42,487)	(25,250)	(40,436)	(33,845)
Structured Investment Program interest income	(6,832)	(5,470)	(19,882)	(12,544)
Depreciation expense	230,371	212,122	679,989	631,314
Income tax (benefit) expense	(193)	782	(840)	698
Casualty and impairment loss	—	—	858	2,935
Gain on sale of communities, net	(180,155)	(172,973)	(336,081)	(241,459)
Other real estate activity	(127)	(314)	(3,919)	(636)
Net operating income from real estate assets sold or held for sale	(6,987)	(18,405)	(33,736)	(67,134)
NOI	503,776	480,591	1,511,523	1,427,172

Commercial NOI (1)	(7,403)	(7,537)	(24,475)	(23,573)
Residential NOI	$496,373	$473,054	$1,487,048	$1,403,599
_________________________
(1)Represents results attributable to the commercial and other non-residential operations at our communities ("Commercial").

The Residential NOI changes for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2025	2024	Increase/ (Decrease)	2025	2024	Increase/ (Decrease)

Same Store	$461,048	$455,859	$5,189	$1,400,202	$1,371,164	$29,038
Other Stabilized	28,355	15,980	12,375	73,139	30,919	42,220
Development / Redevelopment	6,970	1,215	5,755	13,707	1,516	12,191
Total	$496,373	$473,054	$23,319	$1,487,048	$1,403,599	$83,449

The 1.1% increase in our Same Store Residential NOI for the three months ended September 30, 2025 is due to an increase in Residential revenue of $15,100,000, or 2.3%, partially offset by an increase in Residential property operating expenses of $9,911,000, or 4.6%, over the prior year period. The 2.1% increase in our Same Store Residential NOI for the nine months ended September 30, 2025 is due to an increase in Residential revenue of $54,483,000, or 2.7%, partially offset by an increase in Residential property operating expenses of $25,445,000, or 4.1%, over the prior year period.

Rental and other income increased $32,335,000, or 4.4%, and $99,799,000, or 4.6%, for the three and nine months ended September 30, 2025, respectively, compared to the prior year periods, due to an increase in rental revenue from our stabilized operating communities, discussed below.

Consolidated Communities — The weighted average number of occupied apartment homes for consolidated communities increased to 82,437 apartment homes for the nine months ended September 30, 2025, compared to 79,593 homes for the prior year period. The weighted average monthly residential revenue per occupied apartment home increased to $3,073 for the nine months ended September 30, 2025, compared to $3,020 in the prior year period.

Same Store Communities — The following table presents the change in Same Store Residential revenue, including the attribution of the change between average revenue per occupied home and Economic Occupancy (as defined below) for the nine months ended September 30, 2025 (unaudited, dollars in thousands).

	For the nine months ended September 30,
	2025	2024	2025 to 2024	2025 to 2024	2025	2024	2025 to 2024	2025	2024	2025 to 2024
	Residential revenue				Average monthly revenue per occupied home			Economic Occupancy (1)
			$ Change	% Change			% Change		% Change
New England	$284,452	$277,220	$7,232	2.6%	$3,438	$3,348	2.7%	96.4%	96.5%	(0.1)%
Metro NY/NJ	417,797	405,527	12,270	3.0%	3,823	3,732	2.4%	96.1%	95.5%	0.6%
Mid-Atlantic	304,154	292,388	11,766	4.0%	2,581	2,481	4.0%	95.5%	95.5%	—%
Southeast Florida	71,788	71,846	(58)	(0.1)%	2,903	2,900	0.1%	96.8%	97.0%	(0.2)%
Denver, CO	30,627	30,493	134	0.4%	2,340	2,325	0.6%	94.5%	94.7%	(0.2)%
Pacific Northwest	123,998	119,404	4,594	3.8%	2,891	2,782	3.9%	96.4%	96.5%	(0.1)%
Northern California	318,649	311,019	7,630	2.5%	3,122	3,056	2.2%	96.1%	95.8%	0.3%
Southern California	451,307	441,261	10,046	2.3%	2,939	2,867	2.5%	95.9%	96.1%	(0.2)%
Other Expansion Regions	41,116	40,247	869	2.2%	1,906	1,916	(0.5)%	95.4%	92.7%	2.7%
Total Same Store	$2,043,888	$1,989,405	$54,483	2.7%	$3,060	$2,982	2.6%	96.0%	95.9%	0.1%
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

Direct property operating expenses, excluding property taxes, increased $13,269,000, or 8.8%, and $34,538,000, or 8.0%, for the three and nine months ended September 30, 2025, respectively, compared to the prior year periods, primarily due to the addition of newly developed and acquired apartment communities as well as increased Residential operating expenses at our Same Store communities as discussed below.

Same Store Residential direct property operating expenses, excluding property taxes, increased $7,199,000, or 5.2%, and $20,173,000, or 5.1%, for the three and nine months ended September 30, 2025, respectively, compared to the prior year periods, primarily due to increased (i) repairs and maintenance costs, (ii) utility costs, including from our bulk internet offering, the costs for which are more than offset by the associated bulk internet revenue included as a component of rental and other income and (iii) payroll costs primarily from increased employee benefit costs, growth in average salaries and bonus achievement.

Property taxes increased $7,330,000, or 8.9%, and $14,356,000, or 5.9%, for the three and nine months ended September 30, 2025, respectively, compared to the prior year periods, primarily due to the addition of newly developed and acquired apartment communities and increases for our Same Store Residential portfolio, partially offset by decreased property taxes from dispositions.

Same Store Residential property taxes increased $2,712,000, or 3.5%, and $5,272,000, or 2.3%, for the three and nine months ended September 30, 2025, respectively, compared to the prior year periods, due to increased assessments across the portfolio and the expiration of property tax incentive programs primarily at certain of our properties in New York City, partially offset by decreased tax rates and/or successful tax appeals at certain of our properties in the current year period in excess of the prior year period.

Property management and other indirect operating expenses, net of corporate income decreased $2,832,000, or 6.8%, and $1,645,000, or 1.4%, for the three and nine months ended September 30, 2025, respectively, compared to the prior year periods, due to decreased advocacy costs partially offset by increased costs related to investments in technology and process related spend for initiatives to improve future efficiency in services for residents and prospects, as well as higher compensation.

Expensed transaction, development and other pursuit costs, net of recoveries includes costs incurred for write downs and abandonment of Development Rights and development pursuits not yet considered probable for development, as well as costs related to abandoned acquisition and disposition pursuits, offset by any recoveries of costs incurred. In periods of increased acquisition and pursuit activity, periods of economic downturn or when there is limited access to capital, these costs can be volatile and may vary significantly from year to year. In addition, the timing for potential recoveries will not always align with the timing for expensing an abandoned pursuit. Expensed transaction, development and other pursuit costs, net of recoveries, was $1,392,000 and $8,629,000 for the three and nine months ended September 30, 2025, respectively, and $1,573,000 and $7,235,000 for the three and nine months ended September 30, 2024, respectively. The amounts for the nine months ended September 30, 2025 and 2024 include a write-off of $3,668,000 and $1,600,000, respectively, for one development opportunity in each year that we determined is no longer probable.

Interest expense, net increased $9,641,000, or 17.3%, and $22,462,000, or 13.4%, for the three and nine months ended September 30, 2025, respectively, compared to the prior year periods. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, interest income and any mark-to-market impact from derivatives not in qualifying hedge relationships. The increases for the three and nine months ended September 30, 2025 are primarily due to decreases in interest income compared to the prior year periods due to lower cash amounts invested and lower rates, increased commercial paper outstanding and increased effective interest expense for our unsecured indebtedness. The increases for the three and nine months ended September 30, 2025 are partially offset by increased capitalized interest compared to the prior year periods.

General and administrative expense increased $1,939,000, or 9.7%, and $4,799,000, or 8.0%, for the three and nine months ended September 30, 2025, respectively, compared to the prior year periods primarily due to an increase in legal costs and settlements and higher compensation costs.

Depreciation expense increased $18,249,000, or 8.6%, and $48,675,000, or 7.7%, for the three and nine months ended September 30, 2025, respectively, compared to the prior year periods, primarily due to the addition of newly developed and acquired apartment communities, partially offset by dispositions.

Casualty and impairment loss for the nine months ended September 30, 2025 and September 30, 2024 was $858,000 and $2,935,000, respectively, which represents property and casualty damage to certain of our communities. The charge for the nine months ended September 30, 2025 relates to damage from a water pipe break at a community in Massachusetts. The charge for the nine months ended September 30, 2024 relates to flooding and resulting water damage at communities in California from extensive rainfall and a fire at a community in New Jersey.

Income from unconsolidated investments increased $17,237,000 and $6,591,000 for the three and nine months ended September 30, 2025, respectively, compared to the prior year periods, primarily due to an increase in unrealized gains on our property technology investments.

Structured Investment Program interest income increased $1,362,000 and $7,338,000 for the three and nine months ended September 30, 2025, respectively, compared to the prior year periods, primarily due to the increased principal amount funded in our SIP investments.

Gain on sale of communities, net increased $7,182,000 and $94,622,000 for the three and nine months ended September 30, 2025, respectively, compared to the prior year periods. The amount of gain realized in a particular period depends on many factors, including the number of communities sold, expected operating performance of the communities and the market conditions in the local area. For the three and nine months ended September 30, 2025, we sold six and nine wholly-owned communities and recognized gains of $180,155,000 and $336,081,000, respectively. For the three and nine months ended September 30, 2024, we sold two and five wholly-owned communities and recognized gains of $172,973,000 and $241,459,000, respectively.

Income Tax Benefit increased $975,000 and $1,538,000 for the three and nine months ended September 30, 2025, respectively, compared to the expense in prior year periods, primarily due to the sale of solar tax credits in the current year.

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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Net income attributable to common stockholders	$381,306	$372,519	$886,568	$799,902
Depreciation - real estate assets, including joint venture adjustments	227,962	210,992	674,853	628,677
Income attributable to noncontrolling interests	2,856	—	4,046	—
Gain on sale of previously depreciated real estate, net	(180,155)	(172,973)	(336,081)	(241,459)
Casualty loss and impairment on real estate	—	—	858	2,935
FFO	431,969	410,538	1,230,244	1,190,055

Adjusting items:
Unconsolidated entity gains, net (1)	(42,350)	(25,261)	(39,885)	(34,823)
Structured Investment Program loan reserve (2)	236	(813)	6	(771)
Hedge accounting activity	2	25	24	80
Advocacy contributions	150	3,732	237	5,914
Executive transition compensation costs	—	200	—	304
Severance related costs	751	738	953	1,979
Expensed transaction, development and other pursuit costs, net of recoveries (3)	503	252	5,798	3,857
Other real estate activity (4)	(127)	(293)	(3,874)	(574)
Legal settlements and costs	3,252	781	8,828	2,289
Income tax (benefit) expense	(193)	782	(840)	698
Core FFO	$394,193	$390,681	$1,201,491	$1,169,008

Weighted average common shares outstanding - diluted	143,535,401	142,516,684	143,104,755	142,376,434

Earnings per common share - diluted	$2.68	$2.61	$6.22	$5.62
FFO per common share - diluted	$3.01	$2.88	$8.60	$8.36
Core FFO per common share - diluted	$2.75	$2.74	$8.40	$8.21
_________________________
(1)Amounts consist primarily of net unrealized gains on property technology investments.
(2)Reflects changes to expected credit losses associated with our lending commitments primarily under the SIP. The timing and amount of actual losses that will be incurred, if any, is to be determined at the maturity of each respective lending agreement.
(3)The amounts for the nine months ended September 30, 2025 and September 30, 2024 include a write-off of $3,668,000 and $1,600,000, respectively, for one development opportunity in each year that we determined is no longer probable.
(4)Amounts for the nine months ended September 30, 2025 consist primarily of the gain on sale of a development right. Amounts for the three and nine months ended September 30, 2024 consist primarily of gains on sale of other non-operating real estate, as well as the imputed carry cost of for-sale residential condominiums at The Park Loggia. We compute this adjustment by multiplying the total capitalized cost of completed and unsold for-sale residential condominiums by the weighted average effective interest rate on our unsecured debt.

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

We had cash, cash equivalents and restricted cash of $321,891,000 at September 30, 2025, an increase of $54,815,000 from $267,076,000 at December 31, 2024. The following discussion relates to changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities.

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands):

	For the nine months ended September 30,
	2025	2024
Net cash provided by operating activities	$1,270,674	$1,279,065
Net cash used in investing activities	$(925,077)	$(682,589)
Net cash used in financing activities	$(290,782)	$(334,959)
•Net cash provided by operating activities increased primarily due to an increase in NOI from our stabilized operating communities as well as from our Development Communities.

•Net cash used in investing activities was primarily due to (i) the investment of $849,799,000 in the development and redevelopment of communities, (ii) acquisition of 12 wholly-owned communities and our joint venture partner's 50% interest in Avalon Alderwood Place for $643,975,000 and (iii) capital expenditures of $186,318,000 for our wholly-owned communities and non-real estate assets. These amounts were partially offset by net proceeds from the disposition of real estate assets of $799,247,000.

•Net cash used in financing activities was primarily due to (i) the payment of cash dividends in the amount of $742,879,000, (ii) repayment of $525,000,000 of our 3.45% coupon unsecured notes at par upon maturity and (iii) the repurchase of 786,797 shares of common stock at an average price of $192.99 per share for a total purchase price including fees of $151,846,000. These amounts were partially offset by proceeds from the issuance of unsecured notes, including the Term Loan, in the amount of $947,488,000 and proceeds from the issuance of commercial paper in the amount of $234,981,000.

Variable Rate Unsecured Credit Facility

In April 2025, we entered into the Seventh Amended and Restated Revolving Loan Agreement with a syndicate of banks (the “Credit Facility”), which replaces our prior credit facility, dated September 27, 2022. The amended and restated Credit Facility (i) increased the borrowing capacity under the Credit Facility from $2,250,000,000 to $2,500,000,000, and (ii) extended the term of the Credit Facility from September 2026 to April 2030. The interest rate that would be applicable to borrowings under the Credit Facility was 4.93% at October 31, 2025 and is composed of (i) the Secured Overnight Financing Rate ("SOFR"), applicable to the period of borrowing for a particular draw of funds from the Credit Facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.705% per annum, assuming a daily SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.65% to SOFR plus 1.40% based upon the rating of our unsecured senior notes. There is also an annual facility commitment fee of 0.12% of the borrowing capacity under the Credit Facility, which can vary from 0.10% to 0.30% based upon the rating of our unsecured senior notes. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases related to certain environmental sustainability targets, specifically greenhouse gas emission reductions, with the adjustment determined annually. The most recent annual determination under the sustainability-linked pricing component occurred in July 2025, maintaining reductions of approximately 0.02% to the interest rate margin and 0.005% to the commitment fee due to our achievement of sustainability targets.

The availability on the Credit Facility as of October 31, 2025 is as follows (dollars in thousands):

October 31, 2025

Credit Facility commitment	$2,500,000
Credit Facility outstanding	—
Commercial paper outstanding	(445,000)
Letters of credit outstanding (1)	(864)
Total Credit Facility available	$2,054,136
_____________________________________
(1)In addition, we had $54,864 outstanding in additional letters of credit unrelated to the Credit Facility as of October 31, 2025.

Commercial Paper Program

We have a Commercial Paper Program in which we may issue unsecured commercial paper notes with maturities of less than one year. In April 2025, we increased the maximum amount of commercial paper notes that can be outstanding under the Commercial Paper Program from $500,000,000 to $1,000,000,000. The Commercial Paper Program is backstopped by our commitment to maintain available borrowing capacity under the Credit Facility in an amount equal to actual borrowings under the Commercial Paper Program. As of October 31, 2025, we had $445,000,000 of borrowings outstanding under the Commercial Paper Program.

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

We were in compliance with these covenants at September 30, 2025.

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

Continuous Equity Offering Program

Under our continuous equity program (the "CEP"), we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. During 2024, we entered into forward contracts under the CEP to sell 367,113 shares of common stock for approximate proceeds, net of fees, of $80,687,000, based on the gross weighted average price of $223.27 per share, with settlement of the forward contracts expected to occur on one or more dates not later than December 31, 2025. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for dividends and a daily interest factor. During the three and nine months ended September 30, 2025 and through October 31, 2025, we did not have any sales under the CEP. As of October 31, 2025, we had $623,997,000 remaining authorized for issuance under this program, after consideration of outstanding forward contracts.

Forward Equity Offering

In addition to the CEP, during the three months ended September 30, 2024, we entered into forward contracts to sell 3,680,000 shares of common stock at a discount to the closing price of $226.52 per share for approximate net proceeds of $808,606,000. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for dividends and a daily interest factor. During the three months ended September 30, 2025, we amended each of the forward contracts related to the September 2024 Equity Offering to extend the settlement of the forward contracts to a date no later than December 31, 2026.

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

The following debt and derivative activity occurred during the nine months ended September 30, 2025 through the date of this Form 10-Q:

•In April 2025, we entered into a $450,000,000 Term Loan which matures in April 2029. The Term Loan bears interest at varying levels based on (i) the SOFR applicable to the period of borrowing for a particular draw of funds from the facility, which rate is recalculated at the end of each such period if the Term Loan remains outstanding, (ii) a stated spread over SOFR that can vary from SOFR plus 0.70% to SOFR plus 1.60% per annum based upon the rating of our unsecured and unsubordinated long-term indebtedness and (iii) a sustainability spread adjustment that can range from (0.02)% to 0.02%. The current borrowing spread to SOFR under the Term Loan is 0.78% per annum, inclusive of a sustainability spread adjustment of (0.02)%. On August 1, 2025, we amended the Term Loan to (i) exercise our full accordion option to increase the amount of the Term Loan by $100,000,000 to $550,000,000 and (ii) extend the applicability of the sustainability-linked pricing component. During the nine months ended September 30, 2025, we drew down the full amount of the Term Loan and entered into $550,000,000 notional amount of interest rate swaps to hedge the impact of variability in interest rates on the Term Loan. The swaps are coterminous with the Term Loan, maturing in April 2029. Including the impact of these swaps and transaction costs, assuming the Term Loan will be fully drawn until maturity and our current borrowing spread to SOFR, the effective interest rate on borrowings under the Term Loan is fixed at 4.44% through maturity.

•In June 2025, we repaid $525,000,000 of our 3.45% coupon unsecured notes at par upon maturity.

•In July 2025, we issued $400,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for proceeds net of underwriting fees and discounts of approximately $394,888,000, before considering the impact of other offering costs. The notes mature in August 2035 and were issued at a 5.00% interest rate. The effective interest rate of the notes is 5.05%, considering the net proceeds and including the impact of offering costs and hedging activity. In connection with the issuance of our $400,000,000 unsecured notes, we terminated $200,000,000 of interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of the unsecured notes, receiving payments of $4,099,000 in July 2025 which will be recognized over the life of the unsecured notes as a reduction in the effective interest rate. Of the $200,000,000 forward interest rate swap agreements terminated, $100,000,000 were entered into during the nine months ended September 30, 2025.

•On August 1, 2025, we amended the Credit Facility to extend the applicability of the sustainability-linked pricing component, which provides for interest rate margin and commitment fee reductions or increases related to certain environmental sustainability targets. The reductions or increases can range from (0.02)% to 0.02% to the interest rate margin and (0.005)% to 0.005% to the commitment fee. All other terms of the Credit Facility, including its maturity date of April 2030, remain unchanged.

The following table details our consolidated debt obligations, including the effective interest rate and contractual maturity dates, and principal payments for periodic amortization and maturities for the next five years, excluding our Credit Facility and Commercial Paper Program and amounts outstanding related to communities classified as held for sale, at September 30, 2025 and December 31, 2024 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest other than as disclosed related to the AVA Arts District loan (see "Unconsolidated Operating Communities" for further discussion of the AVA Arts District loan).

	Effective interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Debt				12/31/2024	9/30/2025	2025	2026	2027	2028	2029	Thereafter
Tax-exempt bonds
Variable rate
Avalon Acton	3.93%	Jul-2040	(3)	$45,000	$45,000	$—	$—	$—	$—	$—	$45,000
Avalon Clinton North	4.58%	Nov-2038	(3)	126,400	126,400	—	—	700	2,800	3,000	119,900
Avalon Clinton South	4.58%	Nov-2038	(3)	104,500	104,500	—	—	600	2,300	2,400	99,200
Avalon Midtown West	4.58%	May-2029	(3)	69,800	62,500	800	8,100	8,900	9,800	34,900	—
Avalon San Bruno I	4.47%	Dec-2037	(3)	55,250	52,850	—	2,400	2,700	2,900	3,100	41,750
				400,950	391,250	800	10,500	12,900	17,800	43,400	305,850
Conventional loans
Fixed rate
$525 million unsecured notes	3.55%	Jun-2025	(4)	525,000	—	—	—	—	—	—	—
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	300,000	—	—	—	—	—
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	475,000	—	—	—	—
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	300,000	—	—	—	—
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	400,000	—	—	—
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	450,000	—	—
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	—	450,000	—
$700 million unsecured notes	2.69%	Mar-2030		700,000	700,000	—	—	—	—	—	700,000
$600 million unsecured notes	2.65%	Jan-2031		600,000	600,000	—	—	—	—	—	600,000
$700 million unsecured notes	2.16%	Jan-2032		700,000	700,000	—	—	—	—	—	700,000
$400 million unsecured notes	2.03%	Dec-2028		400,000	400,000	—	—	—	400,000	—	—
$350 million unsecured notes	4.38%	Feb-2033		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	5.19%	Dec-2033		400,000	400,000	—	—	—	—	—	400,000
$400 million unsecured notes	5.05%	Jun-2034		400,000	400,000	—	—	—	—	—	400,000
$400 million unsecured notes	5.05%	Aug-2035		—	400,000	—	—	—	—	—	400,000
$550 million Term Loan	4.44%	Apr-2029	(5)	—	550,000	—	—	—	—	550,000	—
Avalon Walnut Creek	4.00%	Jul-2066		4,681	4,868	—	—	—	—	—	4,868
eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	41,400	—	—	—
eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	111,500	—	—	—
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	32,200	—	—	—
Avalon San Bruno III	2.38%	Mar-2027		51,000	51,000	—	—	51,000	—	—	—
Avalon Cerritos	3.34%	Aug-2029		30,250	30,250	—	—	—	—	30,250	—
Avalon West Plano	5.97%	May-2029		62,448	61,656	273	1,111	1,159	1,202	57,911	—
				7,733,479	8,157,874	300,273	776,111	637,259	851,202	1,088,161	4,504,868

Total indebtedness - excluding Credit Facility and Commercial Paper				$8,134,429	$8,549,124	$301,073	$786,611	$650,159	$869,002	$1,131,561	$4,810,718
_________________________
(1)Rates are as of September 30, 2025 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark-to-market amortization and other fees.
(2)Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $44,287 and $41,216 as of September 30, 2025 and December 31, 2024, respectively, and deferred financing costs and debt discount for the secured notes of $14,182 and $15,964 as of September 30, 2025 and December 31, 2024, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.
(3)Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.
(4)In June 2025, we repaid this borrowing at par on its scheduled maturity date.
(5)The variable rate Term Loan has been swapped to an effective fixed rate using interest rate swaps.

In addition to consolidated debt, we have scheduled contractual obligations associated with (i) ground leases for land underlying current operating or development communities and commercial and parking facilities and (ii) office leases for our corporate headquarters and regional offices. As of September 30, 2025, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in the Form 10-K.

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

Before beginning new construction or reconstruction activity, including activity related to communities owned by unconsolidated joint ventures, we plan to source sufficient capital to complete these undertakings, although we cannot assure that we will be able to obtain such financing. In the event that financing cannot be obtained, we may abandon Development Rights, write-off associated pre-development costs that were capitalized and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such Development Rights or reconstruction activity and significant losses could be incurred.

From time to time, we use joint ventures to hold or develop individual real estate assets. We generally employ joint ventures to mitigate asset concentration or market risk and as a source of liquidity. We may also use joint ventures related to mixed-use land development opportunities and new markets where our partners bring development and operational expertise and/or experience to the venture. Each joint venture or partnership agreement has been individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement. We cannot assure that we will achieve our objectives through joint ventures.

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

Stock Repurchases and New Stock Repurchase Program

During the three months ended September 30, 2025, we repurchased 786,797 shares of common stock at an average price of $192.99 per share, including fees, for a total of $151,846,000 under our then-existing stock repurchase program (the "2020 Stock Repurchase Program").

In October 2025, following the completion of these purchases, we terminated the 2020 Stock Repurchase Program and adopted a new stock repurchase program under which we may acquire shares of our common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "2025 Stock Repurchase Program"). Purchases of common stock under the 2025 Stock Repurchase Program may occur from time to time in our discretion. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2025 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. Through the date of this Form 10-Q, the

Company repurchased 219,289 shares of common stock at an average price of $174.00 per share, including fees, for a total of $38,157,000 under the 2025 Stock Repurchase Program.

Unconsolidated Operating Communities

As of September 30, 2025, we had investments in the following unconsolidated real estate entities accounted for under the equity method of accounting. See Note 5, "Investments," of the Condensed Consolidated Financial Statements included elsewhere in this report. For joint ventures holding operating apartment communities as of September 30, 2025, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of apartment homes	Total capitalized cost	Debt (1)
				Principal amount		Interest rate	Maturity date
Unconsolidated Real Estate Investments					Type

NYTA MF Investors, LLC
1. Avalon Bowery Place I - New York, NY		206	$218,412	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II - New York, NY		90	91,769	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside - New York, NY (2)		295	217,127	111,295	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea - New York, NY (3)		305	130,634	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line - New York, NY (3)		405	123,213	84,000	Fixed	4.01%	Jan 2029
Total NYTA MF Investors, LLC	20.0%	1,301	781,155	394,734		3.88%

Other Operating Joint Ventures (7)
1. MVP I, LLC - Avalon at Mission Bay II - San Francisco, CA (4)	25.0%	313	130,469	—	—	—	—
2. Brandywine Apartments of Maryland, LLC - Brandywine - Washington, D.C.	28.6%	305	20,093	17,833	Fixed	3.40%	Jun 2028
3. Arts District Joint Venture - AVA Arts District - Los Angeles, CA (5)	25.0%	475	288,441	161,567	Variable	6.94%	Jul 2028
Total Other Joint Ventures		1,093	439,003	179,400		6.59%

Total Unconsolidated Real Estate Investments (6)		2,394	$1,220,158	$574,134		4.73%
_____________________________
(1)We have not guaranteed the debt of these unconsolidated investees and bear no responsibility for the repayment other than for the Arts District joint venture as discussed below in footnote 5.
(2)Borrowing on this community is comprised of two mortgage loans. The interest rate is the weighted average interest rate as of September 30, 2025.
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
(5)AVA Arts District completed development during the year ended December 31, 2024 and achieved stabilized residential operations. In June 2025, the joint venture secured a variable rate loan with a maturity date of July 2028 and used the proceeds to repay the previously existing $158,735 variable rate construction loan which was scheduled to mature in August 2025. The outstanding borrowing is subject to an interest rate cap, which will limit the interest rate to 8.2%, based on the current borrowing spread. While we guarantee 25% of the new loan, any amounts payable under the guarantee are obligations of the joint venture partners in proportion to their ownership interest.
(6)In addition to leasehold assets, there were net other assets of $39,471 as of September 30, 2025 associated with our unconsolidated real estate investments which are primarily cash and cash equivalents.
(7)During the three months ended September 30, 2025, the Company acquired its joint venture partner's 50% interest in Avalon Alderwood Place which is now a wholly owned apartment community and consolidated for financial reporting purposes.

Development Communities

As of September 30, 2025, we owned or held a direct interest in 21 Development communities under construction. We expect these Development communities, when completed, to add a total of 7,806 apartment homes and 100,000 square feet of commercial space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $3,012,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate.

The following table presents a summary of the Development communities.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy	Estimated completion	Estimated stabilized operations (2)
1.	Avalon West Windsor (3) West Windsor, NJ	535	$210	Q2 2022	Q3 2025	Q2 2026	Q4 2026
2.	Avalon Lake Norman (4) Mooresville, NC	345	101	Q1 2023	Q2 2025	Q2 2026	Q3 2026
3.	Avalon Hunt Valley West Hunt Valley, MD	322	106	Q2 2023	Q1 2025	Q4 2025	Q3 2026
4.	Avalon South Miami (3) South Miami, FL	290	186	Q3 2023	Q3 2025	Q4 2025	Q4 2026
5.	Avalon Wayne Wayne, NJ	473	171	Q4 2023	Q2 2025	Q3 2026	Q1 2027
6.	Avalon Parsippany Parsippany, NJ	410	147	Q4 2023	Q3 2025	Q2 2026	Q4 2026
7.	Avalon Pleasanton (5) Pleasanton, CA	362	218	Q2 2024	Q3 2025	Q3 2027	Q1 2028
8.	Avalon Roseland II Roseland, NJ	533	196	Q2 2024	Q4 2025	Q4 2026	Q2 2027
9.	Avalon Quincy Adams Quincy, MA	288	124	Q2 2024	Q1 2026	Q3 2026	Q2 2027
10.	Avalon Tech Ridge I Austin, TX	444	120	Q3 2024	Q1 2026	Q1 2027	Q3 2027
11.	Avalon Carmel (4) Charlotte, NC	360	123	Q3 2024	Q2 2026	Q3 2026	Q3 2027
12.	Avalon Plano (4) Plano, TX	155	58	Q3 2024	Q2 2026	Q2 2027	Q4 2027
13.	Avalon Oakridge I Durham, NC	459	149	Q3 2024	Q1 2027	Q1 2028	Q3 2028
14.	AVA Brewer's Hill Baltimore, MD	418	134	Q4 2024	Q4 2026	Q3 2027	Q1 2028
15.	Kanso Hillcrest San Diego, CA	182	85	Q4 2024	Q1 2027	Q2 2027	Q4 2027
16.	Avalon Parker Parker, CO	312	122	Q1 2025	Q3 2026	Q2 2027	Q1 2028
17.	Avalon North Palm Beach (3) Lake Park, FL	279	118	Q1 2025	Q1 2027	Q3 2027	Q1 2028
18.	Avalon Brier Creek Durham, NC	400	127	Q2 2025	Q3 2026	Q3 2027	Q1 2028
19.	Avalon Kendall (4) Kendall, FL	224	83	Q2 2025	Q1 2027	Q2 2027	Q1 2028
20.	Avalon Southpoint (4) Durham, NC	394	132	Q3 2025	Q4 2026	Q2 2028	Q3 2028
21.	Avalon Mission Valley (3) San Diego, CA	621	302	Q3 2025	Q4 2027	Q1 2029	Q3 2029
	Total	7,806	$3,012
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

(3)Development communities containing at least 10,000 square feet of commercial space include Avalon West Windsor (19,000 sf), Avalon South Miami (32,000 sf), Avalon North Palm Beach (10,000 sf), and Avalon Mission Valley (31,000 sf).
(4)Communities being developed through our Developer Funding Program ("DFP"). The DFP utilizes third-party multifamily developers to source and construct communities which we own and operate.
(5)During the nine months ended September 30, 2025, the Company expanded the Avalon Pleasanton development in Pleasanton, CA, adding an additional 280 apartment homes, and increasing the total estimated capitalized costs by $160,000,000.

During the three months ended September 30, 2025, we completed the development of the following wholly-owned community:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	Avalon Annapolis Annapolis, MD	508	$195	387,000	$504
	Total	508	$195
____________________________________
(1)Total capitalized cost is as of September 30, 2025. We generally anticipate incurring additional costs associated with this community which is customary for new developments.

Development Rights

At September 30, 2025, we had $126,050,000 in acquisition and related capitalized costs for direct interests in eight land parcels we own. In addition, we had $77,083,000 in capitalized costs (including legal fees, design fees and related overhead costs) consisting of $65,198,000 included as deferred development rights and the balance included in our unconsolidated investments, with these amounts related to (i) 21 Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land, as well as (ii) costs incurred for five Development Rights that we expect to construct as additional phases of our existing stabilized operating communities on land we own. Collectively, the land held for development and associated costs for deferred development rights relate to 34 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,381 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. We incurred a charge of $1,392,000 and $1,573,000 for the three months ended September 30, 2025 and 2024, respectively, and $8,629,000 and $7,235,000 for the nine months ended September 30, 2025 and 2024, respectively, for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed. The amounts for the nine months ended September 30, 2025 and 2024 include a write-off of $3,668,000 and $1,600,000, respectively, for one development opportunity in each year that we determined is no longer probable.

Structured Investment Program

As of October 31, 2025, we had nine commitments to fund up to $239,585,000 in the aggregate under the SIP. As of October 31, 2025, our investment commitments had a weighted average rate of return of 11.7% and a weighted average initial maturity date of May 2027. As of October 31, 2025, we had funded $206,876,000 of these commitments. See Note 5, "Investments," of the Condensed Consolidated Financial Statements included elsewhere in this report.

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

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)Changes in internal controls over financial reporting.

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)(3)
July 1 - July 31, 2025	—	$—	—	$314,237
August 1 - August 31, 2025	477	$184.97	—	$314,237
September 1 - September 30, 2025	786,974	$192.99	786,797	$162,407
Total	787,451	$192.99	786,797
___________________________________

(1)Consists of (i) shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants and the conversion of performance awards to shares of common stock and (ii) activity under the 2020 Stock Repurchase Program, if any, as indicated under Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs.
(2)The Board of Directors approved the 2020 Stock Repurchase Program in July 2020 under which the Company was authorized to acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000.
(3)Represents remaining repurchase authority as of the indicated month end under the 2020 Stock Repurchase Program. On October 28, 2025, the Company terminated the 2020 Stock Repurchase Program and adopted the 2025 Stock Repurchase Program, under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000. Purchases of common stock under the 2025 Stock Repurchase Program may occur from time to time at the Company’s discretion. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2025 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. As of the date of this Form 10-Q, the maximum dollar amount that may yet be purchased under the 2025 Stock Repurchase Program was $461,844,000.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

During the three months ended September 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

10.1	—	Amendment No. 1 to Seventh Amended and Restated Revolving Loan Agreement, dated as of August 1, 2025. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed August 7, 2025.)
10.2	—	Amendment No. 1 to Term Loan Agreement, dated as of August 1, 2025. (Incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company filed August 7, 2025.)
10.3	—	Third Amended and Restated Directors Deferred Compensation Program. (Filed herewith.)
10.4	—	Form of Director Restricted Stock Unit Agreement (2026). (Filed herewith.)
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)
32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)
101	—
Financial materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) including: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements. (Filed herewith.)

104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document). (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	November 6, 2025	/s/ Benjamin W. Schall
Benjamin W. Schall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 6, 2025	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)