Form 10-K
period 2025-12-31
AVALONBAY COMMUNITIES INC
filed 2026-02-27
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock, par value $0.01 per share, held by nonaffiliates of the registrant, as of June 30, 2025 was $28,875,214,928.
The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of January 30, 2026 was 140,083,473.
Documents Incorporated by Reference
Portions of AvalonBay Communities, Inc.'s Proxy Statement for the 2026 annual meeting of stockholders, a definitive copy of which will be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

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

ITEM 1.    BUSINESS

General

AvalonBay Communities, Inc. (the "Company," "we," "our" and "us" which terms, unless the context otherwise requires, refer to AvalonBay Communities, Inc. together with its subsidiaries), is a Maryland corporation that has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes. We develop, redevelop, acquire, own and operate apartment communities in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California, as well as in our expansion regions of Raleigh-Durham and Charlotte, North Carolina, Southeast Florida, Dallas and Austin, Texas, and Denver, Colorado. We use the term apartment communities to refer to properties that consist of apartment homes or townhomes or a combination of both. We focus on leading metropolitan areas that we believe have offered, and will continue to offer, the opportunity for superior risk-adjusted returns over the long-term on apartment community investments relative to other markets.

At January 31, 2026, we owned or held a direct or indirect ownership interest in:

•292 operating apartment communities containing 88,768 apartment homes in 11 states and the District of Columbia, of which 284 communities containing 86,374 apartment homes were consolidated for financial reporting purposes and eight communities containing 2,394 apartment homes were held by unconsolidated entities in which we hold an ownership interest.

•27 wholly-owned development apartment communities that are under construction or completed and in lease-up and are expected to contain an aggregate of 9,692 apartment homes when completed.

•Rights to develop an additional 33 communities that, if developed as expected, will contain 10,532 apartment homes.

We generally obtain ownership in an apartment community by developing a new community on either vacant land or land with improvements that we raze, or by acquiring an existing community. In selecting sites for development or acquisition, we favor locations that are near expanding employment centers and convenient to transportation, recreation areas, entertainment, shopping and dining.

Our principal financial goal is to increase long-term shareholder value through the development, redevelopment, acquisition, ownership, operation and asset management and, when appropriate, disposition of apartment communities in our markets. To help meet this goal, we regularly (i) monitor our investment allocation by geographic market and product type, (ii) develop, redevelop and acquire interests in apartment communities in our selected markets, (iii) efficiently operate our communities to maximize resident satisfaction and shareholder return, (iv) selectively sell apartment communities that no longer meet our long-term strategy or when opportunities are presented to realize a portion of the value created through our investment and redeploy the proceeds from those sales and (v) maintain a capital structure that we believe is aligned with our business risks and allows us to maintain continuous access to cost-effective capital. We also seek to generate additional shareholder value from investments in other real estate-related ventures, including through our Structured Investment Program ("SIP"), our platform to provide mezzanine loans or preferred equity to third-party apartment community developers in our existing regions. We undertake our development and redevelopment activities primarily through in-house development and redevelopment teams, and we buy and dispose of assets through our in-house investments platform. We believe that our organizational structure, which includes dedicated development and operational teams, and strong culture are key differentiators. We pursue our development, redevelopment, investment and operating activities with the purpose of "Creating a Better Way to Live."

We seek to be the leading rental housing company in select U.S. markets by delivering distinctive experiences that customers value, creating a workplace where associates thrive, and achieving superior results for shareholders. We focus on markets that we believe are generally characterized by growing employment in high wage sectors of the economy, higher cost of home ownership, and a diverse and vibrant quality of life. From an operating perspective, we seek to deliver seamless, personalized experiences for our residents on an efficient and effective basis by our resident-focused on-site associates that are supported by our centralized shared services operating organization and flexible technology platform that incorporates automation and artificial intelligence ("AI"). We operate our apartment communities under four core brands:

•Avalon, our core "Avalon" brand, focuses on upscale apartment living and high end amenities and services;

•AVA targets customers in high-energy, transit-served neighborhoods and generally feature smaller apartments, many of which are designed for roommate living, and a variety of active common spaces that encourage socialization;

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

During the three years ended December 31, 2025, we:

•acquired 22 apartment communities, excluding unconsolidated investments;

•disposed of 21 apartment communities, excluding unconsolidated investments; and

•completed the development of 20 apartment communities, including unconsolidated investments, and the redevelopment of one apartment community.

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

Development Strategy.    We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. As one of the largest developers of multifamily rental apartment communities in our selected markets, we maintain regional offices to identify and support development opportunities through local market presence and access to local market information. In addition to our principal executive office in Arlington, Virginia, we also have regional offices, administrative offices or specialty offices, all of which are located in the United States.

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

We generally act as our own development manager, general contractor and construction manager directly (although we may use a wholly-owned subsidiary), and will elect to use a third-party developer or general contractor where we believe it is beneficial to do so, such as in our expansion regions where we may have limited resources or scale. Certain communities are developed through our DFP, which utilizes third-party multifamily developers to source and construct communities which we own and operate. We believe direct involvement in construction enables us to achieve higher construction quality, greater control over construction schedules and cost savings. Our development, property management and construction teams monitor construction progress to ensure quality workmanship and a smooth and timely transition into the leasing and operating phase.

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
•employing an innovative and continually evolving operating model that combines effective onsite associates with the capabilities of our centralized shared services center, technology platform and digital offerings and various automation technologies, including the use of AI;
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
•pursuing real estate tax appeals;
•installing high efficiency lighting and water fixtures, cogeneration systems and solar panels; and
•implementing technology for resident and prospect services such as smart locks, package lockers, bulk internet and self-guided or virtual tours.

On-site property management teams receive bonuses based largely upon the revenue, expense, NOI, prospect conversion, resident retention and customer service metrics produced at their respective communities. We use and continuously seek ways to improve technology applications to help manage our communities, believing that such tools can improve the delivery and efficiency of our services and aid in the accurate collection of financial and resident data, which will enable us to maximize revenue and control costs through careful leasing decisions, maintenance decisions and financial management.

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

Financing Strategy.    Our financing strategy is to maintain a capital structure that provides financial flexibility to help ensure we can select cost-effective capital market options that are well matched to our business risks. We estimate that our short-term liquidity needs will be met from cash on hand; borrowings under our $2,500,000,000 revolving variable rate unsecured credit facility (the "Credit Facility"); borrowings under our $1,000,000,000 unsecured commercial paper note program (the "Commercial Paper Program"), which is backstopped by our commitment to maintain available capacity under the Credit Facility for any amounts of commercial paper notes outstanding; sales of current operating communities; and/or issuance of additional debt or equity securities. A determination to engage in an equity or debt offering depends on a variety of factors such as general market and economic conditions, our short and long-term liquidity needs, the relative costs of debt and equity capital and growth opportunities. A summary of debt and equity activity for the last three years is reflected on our Consolidated Statement of Cash Flows of the Consolidated Financial Statements set forth in Item 8 of this report.

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

•Third-party property technology and sustainability focused companies and investment management funds: we have also invested, either through a wholly-owned TRS, or in an investment vehicle that has elected to be treated as a TRS, in companies (and in venture funds that invest in companies) that provide technology services to the real estate industry, and we have invested, through a TRS, in environmentally focused companies and investment management funds to further our sustainability efforts and learning.

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

Competition

We face competition from other real estate investors, including insurance companies, pension and investment funds, private equity, sovereign wealth funds and REITs (both in the multifamily as well as other sectors), to acquire and develop apartment communities and acquire land for future development. As an owner and operator of apartment communities, we also face competition for prospective residents from other operators whose communities may be perceived to offer a better location or better amenities or whose pricing may be perceived as a better value given the quality, location, terms and amenities that the prospective resident seeks. We also compete against other housing options such as single-family homes that are for sale or rent. Although we often compete against large, sophisticated developers and operators for development opportunities and for prospective residents, real estate developers and operators of any size can provide effective competition for both real estate assets and potential residents.

Regulatory Matters

Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, REIT and other tax laws and regulations, antitrust laws, privacy laws, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property, the Americans with Disabilities Act of 1990 and related laws and regulations, and laws and regulations relating to tenant rights and consumer protections.

Environmental Regulations. As a current or prior owner, operator and developer of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances that govern, among other things, the presence, handling, storage, disposal and remediation of hazardous or toxic substances, and we also could be liable to third parties resulting from environmental contamination or noncompliance at our communities. Under certain environmental laws, such liability may be imposed without regard to fault or knowledge of the contamination. For some Development Communities, we undertake extensive environmental remediation to prepare the site for construction, which could be a significant portion of our total construction cost. Environmental remediation efforts could expose us to possible liabilities for accidents or improper handling of contaminated materials during construction.

Regulations Relating to the Construction, Operation and Leasing of Our Communities. The construction, operation and leasing of our communities is subject to federal, state and local laws and regulations, including zoning laws, building codes, requirements that our communities be accessible to persons with disabilities, fair housing laws, and, depending on the jurisdiction, regulations regarding the charging of rents and fees and increases in such amounts upon renewal of leases. Some laws relating to the setting of rents apply broadly, such as in California, where residential rent increases at renewal in communities older than fifteen years are limited to the lesser of 10% or 5% plus local consumer price index ("CPI"), the State of Washington, which has similar rules limiting rent increases to the lesser of 10% or 7% plus local CPI for communities older than 12 years, and in New York, where laws regulate increases on those units that are subject to rent-control or rent-stabilization. In California, the Governor and local governments have the ability to enact (and have in recent years exercised such right, for example, in connection with wildfires) local or statewide states of emergency which limit our ability to increase new and renewal rents to no more than 10% over the rent in place on the date such state of emergency was declared, which has impacted some of our California communities. We have seen an increase in state and local governments in our markets implementing, considering or being urged by various constituencies to consider new or modified rent control regulations, rent stabilization, or other laws that may limit or delay our ability to charge market rents, increase rents, screen tenants, use algorithmic pricing tools, charge non-rent fees, or evict tenants.

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

Human Capital

Attracting, motivating, developing, and retaining talented associates is important to our long-term success. We engage with our associates to understand our purpose, "Creating a Better Way to Live," our core values and our cultural norms.

At January 31, 2026, we had 3,041 employees, of which approximately 99% were employed on a full-time basis. Approximately 61% of our associates work on-site at our operating communities. None of our associates are represented by a union. At January 31, 2026, 36% of our associates self-identified as White, 30% as Hispanic, 17% as Black, 7% as Asian, and 10% as other ethnicities, two or more ethnicities or did not respond. At January 31, 2026, 60% of our associates self-identified as male and 40% as female.

Associate Engagement. We monitor the engagement of our associates, receive feedback from our associates, and benchmark our performance by having a third party firm conduct anonymous associate perspective surveys. The results are discussed and presented both on a company-wide basis and within each functional group.

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

Training. To help our associates develop the skills they need to advance in their careers and succeed at AvalonBay, we train them in a variety of ways, including providing job aids and quick reference guides, web-based courses and videos, in-person and virtual, instructor-led training and on-the-job learning. Our learning management system, Workday Learning, offers approximately 700 courses providing functional, technical, management, ethics, compliance, cyber-awareness and safety training.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may obtain copies of our SEC filings, free of charge, from the SEC's website at www.sec.gov.

We maintain a website at www.avalonbay.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including exhibits and amendments to those reports, filed or furnished pursuant to the Exchange Act are available free of charge in the "Investor Relations" section of our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. In addition, the charters of our Board's Nominating, Governance and Corporate Responsibility Committee, Audit Committee and Compensation Committee, as well as our Director Independence Standards, Corporate Governance Guidelines, Code of Business Conduct and Ethics, Policy Regarding Shareholder Rights Agreements, Policy Regarding Shareholder Approval of Future Severance Agreements, Senior Officer Stock Ownership Guidelines, Policy on Political Contributions and Government Relations, Compensation Recovery Policy, Insider Trading Policy, AvalonBay Sanctions Compliance and Anti-Corruption Policy and Corporate Responsibility Reports, are available free of charge in that section of our website or by writing to AvalonBay Communities, Inc., 4040 Wilson Blvd., Suite 1000, Arlington, Virginia 22203, Attention: Chief Financial Officer. To the extent required by the rules of the SEC and the New York Stock Exchange (the "NYSE"), we will disclose amendments and waivers to the Code of Business Conduct and Ethics, and to the other documents as required by those documents and applicable laws, in the same place on our website. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

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

Risks related to investments through acquisitions, construction, development, and joint ventures

Development, redevelopment and construction risks could affect our profitability. We intend to continue to develop and redevelop apartment communities which include apartment homes or townhomes or a combination of both. These activities can include long planning and entitlement timelines and can involve complex and costly activities, including significant environmental remediation or construction work in high-density urban areas. These activities may expose us to the following risks, among others:

•we have abandoned, and may in the future abandon, opportunities that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs or we may impair land held for development, and as a result, we may fail to recover expenses already incurred in exploring those opportunities;
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
•third-party developers, subcontractors, or key suppliers may fail to perform (including due to financial distress, labor shortages or supply chain disruptions), which could result in delays, cost overruns, workmanship defects, litigation, or the inability to complete a community on schedule or on the budget we originally projected; and
•we may incur liability if our communities are not constructed in compliance with the accessibility provisions of the Americans with Disabilities Act, the Fair Housing Act or other federal, state or local requirements. Noncompliance could result in imposition of fines, an award of damages to private litigants and a requirement that we undertake structural modifications to remedy the noncompliance.

Refer to our "Risks related to liquidity and financing" section below for additional construction and development risks related to financing.

Attractive investment opportunities may not be available, which could adversely affect our profitability. We expect that other real estate investors, including insurance companies, pension and investment funds, private equity, sovereign wealth funds and REITs both in the multifamily as well as other sectors, will compete with us to acquire existing properties and to develop new properties. This competition could increase prices for properties of the type we would likely pursue and adversely affect our profitability for new investments.

Acquisitions may not yield anticipated results. Our business strategy of acquiring communities involves the following risks, among others: (i) acquisitions may not perform as we expected; (ii) our estimate of the costs of operating, repositioning or redeveloping an acquisition may be inaccurate; and (iii) acquisitions may subject us to unknown liabilities.

Failure to succeed in new markets, or with new brands and community formats, or in activities other than the development, ownership and operation of residential rental communities may have adverse consequences. We have engaged, and may continue from time to time to engage, in development, acquisition and operating activity outside of our pre-existing market areas. Our historical experience in our existing markets in developing, owning and operating rental communities does not ensure that we will be able to operate successfully in new markets. We may be exposed to a variety of risks when we enter a new market, including an inability to accurately evaluate local apartment rental housing market conditions and an inability to obtain land for development or to identify appropriate acquisition opportunities. In order to more rapidly expand in our new markets, we have relied on third party developers to source and manage developments and on third-party general contractors to manage construction more than we have in our existing markets. Relying on third parties to assist with and/or oversee development and construction creates additional and different risks than when we manage these activities directly, including that the third party may not perform to our standards, may breach contractual arrangements, or may incur liquidity constraints.

We also may engage or have an interest in for-sale activity. We may be unsuccessful at developing real estate with the intent to sell or in selling condominiums at originally underwritten values, within anticipated timeframes, or at all, as a disposition strategy for an asset, which could have an adverse effect on our results of operations.

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

We are exposed to risks associated with investment in technology and environmentally focused venture funds and companies. We have invested in, and may in the future invest in, venture funds that invest in companies seeking innovation through new processes and the application of technology to property operations, development, construction and energy management. We have also invested directly in, and may in the future invest directly in, companies that engage in these activities. While such investments give us a greater understanding of new and emerging technologies, such investments involve risks, including the possibility that our investments will decline substantially in value or fail to achieve anticipated strategic benefits.

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

Mezzanine debt and preferred equity investments could cause us to incur expenses and experience delays in recovery, which could adversely affect our results of operations. We make mezzanine loans to borrowers and obtain preferred equity interests in projects owned by third-party sponsors as part of our SIP. Some of these instruments may have some recourse to their borrower or sponsor, while others are limited to the collateral securing the loan or the right to remove the sponsor as manager of the venture in preferred equity investments. In the event of a default under these obligations, we may elect to take possession of the collateral securing these interests, or remove a sponsor from management of a preferred equity investment. Borrowers of mezzanine loans may contest our enforcement actions, including foreclosure, assignment in lieu of foreclosure, or other remedies, and sponsors may contest our removal actions. In addition, borrowers and sponsors may seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us, which could result in significant legal costs, delays, or limitations on our ability to realize the value of our investments. Declines in the value of the underlying properties may also prevent us from realizing an amount equal to our investment upon foreclosure or other remedies even if we make substantial improvements or repairs to maximize such properties' investment potential.

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

Our various technology-related initiatives to improve our operating margins and customer experience may fail to perform as expected and may expose us to additional risks. We have developed and may continue to develop initiatives that are intended to serve our customers better and help us operate more efficiently, including "smart home" and building automation technologies; use of AI in correspondence with prospective, current and prior residents; automation of internal business processes and other applications; and self-service options that are accessible to residents through smart devices or otherwise. Such initiatives have involved and may continue to involve our employees having new or different responsibilities and processes. We may incur significant costs and divert resources in connection with such initiatives, and these initiatives may not perform as expected, which could adversely affect our business, results of operations, cash flows and financial condition. Certain AI or machine learning tools used in our operations, or used by third parties with whom we do business, may generate outputs that are incomplete, inaccurate, misleading or otherwise flawed, and such issues may be difficult to identify or detect. Reliance on such outputs could result in operational inefficiencies, errors in communications, adverse impacts on resident experience, reputational harm, loss of customers, or legal or regulatory exposure. Furthermore, future regulatory developments, including data privacy laws, AI governance requirements, cybersecurity standards, or consumer protection protocols could impose restrictions on the use of these technologies or require us to implement costly compliance measures. Competition from companies employing technology-related initiatives more effectively could also negatively impact our business. Finally, public perception of new technologies (including AI), such as concerns about data privacy and algorithmic bias, could affect customer acceptance of technology-driven services, which could harm our reputation and business.

Risks related to liquidity and financing

Capital and credit market conditions may adversely affect our access to various sources of capital and/or the cost of capital, which could impact our business activities, dividends, earnings and common stock price, among other things. In periods when the capital and credit markets experience significant volatility or prolonged tightening, the amounts, sources and cost of capital available to us may be adversely affected. We use external financing as one source of capital to fund construction and to refinance indebtedness as it matures. If sufficient sources of external financing are not available to us on cost-effective terms, we could be forced to limit our development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or issuing equity or debt securities. If we are able and/or choose to access capital at a higher cost than we have experienced in recent years, our earnings per share and cash flows could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate environment or a volatile economic environment, or if we dilute the interest of stockholders by issuing additional equity. Further, events involving limited liquidity, defaults, non-performance or other adverse developments that affect the lenders under our Credit Facility, the dealers under our Commercial Paper Program, financial institutions where we have deposits, transactional counterparties or other companies in the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, could result in losses or defaults by these institutions or counterparties or could lead to market-wide liquidity problems. Disruptions and uncertainty with respect to financial institutions, including as a result of bank failures, credit downgrades and liquidity concerns, may negatively impact our ability to refinance existing indebtedness and access additional financing at reasonable terms or at all, or may cause us or our transactional counterparties to be unable to complete transactions as intended, all of which could have a material adverse effect on our financial condition and results of operations.

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

Rising interest rates could increase interest costs and could affect the market price of our common stock, and efforts to hedge such risk could be ineffective and cause us to incur additional costs. Interest rates have increased in recent years, and may increase further. If interest rates maintain their existing levels or further increase, our interest costs on variable rate debt will rise, and our effective interest costs on newly issued fixed rate debt may be higher than on our existing debt. In addition, an increase in market interest rates may lead purchasers of our common stock to demand a greater annual dividend yield, which could adversely affect the market price of our common stock.

We use interest rate derivatives to manage our exposure to fluctuations in interest rates in connection with anticipated debt issuances, floating rate debt or refinancing activity. Such hedges may mitigate interest rate volatility. The interest rate derivatives we use to manage interest rate risk for our anticipated debt issuance activity could result in a material impact to earnings if we do not issue the anticipated debt, or are otherwise unsuccessful in our hedging activities. In addition, our use of hedging arrangements may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may default on the contract. There can be no assurance that our hedging activities will be effective at reducing the risks associated with interest rate fluctuations.

Bond financing and zoning and other compliance requirements could limit our income, restrict the use of communities and cause favorable financing to become unavailable. We have financed some of our apartment communities with obligations issued by local government agencies because the interest paid to the holders of this debt is generally exempt from federal income taxes, which typically provides a more favorable interest rate for us. These obligations are commonly referred to as "tax-exempt bonds" and generally must be secured by mortgages on our communities. As a condition to obtaining (i) tax-exempt financing, (ii) favorable zoning or (iii) an agreement relating to property taxes in some jurisdictions, we will commit to make some of the apartments in a community available to households whose income does not exceed certain thresholds (e.g., 50% or 80% of area median income), or who meet other qualifying tests. As of December 31, 2025, 4.5% of homes at Current Communities were under income limitations such as these. These commitments, which may or may not expire, may limit our ability to raise rents, adversely affecting the value of communities subject to these restrictions. If we fail to observe these commitments, we could lose benefits (such as reduced property taxes) or face liabilities including liability for the benefits we received under tax exempt bonds, tax credits or agreements related to property taxes.
Our tax-exempt bonds may require us to obtain a guarantee from a financial institution of payment of the principal and interest on the bonds, such as a letter of credit, surety bond, guarantee agreement or other additional collateral. If the financial institution defaults on its guarantee obligations, or if we are unable to renew the applicable guarantee or otherwise post satisfactory collateral, a default will occur and the community could be foreclosed upon if we do not redeem the tax exempt bonds.

Risks related to indebtedness. We have a Credit Facility and Commercial Paper Program with a syndicate of commercial banks as well as a Term Loan and secured and unsecured notes. Our organizational documents do not limit the amount or percentage of indebtedness that may be incurred. Accordingly, subject to compliance with outstanding debt covenants, we could incur more debt, resulting in an increased risk of default on our obligations and an increase in debt service requirements that could adversely affect our financial condition and results of operations.

The mortgages on properties that are subject to secured debt, our Credit Facility, Term Loan, Commercial Paper Program and the indentures under which a substantial portion of our debt was issued contain customary restrictions, requirements and other limitations, as well as certain financial and operating covenants including maintenance of certain financial ratios. Maintaining compliance with these restrictions could limit our flexibility. A default in these requirements, if uncured, could result in a requirement that we repay indebtedness, which could materially adversely affect our liquidity and increase our financing costs. Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

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

Increased scrutiny and changing expectations from regulators, investors, associates, residents and others regarding our environmental, social and governance practices and reporting, including those related to workplace inclusion and diversity (collectively, "Corporate Responsibility" or "CR"), could impact our business practices, cause us to incur additional costs and expose us to new risks. Corporate Responsibility practices and ratings are important to some investors and other stakeholders who may have differing and conflicting views as to their preferred approach to CR matters. Expectations regarding CR may impact our business practices and the price of our securities. Changing practices have in the past and may in the future include expanded mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, greenhouse gas emissions, human capital, inclusion and diversity, labor, and risk oversight, and these could expand the nature, scope, and complexity of matters that we are required to control, assess and report on, which may prove difficult, expensive and time consuming. In addition, the adoption of increased government regulations and changes in investor preference related to CR matters may result in changes to our business practices, including increasing expenses or capital expenditures. We have communicated certain initiatives regarding CR matters and we may in the future communicate revised or additional initiatives. If our initiatives are unsuccessful or we fail to satisfy the expectations of investors, residents, employees and other stakeholders, our reputation could be adversely affected. In recent years, corporate initiatives relating to environmental, social and governance matters, including workplace inclusion and diversity, have attracted negative commentary and regulatory attention in the broader business sector. Legislation, regulatory initiatives, litigation, legal opinions, federal executive orders and increased scrutiny related to CR matters could expose the Company to additional compliance obligations, costs, and potential liabilities.

Risks related to operations of our communities

Laws, regulations and orders imposing rent control or rent stabilization, or limiting our rights as a landlord, could adversely affect our operations and revenue. A number of states and municipalities have implemented or are seeking to implement rent control or rent stabilization laws and regulations or take other actions that could limit or delay our ability to raise rents, use algorithmic pricing tools, charge non-rent fees, screen and evict tenants for non-payment of rent or other lease violations. For example, the State of California has statewide rent control for communities older than fifteen years, limiting rent increases to the lesser of 10% or 5% plus local CPI, the State of Washington has similar rules (limiting rent increases to the lesser of 10% or 7% plus local CPI for communities older than 12 years) and the State of New York has rules for rent-controlled and rent-stabilized units that limit the way rent increases are calculated for renewal leases, basing increases solely on rent actually paid and eliminating the ability to increase the renewal rent to a higher "registered rent." Furthermore, in California the Governor has the ability to enact local or statewide states of emergency which limit our ability to increase new and renewal rents more than 10% over the rent in place on the date such state of emergency was declared, which has impacted some of our California communities. We have seen an increase in state and local governments in our markets implementing, considering or being urged by various constituencies to consider regulations of the types described above. Additionally, various federal agencies have engaged in efforts aimed at addressing pricing in the rental market. Current and future enactments of rent control or rent stabilization laws or other laws regulating rental housing may limit our ability to charge market rents, increase rents, use algorithmic pricing tools, charge non-rent fees, screen and evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with our investment in these communities, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from the community.

We face risks related to multifamily rental antitrust lawsuits and regulatory investigations and actions. Lawsuits, government investigations and proposed legislation relating to antitrust matters in the multifamily rental market are ongoing and may impact the Company, whether or not we are found directly liable for an antitrust violation. For example, a purported class action has been brought by private litigants against RealPage, Inc., a provider of revenue management systems, and numerous multifamily rental companies; while we were originally named as a defendant, the Company was voluntarily dismissed without prejudice from this case after explaining to plaintiffs’ counsel why the Company believed that these cases were without merit as they pertained to the Company. Subsequently, on November 1, 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc. and a number of owners and/or operators of multifamily housing in the District of Columbia, including the Company, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data (the “D.C. Antitrust Litigation”). Our motions to dismiss and for judgment on the pleading have been denied by the court.

On January 15, 2025, the Office of the Attorney General of the State of Maryland filed a lawsuit similar to the D.C. Antitrust Litigation in the Circuit Court for Prince George’s County, Maryland in which RealPage, Inc. and a number of owners and/or operators of multifamily properties in Maryland, including the Company, have been named and alleged to have violated state antitrust law (the “Maryland Antitrust Litigation”). On February 28, 2025, the Company filed a motion to dismiss. On April 23, 2025, the Attorney General of the State of New Jersey and the New Jersey Division of Consumer Affairs filed a lawsuit similar to the D.C. Antitrust Litigation and the Maryland Antitrust Litigation in the U.S. District Court for the District of New Jersey. The lawsuit alleges that RealPage, Inc. and a number of owners and/or operators of multifamily properties in New Jersey, including the Company, violated federal and state antitrust laws and the state consumer fraud law (the “New Jersey Antitrust Litigation”) by unlawfully agreeing to use RealPage, Inc. revenue management systems and other related actions. On July 29, 2025, the Company filed a motion to dismiss. While the Company intends to vigorously defend against the D.C. Antitrust Litigation, the Maryland Antitrust Litigation and the New Jersey Antitrust Litigation, the Company is unable to predict the outcome or estimate the amount of loss, if any, that may result from the lawsuits.

Other governmental investigations and lawsuits regarding antitrust matters in the multifamily industry are ongoing, including an antitrust lawsuit brought by the U.S. Department of Justice, along with the attorneys general of many states, against other multifamily rental providers to which the Company is not a party. Jurisdictions other than the District of Columbia, Maryland, New Jersey or additional federal agencies, may also bring suits against multifamily rental providers. Regardless of the outcome of the D.C. Antitrust Litigation, the Maryland Antitrust Litigation, the New Jersey Antitrust Litigation or any other lawsuits or governmental investigations, the Company may incur substantial costs related to these matters, whether as a defendant or as a third-party witness. As well, settlements by RealPage, Inc. or other defendants in such cases could impact the multifamily industry in ways that have an adverse effect on the Company.

In addition, state and federal legislation has been introduced, and in some jurisdictions adopted, to regulate the use by multifamily apartment rental companies of third-party algorithmic revenue management systems. The impact on the Company is difficult to predict. Lawsuits, government investigations and new legislation related to antitrust matters may, among other things, be costly to comply with, result in negative publicity, require significant management time and attention and subject us to remedies or burdensome requirements that adversely affect our business.

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

Short-term leases expose us to the effects of declining market rents. Most of our residential leases are for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.

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

Unfavorable changes in market and economic conditions could adversely affect occupancy, rental rates, operating expenses, and the overall market value of our real estate assets. Local conditions in our regions significantly affect occupancy, rental rates and the operating performance of our communities, and may be adversely affected by the following risks:

•corporate restructurings and/or layoffs, remote or hybrid work trends, and industry slowdowns;
•an oversupply of, or a reduced demand for, apartment or other rental homes;
•a decline in household formation or employment or lack of employment growth or slower wage growth;
•the inability or unwillingness of residents to pay rent increases, including as a result of inflation, higher interest rates or broader cost-of-living pressures; and
•economic conditions that could cause an increase in our operating expenses, such as increases in property taxes, utilities, compensation of on-site associates and routine maintenance.

Risks related to the impact of a pandemic, epidemic or other health crisis on multifamily rental housing. The national and global impacts of a health crisis, including a pandemic, epidemic or other public health emergency, may present material uncertainty and risk with respect to our financial condition, results of operations and cash flows. State, local, and federal entities may impose restrictions, for varying times and to varying degrees, on our ability to enforce residents’ contractual lease obligations, and this may affect our ability to enforce all of our remedies (such as pursuing collections, imposing late fees and seeking evictions) for the failure to pay rent and may result in foregone revenue. Our properties could also incur significant costs or losses related to shelter-in-place or stay-at-home orders, quarantines, infection, clean-up costs or other related factors, which may cause residents to move to locations other than our markets. Public health crises could also adversely affect labor availability, supply chains, and resident demand across our markets. Moreover, many of the risk factors set forth in this Form 10-K could be interpreted as heightened risks in the event of a pandemic, epidemic or other health crisis.

Further, emergency orders or other governmental actions taken in response to a public health crisis may disrupt our development and construction activity which may increase our construction costs and we may not achieve, on the schedule we originally planned, the cash flows that we expect when we begin leasing a completed property. We may also delay the start of construction of additional development communities which, if constructed and leased as originally planned, would have been a source of future additional cash flow.

Risks related to commercial leasing operations. Although we are primarily in the multifamily rental business, we also own and lease ancillary commercial space. Gross rental revenue provided by leased commercial space in our portfolio represented 1.3% of our total revenue in 2025. The long term nature of our commercial leases and characteristics of many of our tenants (small, local businesses) may subject us to certain risks. We may not be able to lease new space for rents that are consistent with our projections or at market rates. Also, when leases for our existing commercial space expire, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. Our properties compete with other properties with commercial space. If our commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations, which could adversely impact our results of operations and financial condition.

Inflation and related volatility in the economy could negatively impact our residents and our results of operations. Although it has declined from its 2022 peak, inflation has remained elevated in 2024 and 2025 compared to pre-pandemic years, and may continue at the present level or increase. Inflation and its related impacts, including increased prices for services, goods, insurance, and property taxes, and higher interest rates and wages, and any resulting policy interventions by the U.S. government, could negatively impact our residents’ ability to pay rents or our results of operations. Most of our residential leases are for a term of one year or less, which we believe mitigates our exposure to inflation by permitting us to set rents commensurate with inflation (subject to rent regulations to the extent they apply and assuming our current or prospective residents will accept and can pay commensurate increased rents, of which there can be no assurance). However, inflation could outpace any increases in rent and adversely affect us. In addition, property taxes can be impacted by inflationary changes because taxes in some jurisdictions are regularly reassessed based on changes in the fair value of our properties. We may not be able to mitigate the effects of inflation and related impacts, and the duration and extent of any prolonged periods of inflation, and any related adverse effects on our results of operations and financial condition, are unknown at this time. Inflation may also cause increased volatility in financial markets, which could affect our ability to access the capital markets or impact the cost, timing, or terms at which we are able to do so.

Inflation, either caused by tariffs imposed or threatened by the federal government or due to other causes, may also increase the costs to complete our development projects, including costs of materials, labor and services from third-party contractors and suppliers. Higher construction costs could adversely impact our investments in real estate assets and our expected yields on development projects.

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

Our ownership of TRSs is subject to certain restrictions, and we will be required to pay a 100% penalty tax on certain income or deductions if transactions with our TRSs are not conducted on arm’s-length terms. We have established several TRSs. The TRSs must pay federal income tax on their taxable income as regular corporations. While we attempt to ensure that our dealings with our TRSs do not adversely affect our REIT qualification, we cannot provide assurances that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, to the extent dealings between us and our TRSs are not deemed to be arm’s-length in nature. We intend that our dealings with our TRSs will be on an arm’s-length basis. No assurances can be given, however, that the IRS will not assert a contrary position.

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

•Climate, severe or inclement weather or natural disaster risk. Many of our markets, particularly those located in coastal cities, are exposed to risks associated with inclement or severe weather including those arising from climate change, such as hurricanes, severe winter storms and coastal flooding. Many of our properties are also located in areas, such as Southern California or Texas, that are exposed to risks of drought, wildfire or other natural disasters, including those arising from climate change. For example, in Southern California, a series of wildfires affected the Los Angeles metropolitan area and San Diego in January 2025, forcing a large scale evacuation and resulting in the destruction or damage of thousands of homes and structures. Additionally, the 2024 hurricane season was particularly severe and saw landfall of two major hurricanes in Florida and significant damage from flooding in North Carolina. Although none of these events caused material damage to our properties, similar disasters could occur in the future.

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

We may be adversely impacted by climate change. We may experience physical climate change impacts, including from extreme weather, sea level rise, declines in available water supplies and changes in precipitation, temperature and wildfire exposure, all of which may result in damage to, disruption of services at, and/or a decrease in demand for properties located in areas affected by these conditions. Should the impact of these conditions be material or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected, and it may negatively impact the types and pricing of insurance we are able to procure.

In addition, we may experience transition risks associated with climate change. The implementation of new or changes in existing federal, state and local regulations based on concerns about climate change could result in increased capital expenditures or operating expenses on our existing properties (for example, required retrofitting of existing systems or increased utility costs) and our new development properties (for example, to improve energy efficiency, reduce greenhouse gas emissions and/or improve resistance to inclement weather) without a corresponding increase in revenue, resulting in adverse impacts to our results of operations. Further, laws and regulations at the federal, state and local level requiring climate-related disclosures, including rules promulgated by the SEC or enacted or proposed at the state or local levels (including in California), may increase compliance and data collection costs if, and when, such laws and regulations become effective.

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

The development, construction and operation of our communities are subject to environmental, health and safety regulations and permitting under various federal, state and local laws, regulations and ordinances, which regulate matters including wetlands protection, storm water runoff and wastewater discharge, air quality and emissions, and hazardous materials management. These laws and regulations may impose restrictions on how our communities may be developed, and noncompliance with these laws and regulations may subject us to fines and penalties and may subject us to liability in connection with personal injury or remediation obligations.

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

Additionally, we have occasionally been involved in developing, managing, leasing and operating various properties for third parties. Consequently, we may be considered to have been an operator of such properties and, therefore, potentially liable for removal or remediation costs or other potential costs which relate to the release or presence of hazardous or toxic substances or petroleum products at such properties, even if we did not cause the contamination.

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

General Risk Factors

The ability of our stockholders to control our policies and effect a change of control of our company is limited by certain provisions of our charter and bylaws and by Maryland law. There are provisions in our charter and bylaws that may discourage a third party from making a proposal to acquire us or otherwise seeking to obtain control of the Company. These provisions include the following:

Our charter authorizes our Board of Directors to issue up to 50,000,000 shares of preferred stock without stockholder approval and to establish the preferences and rights, including voting rights, of any series of preferred stock issued. This could allow the Board to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or a change in control or dilute the voting power of holders of our common stock.

To maintain our qualification as a REIT for federal income tax purposes, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by or for five or fewer individuals at any time during the last half of any taxable year. To maintain this qualification, and/or to address other concerns about concentrations of ownership of our stock, our charter generally prohibits ownership (directly, indirectly by virtue of the attribution provisions of the Code, or beneficially as defined in Section 13 of the Exchange Act) by any single stockholder of more than 9.8% of the issued and outstanding shares of any class or series of our stock. In general, under our charter, pension plans and mutual funds may directly and beneficially own up to 15% of the outstanding shares of any class or series of stock. Under our charter, our Board of Directors may in its sole discretion waive or modify the ownership limit for one or more persons, but it is not required to do so even if such waiver would not affect our qualification as a REIT. These ownership limits may prevent or delay a change in control and, as a result, could adversely affect our stockholders' ability to realize a premium for their shares of common stock or otherwise influence the outcome of matters submitted to stockholders for approval.

As a Maryland corporation, we are subject to the provisions of the Maryland General Corporation Law (the "MGCL"), which restricts some business combinations and requires compliance with statutory procedures before some mergers and acquisitions may occur, which may delay or prevent offers to acquire us even if they are in our stockholders' best interests. For example, the MGCL permits a Maryland corporation, like us, to elect to be subject, including by way of a resolution of its board of directors, to certain provisions of the MGCL that may have the effect of delaying or preventing a change in control, including provisions relating to classifying the board of directors. Through provisions in our charter and bylaws, we (a) require the affirmative vote of the holders of at least 75% of the shares then entitled to vote for that purpose for the removal of any director from the board, which removal also requires cause, and (b) require the Company to call a special meeting of the stockholders upon the written request of stockholders entitled to cast a majority of all the votes entitled to be cast at such meeting.

Taken together, these charter, bylaw and statutory provisions may delay, deter or prevent a proposed acquisition or a change in control of our Company.

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

We rely on information technology in our operations, and any breach, interruption or security failure of that technology, or any non-compliance with applicable laws with respect to the use of that technology, could have a negative impact on our business, results of operations, financial condition and/or reputation. We rely on information technology, including cloud-based systems and third-party service providers, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions, personally identifiable information ("PII"), and tenant and lease data. Our business requires us and some of our vendors to use and store PII and other confidential and sensitive information of our residents and employees. Privacy and information security laws and regulations for PII continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase our operating costs and adversely impact our ability to market our properties and services.

Information security risks have generally increased in recent years due to the rise in new technologies, such as ransomware and generative AI, automation and increased reliance on interconnected systems, and the increased sophistication and activities of perpetrators of cyber-attacks, including as a result of the intensification of state-sponsored cybersecurity attacks during periods of geopolitical conflict. Cyber-attacks can include third parties gaining access to data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, and other deliberate attacks and attempts to gain unauthorized access to our or our vendors’ data or information technology systems. Although our and our vendors' information technology systems are essential to the operation of our business and our ability to perform day-to-day operations, even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. These threats, in turn, may lead to increased costs to protect our information systems, detect and respond to threats, and recover from cyber incidents. Our insurance program may not be adequate to cover all losses relating to such events.

In addition, our use of, and reliance on, AI and machine learning technologies, including generative AI tools used by us or by our vendors, presents additional risks. Such technologies may involve the ingestion or processing of proprietary, confidential or sensitive information, and may increase the risk that such information is disclosed, misused or otherwise compromised, including through unintended outputs or model behavior. In addition, vendors may incorporate AI tools into their products or services without disclosing such use to us, and the providers of such tools may not meet existing or evolving legal, regulatory or industry standards related to privacy, data protection or information security. Any such issues could adversely affect our ability to maintain the confidentiality, integrity and availability of our systems and data, and could result in reputational harm, regulatory scrutiny, legal liability or increased compliance costs.

There can be no assurance that we will be able to prevent unauthorized access to PII or to our data network or business systems in general. Any failure in or breach of our operational or information security systems, or those of our vendors, as a result of cyber-attacks or other security incidents, could materially adversely impact our operations and financial position, including disruption of our operations caused by an inability to access network systems, disclosure or misuse of confidential or proprietary information (including PII of our residents and/or associates), damage to our reputation, and/or potentially significant legal and/or financial liabilities and penalties.

Various laws and regulations and interpretations thereof, as well as agreements with payment processors, require, or may require, us to comply with rules related to our business and our websites used by residents and prospective residents, including requirements related to accessibility of our websites to persons with disabilities and our handling and use of data, including personal data, that we collect. We could face liabilities for failure to comply with these requirements. Privacy laws and regulations, such as the California Consumer Privacy Act as amended by the California Privacy Rights Act, the Colorado Privacy Act, the Texas Data Privacy and Security Act, related regulations and other U.S. state privacy laws, are evolving and may be subject to differing interpretations. We could incur costs to comply with stricter and more complex data privacy, data collection and information security laws and standards.

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

Governance

Our cybersecurity team is led by our Senior Director of Cybersecurity, who has over 15 years of experience with IT and cybersecurity. The cybersecurity team reports to our Senior Vice President-Chief Digital Officer. The Senior Director of Cybersecurity and the Senior Vice President-Chief Digital Officer are part of, and work with, a management Cybersecurity Steering Committee ("CSC"), which meets regularly. The CSC works to ensure strategic alignment of the CSP with our business objectives and priorities. The CSC is chaired by the Senior Director of Cybersecurity and is composed of our Chief Financial Officer, Chief Operating Officer, General Counsel and senior members of our finance, legal, IT, risk management and internal audit teams. The Company has designated an incident response team and defined criteria to guide responses to cybersecurity incidents.

The Audit Committee of our Board of Directors provides Board-level oversight of risks from cybersecurity threats. In addition to providing periodic reports, at least annually the Senior Director of Cybersecurity and the Senior Vice President-Chief Digital Officer meet with the Audit Committee regarding cybersecurity risks and assessments and related Company policies and initiatives. The Audit Committee and management have adopted a policy that categorizes cybersecurity incidents and sets out incident escalation procedures to the full Board of Directors.

ITEM 2.    PROPERTIES

Our real estate investments consist primarily of current apartment operating communities ("Current Communities"), consolidated and unconsolidated communities in various stages of development ("Development" communities and "Unconsolidated Development" communities) and Development Rights (as defined below). Our Current Communities are further classified as Same Store communities, Other Stabilized communities, Redevelopment communities and Unconsolidated communities. While we generally establish the classification of communities on an annual basis, we update the classification of communities during the calendar year to the extent that our plans with regard to the disposition or redevelopment of a community change, or if something occurs that materially impacts the operations of a community such as a casualty loss. The following is a description of each category:

Current Communities are categorized as Same Store, Other Stabilized, Redevelopment or Unconsolidated according to the following attributes:

•Same Store is composed of consolidated communities where a comparison of operating results from the prior year to the current year is meaningful as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year. For the year ended December 31, 2025, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2024, are not conducting or expected to conduct substantial redevelopment activities and are not held for sale as of December 31, 2025. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one year anniversary of completion of development or redevelopment.

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

As of December 31, 2025, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Same Store:
New England	38	9,535
Metro NY/NJ	39	12,236
Mid-Atlantic	38	13,714
Southeast Florida	8	2,837
Denver, CO	6	1,539
Pacific Northwest	17	4,943
Northern California	38	11,807
Southern California	58	17,798
Other Expansion Regions	9	2,512
Total Same Store	251	76,921

Other Stabilized:
New England	1	162
Metro NY/NJ	3	966
Mid-Atlantic	1	234
Southeast Florida	2	524
Denver, CO	2	653
Pacific Northwest	4	1,049
Northern California	2	742
Southern California	1	100
Other Expansion Regions	13	3,756
Total Other Stabilized	29	8,186

Redevelopment	—	—

Unconsolidated	8	2,394

Total Current	288	87,501

Development	32	11,193

Unconsolidated Development	—	—

Total Communities	320	98,694

Development Rights	32	9,032

Our holdings under each of the above categories are discussed on the following pages.

We generally establish the composition of our Same Store communities portfolio annually. Changes in the Same Store communities portfolios for the years ended December 31, 2025, 2024 and 2023 were as follows:

Number of communities
Same Store communities as of December 31, 2022	235
Communities added	21
Communities removed (1)
Redevelopment communities	—
Disposed communities	(4)
Same Store communities as of December 31, 2023	252
Communities added	10
Communities removed (1)
Redevelopment communities	—
Disposed communities	(9)
Same Store communities as of December 31, 2024	253
Communities added	9
Communities removed (1)
Redevelopment communities	—
Disposed communities	(11)
Same Store communities as of December 31, 2025	251
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

Current Communities

Our Current Communities include garden-style apartment communities consisting of multi-story buildings of stacked flats and/or townhome apartments in landscaped settings, as well as mid and high rise apartment communities consisting of larger elevator-served buildings of four or more stories, frequently with structured parking. As of January 31, 2026, our Current Communities consisted of the following:

	Number of communities	Number of apartment homes
Garden-style	145	45,436
Mid-rise	123	36,263
High-rise	24	7,069
Total Current Communities	292	88,768

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

Our Current Communities are located in the following geographic markets:

	Number of communities at		Number of apartment homes at		Percentage of total apartment homes at
	1/31/2025	1/31/2026	1/31/2025	1/31/2026	1/31/2025	1/31/2026
New England	39	39	9,697	9,697	11.3%	10.9%

Metro NY/NJ	50	49	15,089	15,052	17.5%	16.9%
New York City, NY	14	13	5,089	4,909	5.9%	5.5%
New York Suburban	14	14	4,216	4,216	4.9%	4.7%
New Jersey	22	22	5,784	5,927	6.7%	6.7%

Mid-Atlantic	44	40	15,501	14,253	18.0%	16.0%
Washington Metro	35	31	12,347	11,099	14.3%	12.4%
Baltimore, MD	9	9	3,154	3,154	3.7%	3.6%

Southeast Florida	9	10	3,091	3,361	3.6%	3.8%

Denver, Colorado	8	10	2,192	2,808	2.5%	3.2%

Pacific Northwest	21	21	6,118	5,992	7.1%	6.8%

Northern California	41	40	12,857	12,627	14.9%	14.2%
San Jose, CA	12	12	4,727	4,729	5.5%	5.3%
Oakland-East Bay, CA	15	15	4,743	4,753	5.5%	5.4%
San Francisco, CA	14	13	3,387	3,145	3.9%	3.5%

Southern California	60	60	18,366	18,374	21.4%	20.7%
Los Angeles, CA	39	39	12,475	12,481	14.5%	14.1%
Orange County, CA	13	13	4,024	4,024	4.7%	4.5%
San Diego, CA	8	8	1,867	1,869	2.2%	2.1%

Other Expansion Regions	12	23	3,200	6,604	3.7%	7.5%
North Carolina	6	9	1,225	1,928	1.4%	2.2%
Texas	6	14	1,975	4,676	2.3%	5.3%
	284	292	86,111	88,768	100.0%	100.0%

We manage and operate substantially all of our Current Communities. During the year ended December 31, 2025, we completed construction of four communities containing 1,320 apartment homes, acquired 12 wholly-owned communities containing 3,378 apartment homes and sold nine operating communities containing 2,102 apartment homes. In addition, during the year ended December 31, 2025, we acquired our joint venture partner's 50% interest in Avalon Alderwood Place, a 328 apartment home community in Lynnwood, WA. With the buyout of the joint venture partner's interest, Avalon Alderwood Place is now a wholly owned apartment community and consolidated for financial reporting purposes.

Of the Current Communities, as of January 31, 2026, we owned (directly or through wholly-owned subsidiaries):

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

•Eight operating communities held by unconsolidated entities in which we hold an ownership interest, including a membership interest in four unconsolidated limited liability companies. One of the ventures, NYTA MF Investors LLC, through subsidiaries owns a fee simple interest in three operating communities and a leasehold interest in two additional operating communities. The other three ventures each hold a fee simple interest in an operating community.

•A general partnership interest in one partnership structured as a “DownREIT,” which is consolidated and owns nine communities. In this partnership, one of our wholly-owned subsidiaries is the general partner. The units representing limited partner interests in the DownREIT (“DownREIT Units”) are entitled to receive distributions at the same rate as dividends on a share of the Company’s common stock. Beginning on April 30, 2026, holders of DownREIT Units may present some or all of their units for redemption, being entitled to receive a cash amount per unit that is related to the then fair market value of the Company’s common stock, except that in lieu of such cash redemption the Company may elect to redeem units in exchange for an equal number of shares of the Company’s common stock. At January 31, 2026, there were 1,059,995 DownREIT Units outstanding.

Development Communities

As of December 31, 2025, we owned or held a direct interest in 24 Development Communities under construction. We hold, directly or through wholly-owned subsidiaries, a full fee simple ownership interest in all of our wholly-owned Development Communities, with the exception of one Development Community in which we own a leasehold interest. We expect these Development Communities, when completed, to add a total of 8,572 apartment homes and 69,000 square feet of commercial space to our portfolio for an estimated total capitalized cost, including land acquisition costs, of approximately $3,307,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate. You should carefully review Item 1A. "Risk Factors" for a discussion of the risks associated with development activity and our discussion under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" (including the factors identified under "Forward-Looking Statements") for further discussion of development activity.

The following table presents a summary of the Development Communities under construction.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy	Estimated completion	Estimated stabilized operations (2)
1.	Avalon West Windsor (3) West Windsor, NJ	535	$210	Q2 2022	Q3 2025	Q4 2026	Q2 2027
2.	Avalon Lake Norman (4) Mooresville, NC	345	102	Q1 2023	Q2 2025	Q1 2026	Q4 2026
3.	Avalon Wayne Wayne, NJ	473	171	Q4 2023	Q2 2025	Q3 2026	Q1 2027
4.	Avalon Parsippany Parsippany, NJ	410	147	Q4 2023	Q3 2025	Q2 2026	Q1 2027
5.	Avalon Pleasanton (5) Pleasanton, CA	362	218	Q2 2024	Q3 2025	Q3 2027	Q1 2028
6.	Avalon at Becker Farm Roseland, NJ	533	192	Q2 2024	Q4 2025	Q4 2026	Q2 2027
7.	Avalon Quincy Adams Quincy, MA	288	122	Q2 2024	Q1 2026	Q3 2026	Q2 2027
8.	Avalon Tech Ridge I (6) Austin, TX	544	153	Q3 2024	Q1 2026	Q2 2027	Q4 2027
9.	Avalon Carmel (4) Charlotte, NC	360	123	Q3 2024	Q2 2026	Q4 2026	Q3 2027
10.	Avalon Plano (4) Plano, TX	155	58	Q3 2024	Q3 2026	Q2 2027	Q4 2027
11.	Avalon Oakridge I Durham, NC	459	149	Q3 2024	Q1 2027	Q1 2028	Q3 2028
12.	AVA Brewer's Hill Baltimore, MD	418	134	Q4 2024	Q4 2026	Q4 2027	Q1 2028
13.	Kanso Hillcrest San Diego, CA	182	85	Q4 2024	Q1 2027	Q2 2027	Q4 2027
14.	Avalon Parker Parker, CO	312	122	Q1 2025	Q3 2026	Q2 2027	Q1 2028
15.	Avalon North Palm Beach (3) Lake Park, FL	279	118	Q1 2025	Q1 2027	Q3 2027	Q1 2028
16.	Avalon Brier Creek Durham, NC	400	127	Q2 2025	Q3 2026	Q3 2027	Q1 2028
17.	Avalon Kendall (4) Kendall, FL	224	83	Q2 2025	Q4 2026	Q1 2027	Q4 2027
18.	Avalon Mission Valley (3) San Diego, CA	621	302	Q3 2025	Q1 2028	Q1 2029	Q3 2029
19.	Avalon Southpoint (4) Durham, NC	394	132	Q3 2025	Q4 2026	Q2 2028	Q3 2028
20.	Avalon Northwest Hills Austin, TX	252	87	Q4 2025	Q3 2027	Q1 2028	Q3 2028
21.	Kanso Parsippany Parsippany, NJ	280	104	Q4 2025	Q2 2027	Q4 2027	Q3 2028
22.	Avalon Billerica Billerica, MA	200	73	Q4 2025	Q2 2027	Q4 2027	Q3 2028
23.	Avalon Townhome Collection Arundel Mills (4) Hanover, MD	90	45	Q4 2025	Q4 2026	Q4 2026	Q4 2027
24.	Avalon San Ramon San Ramon, CA	456	250	Q4 2025	Q3 2027	Q3 2028	Q1 2029
	Total	8,572	$3,307
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
(3)Development communities containing at least 10,000 square feet of commercial space include Avalon West Windsor (19,000 sf), Avalon North Palm Beach (10,000 sf), and Avalon Mission Valley (31,000 sf).

(4)Communities being developed through our Developer Funding Program ("DFP"). The DFP utilizes third-party multifamily developers to source and construct communities which we own and operate.
(5)During the year ended December 31, 2025, the Company expanded the Avalon Pleasanton development in Pleasanton, CA, adding an additional 280 apartment homes, and increasing the total estimated capitalized costs by $160,000,000.
(6)During the year ended December 31, 2025, the Company expanded the Avalon Tech Ridge I development in Austin, TX, adding an additional 100 rental townhomes, and increasing the total estimated capitalized costs by $33,000,000.

During the year ended December 31, 2025, we completed the development of the following wholly-owned communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.	Quarter of completion
1.	Avalon Princeton on Harrison Princeton, NJ	200	$79	190,000	$416	Q2 2025
2.	Avalon Annapolis Annapolis, MD	508	195	437,000	$446	Q3 2025
3.	Avalon Hunt Valley West Hunt Valley, MD	322	102	309,000	$330	Q4 2025
4.	Avalon South Miami (2) South Miami, FL	290	185	295,000	$627	Q4 2025
	Total	1,320	$561
____________________________________
(1)Total capitalized cost is as of December 31, 2025. We generally anticipate incurring additional costs associated with these communities which are customary for new developments.
(2)Avalon South Miami includes 32,000 square feet of commercial space.

Unconsolidated Operating Communities

As of December 31, 2025, we had investments in the following unconsolidated real estate entities accounted for under the equity method of accounting. See Note 5, "Investments," of the Consolidated Financial Statements included elsewhere in this report. For joint ventures holding operating apartment communities as of December 31, 2025, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

				Debt (1)
Unconsolidated Real Estate Investments	Company Ownership Percentage	# of Apartment Homes	Total Capitalized Cost	Principal Amount	Type	Interest Rate	Maturity Date
NYTA MF Investors LLC
1. Avalon Bowery Place I—New York, NY		206	$218,563	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II—New York, NY		90	91,788	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside—New York, NY (2)		295	217,301	111,295	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea—New York, NY (3)		305	130,721	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line—New York, NY (3)		405	123,313	84,000	Fixed	4.01%	Jan 2029
Total NYTA MF Investors LLC	20.0%	1,301	781,686	394,734		3.88%

Other Operating Joint Ventures (7)
1. MVP I, LLC - Avalon at Mission Bay II - San Francisco, CA (4)	25.0%	313	130,719	—	—	—	—
2. Brandywine Apartments of Maryland, LLC - Brandywine - Washington, D.C.	28.6%	305	20,093	17,651	Fixed	3.40%	Jun 2028
3. Arts District Joint Venture - AVA Arts District - Los Angeles, CA (5)	25.0%	475	288,475	162,104	Variable	6.57%	Jul 2028
Total Other Joint Ventures		1,093	439,287	179,755		6.26%

Total Unconsolidated Real Estate Investments (6)		2,394	$1,220,973	$574,489		4.62%

_________________________________
(1)We have not guaranteed the debt of these unconsolidated investees and bear no responsibility for the repayment other than for the Arts District joint venture as discussed below in footnote 5.
(2)Borrowing on this community is comprised of two mortgage loans. The interest rate is the weighted average interest rate as of December 31, 2025.
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
(6)In addition to leasehold assets, there were net other assets of $38,961 as of December 31, 2025 associated with our unconsolidated real estate investments which are primarily cash and cash equivalents.
(7)During the year ended December 31, 2025, the Company acquired its joint venture partner's 50% interest in Avalon Alderwood Place which is now a wholly owned apartment community and consolidated for financial reporting purposes.

Development Rights

At December 31, 2025, we had $123,751,000 in acquisition and related capitalized costs for direct interests in seven land parcels we own and intend to develop. In addition, we had $73,237,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to pursuits probable of future development including (i) 20 Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land, as well as (ii) costs incurred for five Development Rights that we expect to construct as additional phases of our existing stabilized operating communities on land we own. Collectively, the land held for development and associated costs for deferred Development Rights relate to 32 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,032 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. During 2025, we incurred a charge of $10,846,000 for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed. The amount for 2025 includes a write-off of $3,668,000 related to one development opportunity that we determined is no longer probable.

You should carefully review Item 1A. "Risk Factors," for a discussion of the risks associated with Development Rights.

Land Acquisitions

We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2025, we acquired the following land parcels for an aggregate investment of $161,959,000.

		Estimated number of apartment homes	Projected total capitalized cost (1) ($ millions)	Date acquired
1.	Avalon Kendall (2) (3) Kendall, FL	224	$83	March 2025
2.	Avalon Northwest Hills (2) Austin, TX	252	87	June 2025
3.	Avalon Southpoint (2) (3) Durham, NC	394	132	June 2025
4.	Avalon Cary Cary, NC	281	98	August 2025
5.	Avalon Billerica (2) Billerica, MA	200	73	August 2025
6.	Avalon Townhomes at Arundel Mills (2) (3) Hanover, MD	90	45	September 2025
7.	Kanso Parsippany (2) Parsippany, NJ	280	104	October 2025
8.	Avalon Dulles Innovation Herndon, VA	355	120	December 2025
9.	Avalon San Ramon (2) San Ramon, CA	456	250	December 2025
10.	Kanso Coral Way Miami, FL	165	81	December 2025
11.	Avalon Somerville Station II Somerville, NJ	171	65	December 2025
	Total	2,868	$1,138
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

Acquisition & Disposition Activity

We buy and sell assets based on our long-term investment criteria and target portfolio allocation. We also dispose of assets when capital and real estate markets allow us to realize a portion of the value created over our ownership periods, and we generally redeploy the proceeds from those sales to develop, redevelop and acquire communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our Credit Facility or Commercial Paper Program, repay other indebtedness, or retain the cash proceeds on our balance sheet until they are redeployed into acquisition, development or redevelopment activity. At times, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a tax-deferred, like-kind exchange transaction. From January 1, 2025 to January 31, 2026, (i) we acquired 12 wholly-owned communities containing 3,378 apartment homes for an aggregate purchase price of $826,029,000, (ii) we acquired our joint venture partner's 50% interest in Avalon Alderwood Place, a 328 apartment home community in Lynnwood, WA for a purchase price of $71,250,000 and (iii) we sold our interest in ten wholly-owned communities, containing 2,345 apartment homes, with an aggregate gross sales price of $916,680,000.

Insurance and Risk of Uninsured Losses

We maintain commercial general liability insurance and property insurance with respect to all of our communities, with insurance policies issued by a combination of third-party insurers as well as a wholly-owned captive insurance company. These policies, along with other insurance policies we maintain, have policy specifications, insured and self-insured limits, exclusions and deductibles that we consider commercially reasonable. We utilize a wholly-owned captive insurance company to insure certain types and amounts of risks, which include property damage and resulting business interruption losses, general liability insurance and other construction related liability risks. The captive is utilized to insure other limited levels of risk, which may be in part reinsured by third-party insurance. There are, however, certain types of losses (including, but not limited to, losses arising from nuclear liability, pandemic or acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical. You should carefully review the discussion under Part I, Item 1A. "Risk Factors" of this Form 10-K for a discussion of risks associated with an uninsured property or casualty loss.

Our communities are insured for certain property damage and business interruption losses through a combination of community specific insurance policies and/or a master property insurance program which covers the majority of our communities. This master property program provides a $400,000,000 limit for any single occurrence, subject to certain aggregate sub-limits, per occurrence sub-limits, and exclusions. Under the master property program, we are subject to various deductibles per occurrence, as well as additional self-insured retentions. In addition to our potential liability for the various policy self-insured retentions and deductibles, our captive insurance company is directly responsible for 100% of the first $25,000,000 of losses (per occurrence) excess of deductibles and an additional $5,000,000 of losses (per occurrence) incurred by the master property insurance policy excess of $25,000,000. Our master property insurance program includes coverage for losses resulting from customary perils, including but not limited to wildfires and windstorms. Limits, deductibles, self-insured retentions and coverages may increase or decrease annually during the insurance renewal process, which occurs on different dates throughout the calendar year.

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

Just as with office buildings, transportation systems and government buildings, apartment communities could become targets of terrorism. Our communities are insured for terrorism related losses through the Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA") program. This coverage extends to most of our casualty exposures (subject to deductibles and insured limits). We have also purchased private-market insurance for property damage due to terrorism with limits of $600,000,000 per occurrence and in the annual aggregate that includes certain coverages (not covered under TRIPRA) such as domestic-based terrorism. This insurance, often referred to as "non-certified" terrorism insurance, is subject to deductibles, limits and exclusions.

An additional consideration for insurance coverage and potential uninsured losses is mold growth or other environmental contamination. Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities. For further discussion of the risks and our related prevention and remediation activities, please refer to the discussion under Part I, Item 1A. "Risk Factors - We may incur costs due to environmental contamination or non-compliance" elsewhere in this report. We cannot provide assurance that we will have coverage under our existing policies for property damage or liability to third parties arising from exposure to mold or a claim of exposure to mold at one of our communities.

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

ITEM 3.    LEGAL PROCEEDINGS

As disclosed in Note 7, "Commitments and Contingencies" of the Consolidated Financial Statements in Item 8 of this report, we are engaged in certain legal proceedings, and the disclosure set forth in Note 7, "Commitments and Contingencies" relating to legal and other contingencies is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol AVB. On January 30, 2026, there were 637 holders of record of an aggregate of 140,083,473 shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

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

In February 2026, we announced that our Board of Directors declared a dividend on our common stock for the first quarter of 2026 of $1.78 per share, a 1.7% increase over the Company's prior quarterly dividend of $1.75 per share. The dividend will be payable on April 15, 2026 to all common stockholders of record as of March 31, 2026.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2) (3)
October 1 - October 31, 2025	408	$190.92	—	$500,000
November 1 - November 30, 2025	1,379,896	$176.93	1,379,789	$255,879
December 1 - December 31, 2025	512,483	$179.85	512,133	$163,769
Total	1,892,787	$177.72	1,891,922
_________________________________
(1)Consists of (i) shares surrendered to the Company in connection with exercise of stock options as payment of the exercise price, as well as for taxes associated with the vesting of restricted share grants and the conversion of performance awards to shares of common stock and (ii) shares repurchased under the 2025 Stock Repurchase Program, if any, as indicated under "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs."
(2)On October 28, 2025, the Company terminated its then-existing stock repurchase program (the “2020 Stock Repurchase Program”), approved in July 2020, under which the Company had remaining authority at such time to acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000, and adopted a new stock repurchase program (the “2025 Stock Repurchase Program”), under which the Company was authorized to acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000. The 2025 Stock Repurchase Program did not have an expiration date. All share purchases made as part of publicly announced plans or programs in the fourth quarter of 2025 were made pursuant to the 2025 Stock Repurchase Program.
(3)Represents remaining repurchase authority as of the indicated month end under the 2025 Stock Repurchase Program. From January 1, 2026 through February 26, 2026, the Company repurchased 637,958 shares of common stock at an average price of $176.85 per share, including fees, for a total of $112,824,000 of the $163,769,000 of capacity remaining under the 2025 Stock Repurchase Program as of January 1, 2026. On February 26, 2026, the Company terminated the 2025 Stock Repurchase Program and adopted a new stock repurchase program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $1,000,000,000 (the "2026 Stock Repurchase Program"). Purchases of common stock under the 2026 Stock Repurchase Program may occur from time to time at the Company’s discretion. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2026 Stock Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice.

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

Executive Overview

2025 Financial Highlights

Net income attributable to common stockholders for the year ended December 31, 2025 was $1,051,301,000, a decrease of $30,693,000, or 2.8%, from the prior year. The decrease was primarily attributable to an increase in depreciation expense from newly acquired or developed communities, a decrease in gains from real estate sales and increased interest expense, net over the prior year due to decreased interest income resulting from lower cash amounts invested at lower rates, increased commercial paper outstanding and increased effective interest expense for our unsecured indebtedness. These decreases were partially offset by increases in NOI from communities over the prior year.

Same Store NOI attributable to our apartment rental operations, including parking and other ancillary residential ("Residential") revenue, for the year ended December 31, 2025 was $1,860,407,000, an increase of $34,598,000, or 1.9%, over the prior year. The increase was due to an increase in Residential revenue of $66,107,000, or 2.5%, partially offset by an increase in Residential property operating expenses of $31,509,000, or 3.8%, over 2024.

During 2025, excluding the equity capital raised through forward sales of our common shares not yet settled, we raised approximately $2,253,402,000 of gross capital through the sale of wholly-owned real estate, the issuance of unsecured notes, the settlement of outstanding equity forward contracts entered into in 2024 and borrowings under a variable rate term loan (the "Term Loan"). We believe that our current capital structure will continue to provide financial flexibility to access capital on attractive terms.

We believe our portfolio management activity through dispositions, development and acquisitions will continue to create long-term value. During 2025, we:

•sold nine wholly-owned communities containing an aggregate of 2,102 apartment homes and 38,000 square feet of commercial space for $811,680,000;

•completed the construction of four wholly-owned communities containing an aggregate of 1,320 apartment homes and 32,000 square feet of commercial space for an aggregate total capitalized cost of $561,000,000;

•started the construction of eleven wholly-owned communities and expanded the development of two existing communities. These communities, including the expansions, are expected to contain an aggregate of 3,888 apartment homes when completed for an estimated total capitalized cost of $1,636,000,000;

•acquired 12 wholly-owned communities containing an aggregate of 3,378 apartment homes for an aggregate purchase price of $826,029,000; and

•acquired our joint venture partner's 50% interest in Avalon Alderwood Place, a 328 apartment home community in Lynnwood, WA, for a purchase price of $71,250,000. With the buyout of the joint venture partner's interest, Avalon Alderwood Place is now a wholly owned apartment community and consolidated for financial reporting purposes.

During 2025, we i) issued $800,000,000 principal amount of fixed rate unsecured notes, ii) repaid $825,000,000 principal amount of fixed rate unsecured notes, iii) entered into a $550,000,000 variable rate Term Loan, and iv) increased the borrowing capacity under our Credit Facility and Commercial Paper Program to $2,500,000,000 and $1,000,000,000, respectively.

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

Communities Overview

As of December 31, 2025, we owned or held a direct or indirect ownership interest in 320 communities containing 98,694 apartment homes in 11 states and the District of Columbia, of which 24 communities were under construction. We had an indirect interest in eight of the 320 communities which were owned by entities that were not consolidated for financial reporting purposes. In addition, we held a direct or indirect ownership interest in Development Rights for an additional 32 apartment communities that, if developed as expected, will contain an estimated 9,032 apartment homes.

Our real estate investments consist primarily of Current Communities, Development communities, Unconsolidated Development communities and Development Rights. Our Current Communities are further classified as Same Store communities, Other Stabilized communities, Redevelopment communities and Unconsolidated communities.

Same Store communities are consolidated communities that were owned and had stabilized occupancy as of the beginning of the prior year, allowing for a meaningful comparison of operating results between years. Other Stabilized communities are generally all other completed consolidated communities that have stabilized occupancy at the beginning of the current year or were acquired during the current or prior year. Redevelopment communities are consolidated communities where substantial redevelopment is in progress or is probable to begin during the current year. Unconsolidated communities are communities in which we have an indirect ownership interest in an unconsolidated joint venture. A more detailed description of our reportable segments and other related operating information can be found in Note 8, "Segment Reporting," of our Consolidated Financial Statements.

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

Results of Operations

Our results of operations are driven by our operating platform and are also affected by national and local market conditions and are reflected in changes in Same Store NOI; NOI derived from acquisitions, development completions and development under construction and in lease-up; loss of NOI related to disposed communities; and capital market and financing activity. See also Part I, Item 1A, "Risk Factors." Discussion of our operating results for 2024 and comparison to 2023 can be found in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K filed with the SEC on February 27, 2025. A comparison of our operating results for 2025 and 2024 follows (dollars in thousands).

	For the year ended December 31,
	2025	2024
Revenue:
Rental and other income	$3,033,683	$2,906,676
Management, development and other fees	7,042	7,081
Total revenue	3,040,725	2,913,757

Expenses:
Direct property operating expenses, excluding property taxes	(623,580)	(576,115)
Property taxes	(342,743)	(327,611)
Total community operating expenses	(966,323)	(903,726)

Property management and other indirect operating expenses	(154,591)	(169,731)
Expensed transaction, development and other pursuit costs, net of recoveries	(10,846)	(18,341)
Interest expense, net	(259,181)	(226,589)
Depreciation expense	(913,376)	(846,853)
General and administrative expense	(86,679)	(77,697)
Casualty and impairment loss	(1,276)	(2,935)
Income from unconsolidated investments	39,691	32,231
Structured Investment Program interest income	27,476	18,451
Gain on sale of communities, net	335,713	363,300
Other real estate activity	4,131	753
Income before income taxes	1,055,464	1,082,620
Income tax benefit (expense)	$1,135	(445)
Net income	1,056,599	1,082,175

Net income attributable to noncontrolling interests	(5,298)	(181)

Net income attributable to common stockholders	$1,051,301	$1,081,994

Net income attributable to common stockholders decreased $30,693,000, or 2.8%, to $1,051,301,000 in 2025 from 2024, primarily due to (i) an increase in depreciation expense from newly acquired or developed communities, (ii) a decrease in gains from real estate sales and (iii) increased interest expense, net over the prior year due to decreased interest income resulting from lower cash amounts invested at lower rates, increased commercial paper outstanding and increased effective interest expense for our unsecured indebtedness.

NOI. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding:
•corporate-level income (such as management, development and other fees);
•property management and other indirect operating expenses, net of corporate income;
•expensed transaction, development and other pursuit costs, net of recoveries;
•interest expense, net;
•loss on extinguishment of debt, net;
•general and administrative expense;
•income from unconsolidated investments;
•SIP interest income;
•depreciation expense;
•income tax expense (benefit);
•casualty and impairment loss;
•gain on sale of communities, net;
•other real estate activity; and
•net operating income from real estate assets sold or held for sale.

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

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Residential NOI represents results attributable to our apartment rental operations, including parking and other ancillary residential revenue. Reconciliations of NOI and Residential NOI for the years ended December 31, 2025 and 2024 to net income for each year are as follows (dollars in thousands):

	For the year ended December 31,
	2025	2024
Net income	$1,056,599	$1,082,175
Property management and other indirect operating expenses, net of corporate income	147,548	162,594
Expensed transaction, development and other pursuit costs, net of recoveries	10,846	18,341
Interest expense, net	259,181	226,589
General and administrative expense	86,679	77,697
Income from unconsolidated investments	(39,691)	(32,231)
Structured Investment Program interest income	(27,476)	(18,451)
Depreciation expense	913,376	846,853
Income tax (benefit) expense	(1,135)	445
Casualty and impairment loss	1,276	2,935
Gain on sale of communities, net	(335,713)	(363,300)
Other real estate activity	(4,131)	(753)
Net operating income from real estate assets sold or held for sale	(46,410)	(92,814)
NOI	2,020,949	1,910,080

Commercial NOI (1)	(31,903)	(32,167)
Residential NOI	$1,989,046	$1,877,913
_________________________
(1)Represents results attributable to the retail and other non-residential operations at our communities ("Commercial").
The Residential NOI changes for 2025 as compared to 2024 consist of changes in the following categories (dollars in thousands):

For the year ended
December 31, 2025
Same Store	$34,598
Other Stabilized (1)	56,860
Development / Redevelopment	19,675
Total	$111,133
_________________________
(1)Other Stabilized is generally composed of two types of consolidated communities: (i) completed development communities that had stabilized occupancy as of January 1, 2025, and (ii) operating communities which were acquired during the years ended December 31, 2025 or 2024. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one year anniversary of completion of development or redevelopment.

The 1.9% increase in our Same Store Residential NOI in 2025 is due to an increase in Residential revenue of $66,107,000, or 2.5%, partially offset by an increase in Residential property operating expenses of $31,509,000, or 3.8%, over 2024.

Inflation can adversely impact our current and expected operating results by increasing (i) our corporate and community level operating costs, (ii) our cost of capital for new or variable rate borrowing activity as well as (iii) the costs for construction, development and other capitalized projects. This risk may be partially or fully mitigated by increases in rents for residential leases, which are generally for a term of one year or less.

Rental and other income increased $127,007,000, or 4.4%, in 2025 compared to the prior year primarily due to an increase in rental revenue from our stabilized operating communities, discussed below.

Consolidated Communities — The weighted average number of occupied apartment homes for consolidated communities increased to 81,487 apartment homes for 2025, compared to 79,242 apartment homes for 2024. The weighted average monthly residential revenue per occupied apartment home increased to $3,082 in 2025, compared to $3,032 in 2024.

Same Store Communities — The following table presents the change in Same Store Residential revenue, including the attribution of the change between average revenue per occupied home and Economic Occupancy (as defined below) for the year ended December 31, 2025 (dollars in thousands).

	For the year ended December 31,
	Residential revenue				Average monthly revenue per occupied home			Economic Occupancy (1)
	2025	2024	2025 to 2024	2025 to 2024	2025	2024	2025 to 2024	2025	2024	2025 to 2024
			$ Change	% Change			% Change			% Change
New England	$379,392	$371,205	$8,187	2.2%	$3,444	$3,365	2.3%	96.3%	96.4%	(0.1)%
Metro NY/NJ	541,720	527,609	14,111	2.7%	3,842	3,757	2.3%	96.0%	95.6%	0.4%
Mid-Atlantic	405,708	391,965	13,743	3.5%	2,585	2,497	3.5%	95.4%	95.4%	—%
Southeast Florida	95,711	95,809	(98)	(0.1)%	2,899	2,898	—%	97.0%	97.1%	(0.1)%
Denver, CO	40,595	40,691	(96)	(0.2)%	2,326	2,329	(0.1)%	94.5%	94.6%	(0.1)%
Pacific Northwest	164,930	159,918	5,012	3.1%	2,889	2,799	3.2%	96.2%	96.3%	(0.1)%
Northern California	425,970	415,817	10,153	2.4%	3,132	3,065	2.2%	96.0%	95.8%	0.2%
Southern California	603,251	589,204	14,047	2.4%	2,945	2,877	2.4%	95.9%	95.9%	—%
Other Expansion Regions	54,789	53,741	1,048	2.0%	1,908	1,907	0.1%	95.2%	93.3%	1.9%
Total Same Store	$2,712,066	$2,645,959	$66,107	2.5%	$3,062	$2,991	2.4%	95.9%	95.8%	0.1%
_________________________________
(1)Economic Occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at contract rates and vacant homes at market rents. Vacancy loss is determined by valuing vacant units at current market rents. Economic Occupancy considers that apartment homes of different sizes and locations within a community have different economic impacts on a community's gross revenue.

The following table details the increase in Same Store Residential revenue by component for the year ended December 31, 2025, compared to the prior year:

For the year ended
December 31, 2025
Residential revenue
Lease rates	1.9%
Concessions and other discounts	(0.2)%
Economic Occupancy	0.1%
Other rental revenue	0.6%
Uncollectible lease revenue	0.1%
Total Residential revenue	2.5%

We use concessions periodically as a means to increase leasing velocity, providing our new and existing residents an upfront incentive to enter into a new lease, or extend an existing lease. During 2025, concessions granted for our Same Store communities increased over the prior year by $6,976,000 to $24,198,000. We amortize concessions on a straight-line basis over the life of the respective leases (generally one year), reducing the income recognized over the lease term. For the year ended December 31, 2025, amortized concessions increased by $4,246,000, partially offsetting the increase in revenue as compared to the prior year. The remaining net unamortized balance of Same Store residential concessions as of December 31, 2025 and 2024 was $13,025,000 and $9,436,000, respectively.

Direct property operating expenses, excluding property taxes, increased $47,465,000, or 8.2%, in 2025 compared to the prior year, primarily due to the addition of newly developed and acquired apartment communities as well as increased Residential operating expenses at our Same Store communities as discussed below.

Same Store Residential direct property operating expenses, excluding property taxes, increased $28,539,000, or 5.5%, in 2025 compared to the prior year, primarily due to increased (i) repairs and maintenance costs, (ii) utility costs, including from our bulk internet offering, the costs for which are more than offset by the associated bulk internet revenue included as a component of rental and other income and (iii) payroll costs primarily from increased employee benefit costs, growth in average salaries and bonus achievement, partially offset by a reduction in on-site associates.

Property taxes increased $15,132,000, or 4.6%, in 2025 compared to the prior year, primarily due to the addition of newly developed and acquired apartment communities and increases for our Same Store Residential portfolio, partially offset by decreased property taxes from dispositions.

Same Store Residential property taxes increased $2,970,000, or 1.0%, in 2025 compared to the prior year, primarily due to increased assessments across most of the portfolio and the expiration of property tax incentive programs, partially offset by successful tax appeals at certain of our properties in the current year in excess of the prior year.

Property management and other indirect operating expenses, net of corporate income decreased $15,140,000, or 8.9%, in 2025, primarily due to decreased advocacy costs, partially offset by increases in costs related to our shared service center.

Expensed transaction, development and other pursuit costs, net of recoveries includes costs incurred for write downs and abandonment of Development Rights and development pursuits not yet considered probable for development, as well as costs related to abandoned acquisition and disposition pursuits, offset by any recoveries of costs incurred. In periods of increased acquisition and pursuit activity, periods of economic downturn or when there is limited access to capital, these costs may vary significantly from year to year. In addition, the timing for recoveries will not always align with the timing for expensing an abandoned pursuit. Expensed transaction, development and other pursuit costs, net of recoveries, was $10,846,000 and $18,341,000 for the years ended December 31, 2025 and 2024, respectively. The amounts for 2025 and 2024 include a write-off of $3,668,000 and $8,947,000, respectively, for one development opportunity in each year that we determined is no longer probable.

Interest expense, net increased $32,592,000, or 14.4%, in 2025 compared to the prior year. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, interest income and any mark-to-market impact from derivatives not in qualifying hedge relationships. The increase in 2025 is primarily due to decreases in interest income compared to the prior year due to lower cash amounts invested and lower rates, increased commercial paper outstanding and increased effective interest expense for our unsecured indebtedness. The increase in 2025 is partially offset by increased capitalized interest compared to the prior year.

Depreciation expense increased $66,523,000, or 7.9%, in 2025 compared to the prior year, primarily due to the addition of newly developed and acquired apartment communities, partially offset by dispositions.

General and administrative expense increased $8,982,000, or 11.6%, in 2025 as compared to the prior year, primarily due to an increase in legal costs and settlements and higher compensation expense.

Casualty and impairment loss for the year ended December 31, 2025 of $1,276,000 represents property and casualty damage to certain of our communities and was primarily driven by damage from a water pipe break at a community in Massachusetts.

Income from unconsolidated investments increased $7,460,000 in 2025 compared to the prior year, primarily due to an increase in unrealized gains on our property technology and sustainability fund investments.

Structured Investment Program interest income increased $9,025,000 in 2025, compared to the prior year, primarily due to the increased principal amount funded in our SIP investments.

Gain on sale of communities, net decreased $27,587,000 in 2025 compared to the prior year. The amount of gain realized in a particular period depends on many factors, including the number of communities sold, expected operating performance of the communities and the market conditions in the local area. The gains of $335,713,000 and $363,300,000 in 2025 and 2024, respectively, were primarily due to the sale of nine and eight wholly-owned communities in 2025 and 2024, respectively.

Income tax benefit of $1,135,000 for 2025 was primarily due to the sale of solar tax credits.

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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders for the years ended December 31, 2025 and 2024 (dollars in thousands, except per share amounts).

	For the year ended December 31,
	2025	2024
Net income attributable to common stockholders	$1,051,301	$1,081,994
Depreciation - real estate assets, including joint venture adjustments	905,701	843,224
Income attributable to noncontrolling interests	5,298	—
Gain on sale of previously depreciated real estate, net	(335,713)	(363,300)
Casualty loss and impairment on real estate	1,276	2,935
FFO	1,627,863	1,564,853

Adjusting items:
Unconsolidated entity gains, net (1)	(39,227)	(33,137)
Structured Investment Program loan reserve (2)	(304)	(1,057)
Hedge accounting activity	24	61
Advocacy contributions	587	19,156
Executive transition compensation costs	—	304
Severance related costs	1,504	1,787
Expensed transaction, development and other pursuit costs, net of recoveries (3)	6,960	13,649
Other real estate activity (4)	(4,086)	(669)
Legal settlements and costs	13,391	3,002
Income tax (benefit) expense	(1,135)	445
Core FFO	$1,605,577	$1,568,394

Weighted average common shares outstanding - diluted	142,826,382	142,458,604

Earnings per common share - diluted	$7.40	$7.60
FFO per common share - diluted	$11.40	$10.98
Core FFO per common share - diluted	$11.24	$11.01
_________________________________
(1)Amounts consist primarily of net unrealized gains on property technology and sustainability fund investments.
(2)Reflects changes to expected credit losses associated with our lending commitments primarily under the SIP. The timing and amount of actual losses that will be incurred, if any, is to be determined at the maturity of each respective lending agreement.
(3)Amounts for 2025 and 2024 include a write-off of $3,668 and $8,947 for one development opportunity in each year that we determined is no longer probable.
(4)Amount for 2025 consists primarily of the gain on sale of a development right and gains on sale of other non-operating real estate. Amount for 2024 consists primarily of gains on sale of other non-operating real estate, as well as the imputed carry cost of for-sale residential condominiums at The Park Loggia. We compute this adjustment by multiplying the total capitalized cost of completed and unsold for-sale residential condominiums by the weighted average effective interest rate on our unsecured debt.

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

Factors affecting our liquidity and capital resources include our cash flows from operations, financing activities and investing activities (including dispositions) as well as general economic and market conditions. Cash flows from operations are determined by operating activities and factors including but not limited to (i) the number of apartment homes owned, (ii) rental rates, (iii) occupancy levels, (iv) uncollectible lease revenue levels or interruptions in collections caused by market conditions, (v) operating expenses and (vi) capital expenditures with respect to our communities. The timing and type of capital markets activity in which we engage is affected by changes in the capital markets environment, such as changes in interest rates or the availability of cost-effective capital. Our plans for development, redevelopment, non-routine capital expenditure, acquisition and disposition activity are affected by market conditions and capital availability. We frequently review our liquidity needs, especially in periods with volatile market conditions, as well as the adequacy of cash flows from operations and other expected liquidity sources to meet these needs.

We had cash, cash equivalents and restricted cash of $353,083,000 at December 31, 2025, an increase of $86,007,000 from $267,076,000 at December 31, 2024. The following discussion relates to changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities.

A presentation of GAAP based cash flow metrics is as follows (dollars in thousands):

	For the year ended December 31,
	2025	2024
Net cash provided by operating activities	$1,671,105	$1,607,878
Net cash used in investing activities	$(1,392,367)	$(996,864)
Net cash used in financing activities	$(192,731)	$(874,898)

•Net cash provided by operating activities increased primarily due to an increase in NOI from our stabilized operating communities as well as from our Development Communities.

•Net cash used in investing activities was primarily due to (i) the investment of $1,209,454,000 in the development and redevelopment of apartment communities, (ii) acquisition of 12 wholly-owned communities and our joint venture partner's 50% interest in Avalon Alderwood Place for a total of $682,163,000 and (iii) capital expenditures of $264,942,000 for our wholly-owned communities and non-real estate assets. These amounts were partially offset by net proceeds from the disposition of real estate assets of $799,419,000.

•Net cash used in financing activities was primarily due to (i) the payment of cash dividends in the amount of $992,333,000, (ii) repayment of $825,000,000 of our unsecured notes at par upon maturity and (iii) the repurchase of 2,678,719 shares of common stock at an average price of $182.20 per share for a total purchase price including fees of $488,115,000. These amounts were partially offset by proceeds from the issuance of unsecured notes, including amounts borrowed under the Term Loan, in the amount of $1,347,312,000 and proceeds from the issuance of commercial paper in the amount of $739,608,000.

Variable Rate Unsecured Credit Facility

In April 2025, we entered into an amended and restated Credit Facility with a syndicate of banks, which replaced our prior credit facility, dated September 27, 2022. The amended and restated Credit Facility (i) increased the borrowing capacity under the Credit Facility from $2,250,000,000 to $2,500,000,000, and (ii) extended the term of the Credit Facility from September 2026 to April 2030. The interest rate that would be applicable to borrowings under the Credit Facility was 4.39% at January 31, 2026 and is composed of (i) the Secured Overnight Financing Rate ("SOFR"), applicable to the period of borrowing for a particular draw of funds from the Credit Facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.705% per annum, assuming a daily SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.65% to SOFR plus 1.40% based upon the rating of our unsecured senior notes. There is also an annual facility commitment fee of 0.12% of the borrowing capacity under the Credit Facility, which can vary from 0.10% to 0.30% based upon the rating of our unsecured senior notes. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases related to certain environmental sustainability targets, specifically greenhouse gas emission reductions, with the adjustment determined annually. The most recent annual determination under the sustainability-linked pricing component occurred in July 2025, maintaining reductions of approximately 0.02% to the interest rate margin and 0.005% to the commitment fee due to our achievement of sustainability targets. On August 1, 2025, the Company amended the Credit Facility to extend the applicability of its sustainability-linked pricing component. All other terms of the Credit Facility, including its maturity date of April 2030, remain unchanged.

The availability on the Credit Facility as of January 31, 2026 is as follows (dollars in thousands):

January 31, 2026
Credit Facility commitment	$2,500,000
Credit Facility outstanding	—
Commercial paper outstanding	(880,000)
Letters of credit outstanding (1)	(864)
Total Credit Facility available	$1,619,136
_____________________________________
(1)In addition, we had $52,284 outstanding in additional letters of credit unrelated to the Credit Facility as of January 31, 2026.

Commercial Paper Program

We have a Commercial Paper Program in which we may issue unsecured commercial paper notes with maturities of less than one year. In April 2025, we increased the maximum amount of commercial paper notes that can be outstanding under the Commercial Paper Program from $500,000,000 to $1,000,000,000. The Commercial Paper Program is backstopped by our commitment to maintain available borrowing capacity under the Credit Facility in an amount equal to actual borrowings under the Commercial Paper Program. As of January 31, 2026, we had $880,000,000 of borrowings outstanding under the Commercial Paper Program.

Secured and Unsecured Borrowings—Financial Covenants and Early Repayment Provisions

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

We were in compliance with these covenants at December 31, 2025.

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

Continuous Equity Offering Program

Under our continuous equity program (the "CEP"), we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and our determinations of the appropriate funding sources. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, and to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During the year ended December 31, 2025, the Company settled the outstanding forward contracts that were entered into under the CEP during the year ended December 31, 2024, selling 367,113 shares of common stock for proceeds, net of fees, of $81,333,000, based on the gross weighted average price per share of $223.27. During the year ended December 31, 2025 and through January 31, 2026, we did not have any new forward sale agreements under the CEP. As of January 31, 2026, we had $623,997,000 remaining authorized for issuance under this program.

Forward Equity Offering

In addition to the CEP, during the year ended December 31, 2024, we completed an underwritten public offering pursuant to which we entered into forward contracts to sell 3,680,000 shares of common stock at a discount to the closing price of $226.52 per share for approximate net proceeds of $808,606,000 based on the initial forward price (the "September 2024 Equity

Offering"). The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for dividends and a daily interest factor. During the year ended December 31, 2025, we amended each of the forward contracts related to the September 2024 Equity Offering to extend the settlement of the forward contracts from a date no later than December 31, 2025 to a date no later than December 31, 2026.

Stock Repurchases

In October 2025, we terminated the 2020 Stock Repurchase Program and adopted a new 2025 Stock Repurchase Program. During the year ended December 31, 2025, we repurchased 2,678,719 shares of common stock at an average price of $182.20 per share, including fees, for a total of $488,115,000 under the 2020 Stock Repurchase Program and the 2025 Stock Repurchase Program. From January 1, 2026 through February 26, 2026, we repurchased 637,958 shares of common stock at an average price of $176.85 per share, including fees, for a total of $112,824,000 of the $163,769,000 of capacity remaining under the 2025 Stock Repurchase Program as of January 1, 2026.

On February 26, 2026, we terminated the 2025 Stock Repurchase Program and adopted the 2026 Stock Repurchase Program. Purchases of common stock under the 2026 Stock Repurchase Program may occur from time to time at our discretion. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2026 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice.

Future Financing and Capital Needs—Debt Maturities and Material Obligations

One of our principal long-term liquidity needs is the repayment of long-term debt at maturity. For both our unsecured and secured debt, a portion of the principal of the debt may be repaid prior to maturity. Early retirement of our unsecured or secured debt could result in gains or losses on extinguishment. We may use capital from a variety of sources to repay debt at maturity, including cash from operations and proceeds received from the dispositions of our operating communities or other direct and indirect investments in real estate. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance or otherwise provide liquidity to satisfy the debt at maturity. This refinancing may be accomplished by uncollateralized private or public debt offerings, equity issuances, including through the settlement of the outstanding equity forwards, additional debt financing that is secured by mortgages on individual communities or groups of communities or borrowings under our Credit Facility, Term Loan or Commercial Paper Program. In addition, to the extent we have amounts outstanding under the Commercial Paper Program, we are obligated to repay the short-term indebtedness at maturity through either current cash on hand or by incurring other indebtedness, including by way of borrowing under our Credit Facility or Term Loan. While we believe we will have the capacity to meet our currently anticipated liquidity needs, we cannot assure you that capital from additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

The following debt and derivative activity occurred during the year ended December 31, 2025:

•As discussed above, in April 2025, we entered into an amended and restated Credit Facility, which replaced our prior credit facility, dated September 27, 2022. The amended and restated Credit Facility (i) increased the borrowing capacity under the Credit Facility from $2,250,000,000 to $2,500,000,000, and (ii) extended the term of the Credit Facility from September 2026 to April 2030.

•In April 2025, we entered into a $450,000,000 Term Loan which matures in April 2029. On August 1, 2025, we amended the Term Loan to (i) exercise our full accordion option to increase the amount of the Term Loan by $100,000,000 to $550,000,000 and (ii) extend the applicability of the sustainability-linked pricing component. During the year ended December 31, 2025, we drew down the full amount of the Term Loan and entered into $550,000,000 notional amount of interest rate swaps to hedge the impact of variability in interest rates on the Term Loan. The swaps are coterminous with the Term Loan, maturing in April 2029. The Term Loan bears interest at varying levels based on (i) the SOFR applicable to the period of borrowing for a particular draw of funds from the facility, which rate is recalculated at the end of each such period if the Term Loan remains outstanding, (ii) a stated spread over SOFR that can vary from SOFR plus 0.70% to SOFR plus 1.60% per annum based upon the rating of our unsecured and unsubordinated long-term indebtedness and (iii) a sustainability spread adjustment that can range from (0.02)% to 0.02%. The current borrowing spread to SOFR under the Term Loan is 0.78% per annum, inclusive of a sustainability spread adjustment of (0.02)%. Including the impact of these swaps and transaction costs, assuming the Term Loan will be fully drawn until maturity and our current borrowing spread to SOFR, the effective interest rate on borrowings under the Term Loan is fixed at 4.44%.

•As discussed above, in April 2025, the Company increased the capacity of the Commercial Paper Program from $500,000,000 to $1,000,000,000.

•In June 2025, we repaid $525,000,000 of our 3.45% coupon unsecured notes at par upon maturity.

•In July 2025, we issued $400,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for proceeds net of underwriting fees and discounts of approximately $394,888,000, before considering the impact of other offering costs. The notes mature in August 2035 and were issued at a 5.00% coupon. The effective interest rate of the notes is 5.05%, considering the net proceeds and including the impact of other offering costs and hedging activity. In connection with the issuance of our $400,000,000 unsecured notes, we terminated $200,000,000 of interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of the unsecured notes, receiving payments of $4,099,000 in July 2025 which will be recognized over the life of the unsecured notes as a reduction in the effective interest rate. Of the $200,000,000 forward interest rate swap agreements terminated, $100,000,000 were entered into during the year ended December 31, 2025.

•In November 2025, we repaid $300,000,000 of our 3.50% coupon unsecured notes at par upon maturity.

•In December 2025, we issued $400,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for proceeds net of underwriting fees and discounts of approximately $397,424,000, before considering the impact of other offering costs. The notes mature in December 2030 and were issued at a 4.35% coupon. The effective interest rate on the notes is 4.52%, considering the net proceeds and including the impact of offering costs and hedging activity. In connection with the issuance of our $400,000,000 unsecured notes, we entered into and terminated $100,000,000 of interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of the unsecured notes, receiving payments of $242,000 in December 2025 which will be recognized over the life of the unsecured notes as a reduction in the effective interest rate.

The following table details our consolidated debt obligations, including the effective interest rate and contractual maturity dates, and principal payments for periodic amortization and maturities for the next five years, excluding our Credit Facility and Commercial Paper Program and amounts outstanding related to communities classified as held for sale, at December 31, 2025 and 2024 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest other than as disclosed related to the AVA Arts District loan (see "Unconsolidated Operating Communities" for further discussion of the AVA Arts District loan).

	Effective interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Debt				12/31/2024	12/31/2025	2026	2027	2028	2029	2030	Thereafter
Tax-exempt bonds
Variable rate
Avalon Acton	3.40%	Jul-2040	(3)	$45,000	$45,000	$—	$—	$—	$—	$—	$45,000
Avalon Clinton North	4.05%	Nov-2038	(3)	126,400	126,400	—	—	—	—	—	126,400
Avalon Clinton South	4.05%	Nov-2038	(3)	104,500	104,500	—	—	—	—	—	104,500
Avalon Midtown West	4.05%	May-2029	(3)	69,800	62,500	8,800	8,900	9,800	35,000	—	—
Avalon San Bruno I	3.94%	Dec-2037	(3)	55,250	52,150	1,900	2,700	2,900	3,100	3,300	38,250
				400,950	390,550	10,700	11,600	12,700	38,100	3,300	314,150
Conventional loans
Fixed rate
$525 Million unsecured notes	3.55%	Jun-2025	(4)	525,000	—	—	—	—	—	—	—
$300 million unsecured notes	3.62%	Nov-2025	(4)	300,000	—	—	—	—	—	—	—
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	475,000	—	—	—	—	—
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	300,000	—	—	—	—	—
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	400,000	—	—	—	—
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	450,000	—	—	—
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	450,000	—	—
$700 million unsecured notes	2.69%	Mar-2030		700,000	700,000	—	—	—	—	700,000	—
$600 million unsecured notes	2.65%	Jan-2031		600,000	600,000	—	—	—	—	—	600,000
$700 million unsecured notes	2.16%	Jan-2032		700,000	700,000	—	—	—	—	—	700,000
$400 million unsecured notes	2.03%	Dec-2028		400,000	400,000	—	—	400,000	—	—	—
$350 million unsecured notes	4.38%	Feb-2033		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	5.19%	Dec-2033		400,000	400,000	—	—	—	—	—	400,000
$400 million unsecured notes	5.05%	Jun-2034		400,000	400,000	—	—	—	—	—	400,000
$400 million unsecured notes	5.05%	Aug-2035		—	400,000	—	—	—	—	—	400,000
$400 Million unsecured notes	4.52%	Dec-2030		—	400,000	—	—	—	—	400,000	—
$550 million Term Loan	4.44%	Apr-2029	(5)	—	550,000	—	—	—	550,000	—	—
Avalon Walnut Creek	4.00%	Jul-2066		4,681	4,868	—	—	—	—	—	4,868
eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	41,400	—	—	—	—
eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	111,500	—	—	—	—
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	32,200	—	—	—	—
Avalon San Bruno III	2.38%	Mar-2027		51,000	51,000	—	51,000	—	—	—	—
Avalon Cerritos	3.34%	Aug-2029		30,250	30,250	—	—	—	30,250	—	—
Avalon West Plano	5.97%	May-2029		62,448	61,384	1,111	1,159	1,202	57,912	—	—
				7,733,479	8,257,602	776,111	637,259	851,202	1,088,162	1,100,000	3,804,868

Total indebtedness - excluding Credit Facility and Commercial Paper				$8,134,429	$8,648,152	$786,811	$648,859	$863,902	$1,126,262	$1,103,300	$4,119,018
_________________________________
(1)Rates are as of December 31, 2025 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark-to-market amortization and other fees.
(2)Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured debt of $45,620 and $41,216 as of December 31, 2025 and 2024, respectively, and deferred financing costs and debt discount for the secured notes of $13,588 and $15,964 as of December 31, 2025 and 2024, respectively, as reflected on our Consolidated Balance Sheets included elsewhere in this report.
(3)Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.
(4)During 2025, we repaid this borrowing at par on its scheduled maturity date.
(5)The variable rate Term Loan has been swapped to an effective fixed rate using interest rate swaps.

In addition to consolidated debt, we have scheduled contractual obligations associated with (i) ground leases for land underlying current operating or development communities and commercial and parking facilities and (ii) office leases for our corporate headquarters and regional offices of $16,744,000 for 2026, $16,827,000 for 2027 and $470,689,000 thereafter.

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

In 2026, we expect to continue to meet our liquidity needs from one or more of a variety of internal and external sources, which may include (i) settlement of our outstanding equity forward contracts, (ii) real estate dispositions, (iii) cash balances on hand as well as cash generated from our operating activities, (iv) borrowing capacity under the Credit Facility, (v) borrowings under the Commercial Paper Program and (vi) secured and unsecured debt financings. Additional sources of liquidity in 2026 may include the issuance of common and preferred equity, including the issuance of additional shares of our common stock under the CEP. Our ability to obtain additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

Before beginning new construction or reconstruction activity, including activity related to communities owned by unconsolidated joint ventures, we plan to source sufficient capital to complete these undertakings, although we cannot assure you that we will be able to obtain such financing on acceptable terms or at all. In the event that financing cannot be obtained, we may abandon Development Rights, write off associated pre-development costs that were capitalized and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such Development Rights or reconstruction activity and significant losses could be incurred.

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

In evaluating our allocation of capital within our markets, we sell assets that do not meet our long-term investment criteria or when capital and real estate markets allow us to realize a portion of the value created over our ownership periods and redeploy the proceeds from those sales to develop, redevelop and acquire communities. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets that we develop, redevelop or acquire, the immediate effect of a sale of a community for a gain is to increase net income, but reduce future total revenues, total expenses and NOI until such time as the proceeds have been redeployed into revenue generating assets. While we believe that the temporary absence of future cash flows from communities sold will not materially impair our liquidity, the timing and success of reinvestment of sale proceeds may vary and is subject to market conditions.

Investments

We invest in consolidated real estate entities, unconsolidated investments in real estate ventures and direct and indirect investments in third-party property technology and sustainability focused companies through investment management funds.

Consolidated Investments

During the year ended December 31, 2025, we acquired the following wholly-owned communities (dollars in thousands). See Note 5, "Investments," of the Consolidated Financial Statements included elsewhere in this report for further discussion.

Community name	Location	Apartment Homes	Purchase price
Avalon Hill Country	Austin, TX	554	$136,000
Avalon Wolf Ranch	Georgetown, TX	303	51,000
eaves Twin Creeks (1)	Allen, TX	216	44,784
Avalon Benbrook (1)	Benbrook, TX	301	60,194
Avalon Castle Hills (1)	Lewisville, TX	276	65,491
Avalon Frisco (1)	Frisco, TX	330	80,419
Avalon Frisco North (1)	Frisco, TX	349	88,606
eaves North Dallas (1)	Dallas, TX	372	76,085
Avalon at Palisades	Charlotte, NC	274	72,300
Avalon Coconut Creek	Coconut Creek, FL	270	99,000
eaves Redmond Campus II	Redmond, WA	40	15,650
Avalon Townhome Collection Brier Creek	Durham, NC	93	36,500
Total acquisitions		3,378	$826,029

(1)    Included in the transaction to acquire six apartment communities in the Dallas-Fort Worth metropolitan area during the year ended December 31, 2025.

During the year ended December 31, 2025, we acquired the six apartment communities in the Dallas-Fort Worth metropolitan area included in the list above, containing 1,844 apartment homes for $415,579,000. The consideration was comprised of a cash payment of $193,000,000 and the issuance of 1,059,995 DownREIT Units.

During the year ended December 31, 2025, we acquired our joint venture partner's 50% interest in Avalon Alderwood Place, a 328 apartment home community in Lynnwood, WA for a purchase price of $71,250,000. With the buyout of the joint venture partner's interest, Avalon Alderwood Place is now a wholly owned apartment community and consolidated for financial reporting purposes.

During the year ended December 31, 2025, we sold the following wholly-owned communities (dollars in thousands). See Note 6, "Real Estate Disposition Activities," of the Consolidated Financial Statements included elsewhere in this report for further discussion.

Community name	Location	Period of sale	Apartment Homes	Gross sales price	Gain (loss) on disposition	Commercial square feet
Avalon Wilton on River Road	Wilton, CT	Q1 2025	102	$65,100	$56,476	—
Avalon Wesmont Station I & II	Wood-Ridge, NJ	Q2 2025	406	161,500	99,636	18,000
Avalon at Gallery Place	Washington D.C.	Q3 2025	203	87,100	63,026	9,000
Avalon First and M	Washington D.C.	Q3 2025	469	181,750	41,499	4,000
AVA NoMa	Washington D.C.	Q3 2025	438	142,480	31,051	7,000
Avalon Brooklyn Bay	Brooklyn, NY	Q3 2025	180	74,500	(1,668)	—
Archstone Redmond Lakeview	Redmond, WA	Q3 2025	166	63,250	34,454	—
AVA H Street	Washington D.C.	Q3 2025	138	36,000	12,175	—
Total asset sales			2,102	$811,680	$336,649	38,000

In January 2026, we sold Avalon Sunset Towers, located in San Francisco, CA, containing 243 apartment homes for $105,000,000.

Unconsolidated Operating Communities

During the year ended December 31, 2025, we had the following investments in and activity for our unconsolidated real estate and third-party property technology and sustainability fund investments. See Note 5, "Investments," of the Consolidated Financial Statements included elsewhere in this report for further discussion.

•Arts District Joint Venture was formed to develop, own, and operate AVA Arts District, an apartment community located in Los Angeles, CA, which completed construction in 2024 and contains 475 apartment homes and 57,000 square feet of commercial space. We have a 25% ownership interest in the venture. As of December 31, 2025, we have an equity investment of $32,224,000 in the venture. In June 2025, the Arts District joint venture secured a variable rate loan of up to $173,000,000. The outstanding borrowing is subject to an interest rate cap, which will limit the interest rate to 8.2%, based on the current borrowing spread. The loan matures in July 2028 and has two one-year extension options, subject to certain conditions. The joint venture used the proceeds to repay its outstanding $158,735,000 variable rate construction loan which was scheduled to mature in August 2025. We provided the lender a partial payment guarantee for 25% of the loan's maximum borrowing capacity, on behalf of the venture. Any amounts payable under the 25% loan guarantee by us are obligations of the joint venture partners in proportion to their ownership interest, and in the event we are obligated to perform under our loan guarantee, the joint venture partner is obligated to reimburse us for 75% of amounts paid. As of December 31, 2025, the loan had an outstanding principal balance of $162,104,000.

•MVP I, LLC joint venture was formed with an unrelated third party to develop Avalon at Mission Bay II, a community located in San Francisco, CA, which completed construction during 2006 and contains 313 apartment homes. The Company has a 25% equity interest in the venture. During the year ended December 31, 2025, MVP I, LLC repaid its $103,000,000 outstanding fixed rate mortgage loan at par upon maturity. The equity investors contributed capital in proportion to their ownership interests to repay the outstanding loan.

•We invested $13,458,000 in various third-party property technology and sustainability focused companies directly and indirectly through investment management funds during the year ended December 31, 2025. As of December 31, 2025, we have invested $72,428,000 and have $46,287,000 of remaining equity commitments to contribute to these investment management funds, with the timing and amount for these commitments to be fulfilled dependent on if, and when, investment opportunities are identified by the respective funds. During the year ended December 31, 2025, we recognized realized and unrealized gains of $39,247,000 related to these investments, included as a component of income from unconsolidated investments on the Consolidated Statements of Comprehensive Income.

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

To the extent the information set forth in the Existing Tax Disclosure is inconsistent with this supplemental information, this supplemental information supersedes the information in the Existing Tax Disclosure. This supplemental information is provided on the same basis and subject to the same qualifications as are set forth in the first seven paragraphs of the Existing Tax Disclosure as if those paragraphs were set forth in this Form 10-K.

Structured Investment Program

During the year ended December 31, 2025, we entered into two additional commitments under the SIP, agreeing to provide an investment of up to $48,000,000 in multifamily development projects. As of January 31, 2026, we had nine commitments to fund up to $239,585,000 in the aggregate under the SIP. As of January 31, 2026, our investment commitments had a weighted average rate of return of 11.7% and a weighted average initial maturity date of May 2027. As of January 31, 2026, we had funded $212,147,000 of these commitments. See Note 5, "Investments," of the Consolidated Financial Statements included elsewhere in this report.

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
•new or existing laws and regulations implementing rent control or rent stabilization, or otherwise limiting our ability to increase rents, charge non-rent fees or evict tenants, may impact our revenue or increase our costs;
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

During the development and redevelopment efforts we capitalize all direct costs and indirect costs which have been incurred as a result of the development and redevelopment activities. These costs include interest and related loan fees, property taxes as well as other direct and indirect costs. Interest is capitalized for any project-specific financing, as well as for general corporate financing to the extent of our aggregate investment in the projects. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts, are also capitalized. Capitalized indirect costs associated with our development and redevelopment activities are comprised primarily of compensation related costs for associates dedicated to our development and redevelopment efforts and total $50,809,000 and $50,343,000 for 2025 and 2024, respectively. The estimation of the direct and indirect costs to capitalize as part of our development and redevelopment activities requires judgment and, as such, we believe cost capitalization to be a critical accounting estimate.

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

Due to the subjectivity in determining whether a pursuit will result in the development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. As of December 31, 2025, capitalized pursuit costs associated with Development Rights totaled $73,237,000.

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

The assessment of impairment can involve subjectivity in determining if indicators are present and in estimating the future undiscounted cash flows or the fair value of an asset. Estimates of the undiscounted cash flows are sensitive to significant assumptions including future rental revenues, operating expenses, and our intent and ability to hold the related asset, which could be impacted by our expectations about the future economic, market or capital conditions.

We expense costs related to abandoned pursuits, which include the abandonment of Development Rights and costs related to development pursuits not yet considered probable for development, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, of which we expensed $10,846,000, $18,341,000 and $33,479,000 of these costs during the years ended December 31, 2025, 2024 and 2023, respectively. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Consolidated Statements of Comprehensive Income. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from our financial instruments primarily from changes in market interest rates. Our financial instruments do not expose us to significant risk from foreign currency exchange rates or commodity or equity prices. We monitor interest rate risk as an integral part of our overall risk management, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. Our operating results are affected by changes in interest rates, primarily in short-term SOFR and the SIFMA index as a result of borrowings under our Credit Facility and Commercial Paper Program, outstanding bonds and unsecured debt with variable interest rates. In addition, the fair value of our fixed rate unsecured and secured debt is impacted by changes in market interest rates.

We currently use interest rate protection agreements in the form of interest rate cap agreements for our risk management objectives, as well as for compliance with the requirements of certain lenders, and not for trading or speculative purposes. In addition, we may use interest rate swap agreements for our risk management objectives. During the year ended December 31, 2025, in connection with the issuance of our $400,000,000 unsecured notes in July 2025 maturing in August 2035 and our $400,000,000 unsecured notes in December 2025 maturing in December 2030, we terminated $300,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of unsecured notes, receiving payments of $4,341,000 which are being recognized over the life of the unsecured notes as a reduction in the effective interest rate.
In addition, we have interest rate caps that serve to effectively limit the amount of interest rate expense we would incur on our outstanding floating rate borrowings. Further discussion of the financial instruments impacted and our exposure is presented below.

As of December 31, 2025 and 2024, we had $390,550,000 and $400,950,000, respectively, in variable rate debt outstanding. The variable rate debt outstanding as of December 31, 2025 excludes the fully hedged $550,000,000 term loan and $740,000,000 outstanding under our Commercial Paper Program. We had no amounts outstanding under our Credit Facility. If interest rates on the variable rate debt and commercial paper had been 100 basis points higher throughout 2025 and 2024, our annual interest incurred would have increased by approximately $7,406,000 and $4,102,000, respectively, based on balances outstanding during the applicable years.

Because the counterparties providing the interest rate cap and swap agreements are major financial institutions which have an A- or better credit rating by the Standard & Poor's Ratings Group or equivalent, we do not believe there is exposure at this time to a default by a counterparty provider.

In addition, changes in interest rates affect the fair value of our fixed rate debt, computed using quoted market prices for our unsecured debt or a discounted cash flow model for our secured notes, considering our current market yields, which impacts the fair value of our aggregate indebtedness. As of December 31, 2025, we had outstanding debt of $9,388,152,000 with an estimated aggregate fair value of $8,995,833,000 at December 31, 2025. Contractual fixed rate debt represented $7,893,011,000 of the fair value at December 31, 2025. If interest rates had been 100 basis points higher as of December 31, 2025, the fair value of this fixed rate debt would have decreased by approximately $396,398,000.

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

(b)Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Framework (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

(c)There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

During the three months ended December 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 pertaining to directors and executive officers of the Company and the Company's Code of Conduct and insider trading policies and procedures is incorporated herein by reference to the Company's Proxy Statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 pertaining to executive compensation is incorporated herein by reference to the Company's Proxy Statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 pertaining to security ownership of management and certain beneficial owners of the Company's common stock is incorporated herein by reference to the Company's Proxy Statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders, except for the information regarding compensation plans under which equity securities are authorized for issuance as set forth below.

The Company maintains the Second Amended and Restated 2009 Equity Incentive Plan (the "Plan") and the 1996 Non-Qualified Employee Stock Purchase Plan (the "ESPP"), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.

The following table gives information about equity awards under the Plan and the ESPP as of December 31, 2025:

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	883,105	(2)	$183.28	(3)	4,497,534
Equity compensation plans not approved by security holders (4)	—		N/A		529,908
Total	883,105		$183.28	(3)	5,027,442
_________________________________
(1)     Consists of the Plan.
(2)     Includes 98,775 deferred restricted stock units granted under the Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis. Also includes the maximum number of shares that may be issued upon settlement of outstanding Performance Awards awarded to officers and maturing on December 31, 2025, 2026 and 2027. Does not include 167,179 shares of restricted stock that are outstanding and that are already reflected in the Company's outstanding shares.
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 pertaining to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 pertaining to the fees paid to and services provided by the Company's principal accountant is incorporated herein by reference to the Company's Proxy Statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders. Our independent public accounting firm is Ernst & Young LLP, Tysons, Virginia, PCAOB Auditor ID 42.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements

Index to Financial Statements

Consolidated Financial Statements and Financial Statement Schedule:

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2025 and 2024	F-4

Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023	F-5

Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	F-7

Notes to Consolidated Financial Statements	F-10

15(a)(2) Financial Statement Schedule

Schedule III—Real Estate and Accumulated Depreciation	F-38

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

4.11	—
Third Supplemental Indenture, dated as of December 1, 2025, between the Company and U.S. Bank Trust Company, National Association, including the form of 4.350% Senior Notes due 2030 (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed December 1, 2025.)

4.12	—
Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to the prospectus contained in the Registration Statement on Form S-3DPOS of the Company (File No. 333-87063), filed February 23, 2018.)

4.13	—
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Incorporated by reference to Exhibit 4.10 to Form 10-K of the Company filed February 23, 2024.)

4.14	—	Form of 2.050% Senior Notes due 2032 (Incorporated by reference to Exhibit 4.4 to Form 8-K of the Company filed September 15, 2021.)
4.15	—	Form of 1.900% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.4 to Form 8-K of the Company filed November 18, 2021.)
4.16	—	Form of 5.000% Senior Notes due 2033 (Incorporated by reference to Exhibit 4.4 to Form 8-K of the Company filed December 7, 2022.)
4.17	—	Form of 5.300% Senior Notes due 2033 (Incorporated by reference to Exhibit 4.4 to Form 8-K of the Company filed December 7, 2023.)
10.1+	—
AvalonBay Communities, Inc. Second Amended and Restated 2009 Equity Incentive Plan, as restated to reflect the First Amendment, Second Amendment, Third Amendment and Fourth Amendment thereto. (Incorporated by reference to Exhibit 10.1 to Form 10-K of the Company filed February 24, 2023.)

10.2+	—	Form of Stock Grant and Restricted Stock Agreement for use with officers and associates. (Incorporated by reference to Exhibit 10.2 to Form 10-K of the Company filed February 27, 2025.)
10.3+	—
Form of Incentive Stock Option/Non-Qualified Stock Option Agreement for use with officers and associates. (Incorporated by reference to Exhibit 10.3 to Form 10-K of the Company filed February 27, 2025.)

10.4+	—	Third Amended and Restated Directors Deferred Compensation Program (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company filed November 6, 2025.)
10.5+	—	Form of Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.5 to Form 8-K of the Company filed February 22, 2018.)
10.6+	—	Form of Director Restricted Unit Agreement (deferred stock award) (2018). (Incorporated by reference to Exhibit 10.6 of Form 8-K of the Company filed February 22, 2018.)
10.7+	—	Form of Director Restricted Stock Unit Agreement (2024). (Incorporated by reference to Exhibit 10.7 to Form 10-K of the Company filed February 23, 2024.)
10.8+	—	Form of Director Restricted Stock Unit Agreement (2026). (Incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company filed November 6, 2025.)
10.9+	—
Form of Agreement for Grant of Performance-Based Restricted Stock Units with attached Award Terms (subject to changes in the following: weightings; target, threshold and maximum levels of achievement; and metrics used). (Incorporated by reference to Exhibit 10.7 to Form 10-K of the Company filed February 24, 2023.)

10.10+	—	Form of Indemnification Agreement between the Company and its Directors. (Incorporated by reference to Exhibit 10.9 to Form 10-K of the Company filed February 27, 2025.)
10.11+	—	The Company's Officer Severance Plan, as amended and restated on February 25, 2021. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed May 5, 2021.)
10.12	—
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

10.13	—	Amendment No. 1 to Seventh Amended and Restated Revolving Loan Agreement, dated as of August 1, 2025. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed August 7, 2025.)
10.14	—
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

10.15	—	Amendment No. 1 to Term Loan Agreement, dated as of August 1, 2025. (Incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company filed August 7, 2025.)
10.16+	—
Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed August 6, 2010.)

10.17+	—
First Amendment to Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of November 7, 2011. (Incorporated by reference to Exhibit 10.28 to Form 10-K of the Company filed February 24, 2017.)

10.18+	—
Second Amendment to Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of November 15, 2012. (Incorporated by reference to Exhibit 10.29 to Form 10-K of the Company filed February 24, 2017.)

10.19	—	Archstone Residual JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.3 to Form 8-K of the Company filed March 5, 2013.)
10.20	—	Archstone Parallel Residual JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.4 to Form 8-K of the Company filed March 5, 2013.)
10.21	—	Archstone Parallel Residual JV 2, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.5 to Form 8-K of the Company filed March 5, 2013.)
10.22	—	Legacy Holdings JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.6 to Form 8-K of the Company filed March 5, 2013.)
10.23+	—	Employment Agreement between the Company and Benjamin W. Schall, dated as of December 4, 2020 (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed December 10, 2020.)
10.24+	—
Form of Incentive Stock Option/Non-Qualified Stock Option Agreement for use with officers and associates for 2021 Supplemental Awards. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company filed May 5, 2021.)

19.1	—	AvalonBay Communities, Inc. Insider Trading Policy. (Incorporated by reference to Exhibit 19.1 to Form 10-K of the Company filed February 27, 2025.)
21.1	—	Schedule of Subsidiaries of the Company. (Filed herewith.)
23.1	—	Consent of Ernst & Young LLP. (Filed herewith.)
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)
32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)
97	—	AvalonBay Communities, Inc. Compensation Recovery Policy. (Incorporated by reference to Exhibit 97 to Form 10-K of the Company filed February 23, 2024.)

101	—
Financial materials from AvalonBay Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) including: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements. (Filed herewith.)

104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document). (Filed herewith.)
______________________________________________________________________________

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

AvalonBay Communities, Inc.
Date: February 27, 2026	By:	/s/ BENJAMIN W. SCHALL
Benjamin W. Schall, Director, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2026	By:	/s/ BENJAMIN W. SCHALL
Benjamin W. Schall, Director, Chief Executive Officer and President (Principal Executive Officer)
Date: February 27, 2026	By:	/s/ KEVIN P. O’SHEA
Kevin P. O’Shea, Chief Financial Officer (Principal Financial Officer)
Date: February 27, 2026	By:	/s/ SEAN T. WILLSON
Sean T. Willson, Senior Vice President - Corporate Controller (Principal Accounting Officer)
Date: February 27, 2026	By:	/s/ GLYN F. AEPPEL
Glyn F. Aeppel, Director
Date: February 27, 2026	By:	/s/ CONOR C. FLYNN
Conor C. Flynn, Director
Date: February 27, 2026	By:	/s/ TERRY S. BROWN
Terry S. Brown, Director
Date: February 27, 2026	By:	/s/ RONALD L. HAVNER, JR.
Ronald L. Havner, Jr., Director
Date: February 27, 2026	By:	/s/ STEPHEN P. HILLS
Stephen P. Hills, Director
Date: February 27, 2026	By:	/s/ CHRISTOPHER B. HOWARD
Christopher B. Howard, Director
Date: February 27, 2026	By:	/s/ RICHARD J. LIEB
Richard J. Lieb, Director
Date: February 27, 2026	By:	/s/ NNENNA LYNCH
Nnenna Lynch, Director
Date: February 27, 2026	By:	/s/ CHARLES E. MUELLER, JR.
Charles E. Mueller, Jr., Director
Date: February 27, 2026	By:	/s/ TIMOTHY J. NAUGHTON
Timothy J. Naughton, Director (Chairman of the Board of Directors)
Date: February 27, 2026	By:	/s/ SUSAN SWANEZY
Susan Swanezy, Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AvalonBay Communities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

Valuation of Deferred Development Costs and Land Held for Development
Description of the Matter	As of December 31, 2025, the Company’s deferred development costs and land held for development totaled $73.2 million and $123.8 million, respectively, collectively “Development Rights”. As discussed in Footnote 1 of the consolidated financial statements, the Company capitalizes costs associated with its development activities to the basis of land held when future development is probable, or if the Company has either not yet acquired the land or if the project is subject to a leasehold interest, the costs are capitalized as deferred development costs. Future development is dependent upon various factors, including zoning and regulatory approvals, rental market conditions, construction costs and the availability of capital.

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
February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AvalonBay Communities, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AvalonBay Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia
February 27, 2026

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2025	December 31, 2024
ASSETS
Real estate:
Land and improvements	$4,960,568	$4,888,146
Buildings and improvements	21,252,137	20,454,276
Furniture, fixtures and equipment	1,546,813	1,387,506
	27,759,518	26,729,928
Less accumulated depreciation	(8,686,084)	(8,164,411)
Net operating real estate	19,073,434	18,565,517
Construction in progress, including land	1,458,795	1,042,673
Land held for development	123,751	151,922
Real estate assets held for sale, net	150,262	6,950
Total real estate, net	20,806,242	19,767,062

Cash and cash equivalents	187,234	108,576
Restricted cash	165,849	158,500
Unconsolidated investments	193,441	227,320
Deferred development costs	73,237	43,675
Prepaid expenses and other assets	618,597	540,950
Right of use lease assets	147,537	154,654
Total assets	$22,192,137	$21,000,737

LIABILITIES AND EQUITY
Unsecured debt, net	$7,879,380	$7,358,784
Variable rate unsecured credit facility and commercial paper, net	739,608	—
Mortgage notes payable, net	709,564	718,465
Dividends payable	250,548	244,967
Payables for construction	92,267	85,954
Accrued expenses and other liabilities	391,973	356,987
Lease liabilities	165,200	173,282
Accrued interest payable	68,591	58,377
Resident security deposits	60,689	62,829
Total liabilities	10,357,820	9,059,645

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at December 31, 2025 and December 31, 2024; zero shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at December 31, 2025 and December 31, 2024; 140,080,657 and 142,254,022 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1,401	1,422
Additional paid-in capital	11,212,296	11,314,116
Accumulated earnings less dividends	371,157	591,250
Accumulated other comprehensive income	26,486	34,304
Total stockholders' equity	11,611,340	11,941,092
Noncontrolling interests	222,977	—
Total equity	11,834,317	11,941,092
Total liabilities and equity	$22,192,137	$21,000,737

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended December 31,
	2025	2024	2023
Revenue:
Rental and other income	$3,033,683	$2,906,676	$2,760,187
Management, development and other fees	7,042	7,081	7,722
Total revenue	3,040,725	2,913,757	2,767,909

Expenses:
Operating expenses, excluding property taxes	778,171	745,846	681,338
Property taxes	342,743	327,611	306,794
Expensed transaction, development and other pursuit costs, net of recoveries	10,846	18,341	33,479
Interest expense, net	259,181	226,589	205,992
Loss on extinguishment of debt, net	—	—	150
Depreciation expense	913,376	846,853	816,965
General and administrative expense	86,679	77,697	76,534
Casualty and impairment loss	1,276	2,935	9,118
Total expenses	2,392,272	2,245,872	2,130,370

Income from unconsolidated investments	39,691	32,231	8,436
Structured Investment Program interest income	27,476	18,451	5,018
Gain on sale of communities, net	335,713	363,300	287,424
Other real estate activity	4,131	753	174

Income before income taxes	1,055,464	1,082,620	938,591
Income tax benefit (expense)	1,135	(445)	(10,153)

Net income	1,056,599	1,082,175	928,438
Net (income) loss attributable to noncontrolling interests	(5,298)	(181)	387

Net income attributable to common stockholders	$1,051,301	$1,081,994	$928,825

Other comprehensive income:
(Loss) gain on cash flow hedges	(4,488)	18,659	13,332
Cash flow hedge (gains) losses reclassified to earnings	(3,330)	(471)	1,360
Comprehensive income	$1,043,483	$1,100,182	$943,517

Earnings per common share - basic:
Net income attributable to common stockholders	$7.40	$7.61	$6.56

Earnings per common share - diluted:
Net income attributable to common stockholders	$7.40	$7.60	$6.56
See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

	Common stock shares issued	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive (loss) income	Total stockholder's equity	Noncontrolling interests	Total equity
Balance at December 31, 2022	139,916,864	$1,400	$10,765,508	$485,221	$1,424	$11,253,553	$—	$11,253,553
Net income attributable to common stockholders	—	—	—	928,825	—	928,825	—	928,825
Gain on cash flow hedges, net	—	—	—	—	13,332	13,332	—	13,332
Cash flow hedge losses reclassified to earnings	—	—	—	—	1,360	1,360	—	1,360
Noncontrolling interest activity	—	—	—	(1,217)	—	(1,217)	—	(1,217)
Dividends declared to common stockholders ($6.60 per share)	—	—	—	(935,305)	—	(935,305)	—	(935,305)
Issuance of common stock, net of withholdings	2,120,392	20	485,029	1,635	—	486,684	—	486,684
Repurchase of common stock, including repurchase costs	(11,800)	—	(908)	(1,003)	—	(1,911)	—	(1,911)
Stock-based compensation expense	—	—	37,997	—	—	37,997	—	37,997
Balance at December 31, 2023	142,025,456	1,420	11,287,626	478,156	16,116	11,783,318	—	11,783,318
Net income attributable to common stockholders	—	—	—	1,081,994	—	1,081,994	—	1,081,994
Gain on cash flow hedges, net	—	—	—	—	18,659	18,659	—	18,659
Cash flow hedge gains reclassified to earnings	—	—	—	—	(471)	(471)	—	(471)
Noncontrolling interest activity	—	—	(77)	—	—	(77)	—	(77)
Dividends declared to common stockholders ($6.80 per share)	—	—	—	(969,345)	—	(969,345)	—	(969,345)
Issuance of common stock, net of withholdings	228,566	2	(9,875)	445	—	(9,428)	—	(9,428)
Stock-based compensation expense	—	—	36,442	—	—	36,442	—	36,442
Balance at December 31, 2024	142,254,022	1,422	11,314,116	591,250	34,304	11,941,092	—	11,941,092
Net income	—	—	—	1,051,301	—	1,051,301	5,298	1,056,599
Loss on cash flow hedges, net	—	—	—	—	(4,488)	(4,488)	—	(4,488)
Cash flow hedge gains reclassified to earnings	—	—	—	—	(3,330)	(3,330)	—	(3,330)
Issuance of DownREIT Units	—	—	—	—	—	—	222,653	222,653
Dividends declared to noncontrolling interests ($4.69 per share)	—	—	—	—	—	—	(4,974)	(4,974)
Dividends declared to common stockholders ($7.00 per share)	—	—	—	(993,683)	—	(993,683)	—	(993,683)
Issuance of common stock, net of withholdings	505,354	6	71,641	(1,094)	—	70,553	—	70,553
Repurchase of common stock, including repurchase costs	(2,678,719)	(27)	(211,471)	(276,617)	—	(488,115)	—	(488,115)
Amortization of deferred compensation	—	—	38,010	—	—	38,010	—	38,010
Balance at December 31, 2025	140,080,657	$1,401	$11,212,296	$371,157	$26,486	$11,611,340	$222,977	$11,834,317

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$1,056,599	$1,082,175	$928,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	913,376	846,853	816,965
Amortization of deferred financing costs and debt discount	13,685	13,280	12,732
Loss on extinguishment of debt, net	—	—	150
Amortization of stock-based compensation	26,458	25,373	27,142
Equity in (income) loss of, and return on, unconsolidated investments and noncontrolling interests, net of eliminations	(23,610)	(21,693)	5,332
Casualty and impairment loss	1,276	1,415	4,622
Expensed transaction, development and other pursuit costs, net of recoveries	10,846	18,341	33,479
Cash flow hedge (gains) losses reclassified to earnings	(1,292)	(471)	1,360
Gain on sale of real estate assets, net	(339,954)	(364,159)	(287,987)
Increase in accrued interest receivable	(26,124)	(14,582)	(5,803)
(Increase) decrease in prepaid expenses and other assets	(3,182)	(16,576)	11,580
Increase in accrued expenses, other liabilities, accrued interest payable and resident security deposits	43,027	37,922	12,019
Net cash provided by operating activities	1,671,105	1,607,878	1,560,029

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(1,209,454)	(951,101)	(901,847)
Acquisition of real estate assets, including partnership interest	(682,163)	(464,419)	(215,889)
Capital expenditures - existing real estate assets	(261,769)	(193,348)	(178,312)
Capital expenditures - non-real estate assets	(3,173)	(4,678)	(18,962)
Increase (decrease) in payables for construction	6,313	(1,749)	14,901
Proceeds from sale of real estate, net of selling costs	799,419	711,279	467,096
Note receivable lending	(24,079)	(90,088)	(82,802)
Note receivable payments	15,048	237	253
Distributions from unconsolidated entities and investment sale proceeds	7,500	11,178	5,468
Unconsolidated investments	(40,009)	(14,175)	(18,861)
Net cash used in investing activities	(1,392,367)	(996,864)	(928,955)

Cash flows from financing activities:
Issuance of common stock, net	86,645	10,535	496,706
Repurchase of common stock, net	(488,115)	—	(1,911)
Dividends paid	(992,333)	(961,914)	(922,657)
Net borrowings under unsecured credit facility and commercial paper	739,608	—	—
Repayments of mortgage notes payable, including prepayment penalties	(11,465)	(9,793)	(47,000)
Issuance of unsecured debt	1,347,312	398,788	399,756
Repayment of unsecured debt	(825,000)	(300,000)	(750,000)
Payment of deferred financing costs	(23,147)	(3,763)	(3,964)
Receipt for termination of forward interest rate swaps	4,341	16,839	8,331
Payments related to tax withholding for share-based compensation	(16,713)	(16,883)	(10,639)
Noncontrolling interests, joint venture and preferred equity transactions	(13,864)	(8,707)	(2,981)
Net cash used in financing activities	(192,731)	(874,898)	(834,359)

Net increase (decrease) in cash, cash equivalents and restricted cash	86,007	(263,884)	(203,285)

Cash, cash equivalents and restricted cash, beginning of year	267,076	530,960	734,245
Cash, cash equivalents and restricted cash, end of year	$353,083	$267,076	$530,960

Cash paid during the year for interest, net of amount capitalized	$236,549	$213,253	$187,523
See accompanying notes to Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported with the Consolidated Statements of Cash Flows (dollars in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$187,234	$108,576	$397,890
Restricted cash	165,849	158,500	133,070
Cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows	$353,083	$267,076	$530,960

Supplemental disclosures of non-cash investing and financing activities:

During the year ended December 31, 2025:

•As described in Note 4, "Equity," the Company issued 183,260 shares of common stock as part of the Company's stock-based compensation plans, of which 103,332 shares related to the conversion of performance awards to shares of common stock, and the remaining 79,928 shares valued at $17,678,000 were issued in connection with new stock grants; 3,761 shares valued at $749,000 were issued through the Company's dividend reinvestment plan; 74,517 shares valued at $16,678,000 were withheld to satisfy employees' tax withholding and other liabilities; and 3,116 restricted shares with an aggregate value of $614,000 were forfeited.

•The Company acquired six apartment communities, in the Dallas-Fort Worth metropolitan area, containing 1,844 apartment homes for $415,579,000, with the consideration comprised of a cash payment of $193,000,000 and the issuance of 1,059,995 units representing limited partnership interests (the “DownREIT Units”).

•Common stock and DownREIT Unit dividends declared but not paid totaled $247,436,000.

•The Company recorded (i) a decrease to prepaid expenses and other assets of $4,488,000 and a corresponding adjustment to accumulated other comprehensive income; and (ii) reclassified $3,330,000 of cash flow hedge gains from other comprehensive income to interest expense, net, to record the impact of the Company's derivative and hedging activity.

During the year ended December 31, 2024:

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

At December 31, 2025, the Company owned or held a direct or indirect ownership interest in 320 apartment communities containing 98,694 apartment homes in 11 states and the District of Columbia, of which 24 communities were under construction. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 32 communities that, if developed as expected, will contain an estimated 9,032 apartment homes (unaudited).

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

The Company generally uses the equity method of accounting or net asset value ("NAV") for its unconsolidated investments, including when the Company holds a noncontrolling limited partner interest in a joint venture. Any investment in excess of the Company's cost basis at acquisition or formation of an equity method venture that owns real estate, will be recorded as a component of the Company's investment in the joint venture and recognized over the life of the underlying fixed assets of the venture as a reduction to its equity in income from the venture. Investments in which the Company has little or no influence are accounted for using the measurement alternative with the carrying amount of the investment adjusted to fair value when there is an observable transaction indicating a change in fair value.

Real Estate

Operating real estate assets are stated at cost and consist of land and improvements, buildings and improvements, furniture, fixtures and equipment, and other costs incurred during their development, redevelopment and acquisition. Significant expenditures that improve or extend the life of an existing asset and that will benefit the Company for periods greater than a year are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

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

Typical assets acquired and liabilities assumed include land, building, furniture, fixtures and equipment, debt and identified intangible assets and liabilities, consisting of the value of in-place leases and leases priced above or below market. The Company utilizes various sources to determine fair value, including its own analysis of recently acquired and existing comparable properties in its portfolio and other market data. The purchase price allocation to tangible assets is reflected in real estate assets and depreciated over their estimated useful lives. Any purchase price allocation to intangible assets, other than in-place lease intangibles, is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets and amortized over the term of the acquired intangible asset. The Company values land based on a market approach, looking to recent sales of similar properties, adjusting for differences due to location, the state of entitlement as well as the shape and size of the parcel. Improvements to land are valued using a replacement cost approach and consider the structures and amenities included for the communities and is reduced by estimated depreciation. The value for furniture, fixtures and equipment is also determined based on a replacement cost approach, considering costs for both items in the apartment homes as well as common areas and is adjusted for estimated depreciation. The fair value of buildings is estimated using the replacement cost approach, assuming the buildings were vacant at acquisition. The replacement cost approach considers the composition of structures acquired, adjusted for depreciation which considers industry standard information and estimated useful life of the acquired property. The in-place lease intangible considers the estimated cost of leasing the apartment homes as if the acquired building(s) were vacant and is determined using an average total lease-up time, the number of apartment homes and market rent considering actual leasing and industry rental rate data generated during the lease-up time. The above or below market lease intangibles represent the value of the current leases relative to market-rate leases and is based on market comparables. Given the heterogeneous nature of multifamily real estate, the fair values for the land, debt, real estate assets and in-place leases incorporate significant unobservable inputs and therefore are considered to be Level 3 prices within the fair value hierarchy. Consideration for acquisitions is typically in the form of cash unless otherwise disclosed.

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

Taxable income from activities performed through taxable REIT subsidiaries ("TRS") is subject to federal, state and local income taxes. The Company recognized income tax benefit of $1,135,000 in 2025 and income tax expense of $445,000 and $10,153,000 in 2024 and 2023, respectively, with amounts in 2023 primarily due to dispositions of residential condominiums at The Park Loggia. In addition, the Company may sell tax credits related to solar installation projects at its communities, recognizing the sales proceeds as income tax benefit in the period of sale. As of December 31, 2025 and 2024, the Company did not have any unrecognized tax positions. The Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2022 through 2024.

The following summarizes the tax components of the Company's common dividends declared for the years ended December 31, 2025, 2024 and 2023 (unaudited):

	2025	2024	2023
Ordinary income	74%	90%	83%
20% capital gain	9%	4%	11%
Unrecaptured §1250 gain	17%	6%	6%
Total	100%	100%	100%

Deferred Financing Costs

Deferred financing costs include expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the loan term or the related credit enhancement facility, if applicable. Unamortized financing costs are charged to earnings when debt is retired before the maturity date. Deferred financing costs, except for costs associated with line-of-credit arrangements, are presented as a direct deduction from the related debt liability. Unamortized deferred financing costs for the Company's Credit Facility and commercial paper were $18,629,000 and $13,059,000 as of December 31, 2025 and 2024, respectively, and were included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

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

Comprehensive Income

Comprehensive income, as reflected on the Consolidated Statements of Comprehensive Income, is defined as all changes in equity during each period except for those resulting from investments by or distributions to shareholders. Accumulated other comprehensive income (loss), as reflected on the Consolidated Statements of Equity, reflects the cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships and the related reclassifications to earnings.

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

	For the year ended December 31,
	2025	2024	2023
Basic and diluted shares outstanding
Weighted average common shares—basic	141,739,349	142,000,934	141,307,186
Effect of dilutive securities	1,087,033	457,670	336,602
Weighted average common shares—diluted	142,826,382	142,458,604	141,643,788

Calculation of Earnings per Common Share—basic
Net income attributable to common stockholders	$1,051,301	$1,081,994	$928,825
Net income allocated to unvested restricted shares	(1,974)	(2,069)	(1,663)
Net income attributable to common stockholders—basic	$1,049,327	$1,079,925	$927,162

Weighted average common shares—basic	141,739,349	142,000,934	141,307,186

Earnings per common share—basic	$7.40	$7.61	$6.56

Calculation of Earnings per Common Share—diluted
Net income attributable to common stockholders	$1,051,301	$1,081,994	$928,825
Net income attributable to DownREIT unitholders in consolidated partnerships	5,298	—	25
Net income—diluted	$1,056,599	$1,081,994	$928,850

Weighted average common shares—diluted	142,826,382	142,458,604	141,643,788

Earnings per common share—diluted	$7.40	$7.60	$6.56

Certain options to purchase shares of common stock in the amounts of 31,917, forward contracts to sell shares of common stock in the amounts of 3,680,000, and unvested performance awards in the amounts of 42,686 as of December 31, 2025 were not included in the computation of diluted earnings per common share because they were anti-dilutive for the period. Certain options to purchase shares of common stock in the amounts of 9,793 and 303,784 were outstanding as of December 31, 2024 and 2023, respectively, were not included in the computation of diluted earnings per common share because they were anti-dilutive for the period.

Expensed Transaction, Development and Other Pursuit Costs

The Company capitalizes costs associated with its development activities to the basis of land held when future development is probable, or if the Company has either not yet acquired the land or if the project is subject to a leasehold interest, the costs are capitalized as deferred development costs ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the Company determines a Development Right is no longer probable, the Company recognizes any necessary expense to write down its basis in the Development Right. The Company expensed costs related to development pursuits not yet considered probable for development and the abandonment of Development Rights, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $10,846,000, $18,341,000 and $33,479,000 during the years ended December 31, 2025, 2024 and 2023, respectively. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Consolidated Statements of Comprehensive Income. The amounts for the year ended December 31, 2025 and 2024 include a write-off of $3,668,000 and $8,947,000, respectively, for one development opportunity in each year that the Company determined is no longer probable. The amount for 2023 includes write-offs of $27,455,000 related to seven Development Rights that the Company determined were no longer probable. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Casualty and Impairment of Long-Lived Assets

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2025, 2024 and 2023, the Company did not recognize any material impairment losses. During the years ended December 31, 2025, 2024 and 2023 the Company recognized expense of $1,276,000, $2,935,000 and $9,118,000, respectively, for the property and casualty damage to certain of the Company's communities, reported as casualty and impairment loss on the accompanying Consolidated Statements of Comprehensive Income. The charge for the year ended December 31, 2025 related primarily to damage from a water pipe break at a community in Massachusetts. The charges for the year ended December 31, 2024 related to flooding and water damage at communities in California from extensive rainfall and a fire at a community in New Jersey. The charges for the year ended December 31, 2023 related to damage to certain communities in the Northeast and California regions from severe weather.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. For the years ended December 31, 2025, 2024 and 2023, the Company did not recognize any impairment charges on its investment in land.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both whether the carrying value of the investment exceeds the fair value, and the Company’s intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. The Company did not recognize any other than temporary impairment losses during the years ended December 31, 2025, 2024 or 2023.

Assets Held for Sale and Discontinued Operations

The Company presents the assets and liabilities of any communities which have been sold, or otherwise qualify as held for sale, separately in the accompanying Consolidated Balance Sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the accompanying Consolidated Statements of Comprehensive Income. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Upon the classification of an asset as held for sale, no further depreciation is recorded. Disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) are presented as discontinued operations, and for those assets qualifying for classification as discontinued operations, the specific components of net income presented as discontinued operations include net operating income, depreciation expense and interest expense, net. For periods prior to the asset qualifying for discontinued operations, the Company reclassifies the results of operations to discontinued operations. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale will be presented as discontinued operations when recognized. A change in presentation for held for sale or discontinued operations has no impact on the Company's financial condition or results of operations. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Consolidated Statements of Cash Flows. The Company had three real estate asset that qualified as held for sale at December 31, 2025.

Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, "Hedging Derivatives") for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into Hedging Derivatives for trading or other speculative purposes. The Company assesses the effectiveness of qualifying hedges, both at inception and on an ongoing basis. The fair values of Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets and the fair values of Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of interest expense, net on the accompanying Consolidated Statements of Comprehensive Income. For the Hedging Derivatives that qualify as effective cash flow hedges, the Company records the cumulative changes in the Hedging Derivatives' fair value in accumulated other comprehensive income on the accompanying Consolidated Statements of Comprehensive Income. Amounts recorded in accumulated other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The effective portion of the change in fair value of the Hedging Derivatives that qualify as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding hedged item. Receipts or payments associated with the gains and losses on the Company’s cash flow hedges of future fixed rate debt issuances are presented as a component of cash flows from financing activities in the period the hedges are terminated and the receipt or payments for the Company’s cash flow hedges of interest on variable rate debt are presented as a component of cash flows from operating activities. Payments for derivatives that are not designated in hedging relationships are presented as a component of cash flows from operating activities. See Note 11, "Fair Value," for further discussion of derivative financial instruments.

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

•Non-lease related revenue - The Company recognizes revenue for items not considered to be components of a lease as earned including, but not limited to, application fees, renters insurance fees and vendor revenue sharing.

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

The following table details the Company’s revenue disaggregated by reportable operating segment, further discussed in Note 8, "Segment Reporting," for the years ended December 31, 2025, 2024 and 2023. The segments are classified based on the individual community's status at December 31, 2025 for the years ended December 31, 2025 and 2024, and at December 31, 2024 for the year ended December 31, 2023. Segment information for total revenue excludes real estate assets that were sold from January 1, 2023 through December 31, 2025, or otherwise qualify as held for sale as of December 31, 2025, as described in Note 6, "Real Estate Disposition Activities." (dollars in thousands):

	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the period ended December 31, 2025
Management, development and other fees and other ancillary items	$—	$—	$—	$7,042	$7,042
Non-lease related revenue (2)	8,753	6,494	364	—	15,611
Total non-lease revenue	8,753	6,494	364	7,042	22,653

Lease income (3)	2,730,758	168,121	47,174	—	2,946,053

Total revenue	$2,739,511	$174,615	$47,538	$7,042	$2,968,706

For the period ended December 31, 2024
Management, development and other fees and other ancillary items	$—	$—	$—	$7,081	$7,081
Non-lease related revenue (2)	10,479	5,563	148	—	16,190
Total non-lease revenue	10,479	5,563	148	7,081	23,271

Lease income (3)	2,662,792	77,771	9,519	—	2,750,082

Total revenue	$2,673,271	$83,334	$9,667	$7,081	$2,773,353

For the year ended December 31, 2023
Management, development and other fees and other ancillary items	$—	$—	$—	$7,722	$7,722
Non-lease related revenue (2)	12,752	4,697	128	—	17,577
Total non-lease revenue	12,752	4,697	128	7,722	25,299

Lease income (3)	2,482,052	73,628	6,042	—	2,561,722

Total revenue	$2,494,804	$78,325	$6,170	$7,722	$2,587,021
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

Due to the nature and timing of the Company’s identified revenue streams, there were no material amounts of outstanding or unsatisfied performance obligations as of December 31, 2025.

Uncollectible Lease Revenue Reserves

The Company assesses the collectability of its lease revenue and receivables on an ongoing basis by (i) assessing the probability of receiving all lease amounts due on a lease-by-lease basis, (ii) fully reserving for those leases where collection of substantially all of the remaining lease payments is not probable and (iii) subsequently, only recognizing revenue to the extent cash is received. If the Company determines that collection of the remaining lease payments becomes probable at a future date, the Company will recognize the cumulative revenue that would have been recorded under the original lease agreement.

In addition to the specific reserves recognized, the Company also evaluates its lease receivables for collectability at a portfolio level. The Company recognizes a reserve on a portfolio level when the uncollectible revenue is probable and reasonably estimable. The Company applies this reserve to the Company’s revenue and receivables not addressed as part of the specific reserve.

The Company recorded an aggregate offset to income for uncollectible lease revenue, net of amounts received from government rent relief programs, for its residential and commercial portfolios of $47,240,000, $47,046,000 and $57,906,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

Recently Issued and Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures, which requires (i) a tabular rate reconciliation of the reported income tax expense (benefit) from continuing operations into specific categories, (ii) separate disclosure for any reconciling items within certain categories above a quantitative threshold, (iii) disclosure of income taxes paid disaggregated by federal, state and material jurisdictions and (iv) disclosure of income tax expense from continuing operations disaggregated by federal and state. The Company adopted the guidance as of January 1, 2025, and it did not have a material effect on the Company’s consolidated financial statements.

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

2. Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development and redevelopment activities totaled $50,115,000, $43,185,000 and $47,133,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

3. Debt

The Company's debt, which consists of unsecured notes, the variable rate term loan (the "Term Loan"), mortgage notes payable, the Credit Facility and Commercial Paper, each as defined below, as of December 31, 2025 and 2024 is summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of December 31, 2025 and 2024, as shown in the accompanying Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities"). The weighted average interest rates in the following table for secured and unsecured debt include costs of financing including debt issuance costs as well as credit enhancement and trustees' fees, the impact of interest rate hedges and mark-to-market adjustments.

	December 31, 2025		December 31, 2024
Fixed rate unsecured debt (1)	$7,925,000	3.6%	$7,400,000	3.4%
Fixed rate mortgage notes payable—conventional and tax-exempt	332,602	3.9%	333,479	3.9%
Variable rate mortgage notes payable—conventional and tax-exempt	390,550	4.0%	400,950	5.2%
Total mortgage notes payable, unsecured debt	8,648,152	3.6%	8,134,429	3.5%
Credit Facility	—	—%	—	—%
Commercial paper	740,000	4.0%	—	—%
Total principal outstanding	9,388,152	3.7%	8,134,429	3.5%
Less deferred financing costs and debt discount (2)	(59,600)		(57,180)
Total	$9,328,552		$8,077,249
_________________________________
(1)Includes the $550,000,000 Term Loan that has been swapped to an effective fixed rate of 4.44% using interest rate hedges.
(2)Excludes deferred financing costs associated with the Credit Facility and commercial paper, which are included in Prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

The availability on the Company's Credit Facility as of December 31, 2025 and 2024 was as follows (dollars in thousands):

	December 31, 2025	December 31, 2024

Credit Facility commitment	$2,500,000	$2,250,000
Credit Facility outstanding	—	—
Commercial paper outstanding	(740,000)	—
Letters of credit outstanding (1)	(864)	(1,714)
Total Credit Facility available	$1,759,136	$2,248,286
_____________________________________
(1)In addition, the Company had $52,584 and $45,910 outstanding in additional letters of credit unrelated to the Credit Facility as of December 31, 2025 and 2024, respectively.

The following debt activity occurred during the year ended December 31, 2025:

•In April 2025, the Company entered into the Seventh Amended and Restated Revolving Loan Agreement with a syndicate of banks, amending the prior credit facility, dated September 27, 2022. The amended and restated Credit Facility (i) increased the borrowing capacity under the Credit Facility from $2,250,000,000 to $2,500,000,000, and (ii) extended the term from September 2026 to April 2030. The interest rate that would be applicable to borrowings under the Credit Facility was 4.58% at December 31, 2025 and was composed of (i) the Secured Overnight Financing Rate ("SOFR"), applicable to the period of borrowing for a particular draw of funds from the Credit Facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.705% per annum, assuming a daily SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.65% to SOFR plus 1.40% based upon the rating of the Company's unsecured senior notes. There is also an annual facility commitment fee of 0.12% of the borrowing capacity under the Credit Facility, which can vary from 0.10% to 0.30% based upon the rating of the Company's unsecured senior notes. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases related to certain environmental sustainability targets, specifically greenhouse gas emission reductions, with the adjustment determined annually. An annual determination under the sustainability-linked pricing component occurred in July 2025, maintaining reductions of approximately 0.02% to the interest rate margin and 0.005% to the commitment fee due to the Company's achievement of sustainability targets. On August 1, 2025, the Company amended the Credit Facility to extend the applicability of its sustainability-linked pricing component. All other terms of the Credit Facility, including its maturity date of April 2030, remain unchanged.

•In April 2025, the Company entered into a $450,000,000 Term Loan which matures in April 2029. On August 1, 2025, the Company amended the Term Loan to (i) exercise its full accordion option to increase the amount of its Term Loan by $100,000,000 to $550,000,000 and (ii) extend the applicability of its sustainability-linked pricing component. During the year ended December 31, 2025, the Company drew down the $550,000,000 available under the Term Loan and entered into $550,000,000 notional amount of interest rate swaps to hedge the impact of variability in interest rates on the Term Loan. The swaps are coterminous with the Term Loan, maturing in April 2029. The Term Loan bears interest at varying levels based on (i) the SOFR applicable to the period of borrowing for a particular draw of funds from the facility, which rate is recalculated at the end of each such period if the Term Loan remains outstanding, (ii) a stated spread over SOFR that can vary from SOFR plus 0.70% to SOFR plus 1.60% per annum based upon the rating of the Company’s unsecured and unsubordinated long-term indebtedness and (iii) a sustainability spread adjustment that can range from (0.02)% to 0.02%. The current borrowing spread to SOFR under the Term Loan is 0.78% per annum, inclusive of a sustainability spread adjustment of (0.02)%. Including the impact of these swaps and transaction costs, assuming the Term Loan will be fully drawn until maturity and the Company's current borrowing spread to SOFR, the effective interest rate on borrowings under the Term Loan is fixed at 4.44%.

•In April 2025, the Company increased the capacity of the Commercial Paper Program from $500,000,000 to $1,000,000,000. Under the terms of the Commercial Paper Program, the Company may issue unsecured commercial paper notes with maturities of less than one year. The program is backstopped by the Company's commitment to maintain available borrowing capacity under its unsecured credit facility in an amount equal to actual borrowings under the program.

•In June 2025, the Company repaid $525,000,000 of its 3.45% coupon unsecured notes at par upon maturity.

•In July 2025, the Company issued $400,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for proceeds net of underwriting fees and discounts of approximately $394,888,000, before considering the impact of other offering costs. The notes mature in August 2035 and were issued at a 5.00% coupon. The effective interest rate on the notes is 5.05%, considering the net proceeds and including the impact of offering costs and hedging activity.

•In November 2025, the Company repaid $300,000,000 of its 3.50% coupon unsecured notes at par upon maturity.

•In December 2025, the Company issued $400,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for proceeds net of underwriting fees and discounts of approximately $397,424,000, before considering the impact of other offering costs. The notes mature in December 2030 and were issued at a 4.35% coupon. The effective interest rate on the notes is 4.52%, considering the net proceeds and including the impact of offering costs and hedging activity.

In the aggregate, secured notes payable mature at various dates from March 2027 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,208,731,000, excluding communities classified as held for sale, as of December 31, 2025).

Scheduled payments and maturities of secured notes payable and unsecured debt outstanding at December 31, 2025 were as follows (dollars in thousands):

Year	Secured notes principal payments and maturities	Unsecured debt maturities	Stated interest rate of unsecured debt
2026	$11,811	$475,000	2.95%
		300,000	2.90%
2027	248,859	400,000	3.35%
2028	13,902	450,000	3.20%
		400,000	1.90%
2029	126,262	450,000	3.30%
		550,000	SOFR + 0.78%
2030	3,300	700,000	2.30%
		400,000	4.35%
2031	3,500	600,000	2.45%
2032	4,000	700,000	2.05%
2033	5,000	350,000	5.00%
		400,000	5.30%
2034	10,900	400,000	5.35%
2035	13,400	400,000	5.00%
Thereafter	282,218	350,000	3.90%
		300,000	4.15%
		300,000	4.35%
	$723,152	$7,925,000

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

The Company is subject to financial covenants contained in the Credit Facility, the Term Loan and the indentures under which the unsecured notes were issued. The principal financial covenants include the following:

•limitations on the amount of total and secured debt in relation to the Company's overall capital structure;

•limitations on the amount of the Company's unsecured debt relative to the undepreciated basis of real estate assets that are not encumbered by property-specific financing; and
•minimum levels of debt service coverage.

The Company was in compliance with these covenants at December 31, 2025.

4. Equity

As of December 31, 2025 and 2024, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the year ended December 31, 2025, the Company:

i.issued 8,759 shares of common stock in connection with stock options exercised;
ii.issued 3,761 shares of common stock through the Company's dividend reinvestment plan;
iii.issued 183,260 shares of common stock in connection with restricted stock grants and the conversion of performance awards to shares of common stock;
iv.issued 20,094 shares of common stock through the Employee Stock Purchase Plan;
v.issued 367,113 shares of common stock through the settlement of the equity forward contracts under the CEP;
vi.withheld 74,517 shares of common stock to satisfy employees' tax withholding and other liabilities;
vii.canceled 3,116 shares of restricted common stock upon forfeiture; and
viii.repurchased 2,678,719 shares of common stock through the 2020 Stock Repurchase Program and 2025 Stock Repurchase Program, discussed below.

Deferred compensation granted under the Company's Second Amended and Restated 2009 Equity Incentive Plan (the "Plan") does not impact the Company's Consolidated Financial Statements until recognized as compensation cost.

The Company has a CEP under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and the Company's determinations of the appropriate funding sources. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During the year ended December 31, 2025, the Company settled the outstanding forward contracts that were entered into under the CEP during the year ended December 31, 2024, selling 367,113 shares of common stock for proceeds, net of fees, of $81,333,000, based on the gross weighted average price of $223.27 per share. During the year ended December 31, 2025, the Company did not have any new forward sale agreements under the CEP. As of December 31, 2025, the Company had $623,997,000 remaining authorized for issuance under the program.

In addition to the CEP, during the year ended December 31, 2024, the Company entered into the September 2024 Equity Offering pursuant to which we entered into forward contracts to sell 3,680,000 shares of common stock at a discount to the closing price of $226.52 per share for approximate net proceeds of $808,606,000 based on the initial forward price. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for dividends and a daily interest factor. During the year ended December 31, 2025, the Company amended each of the forward contracts related to the September 2024 Equity Offering to extend the settlement of the forward contracts to a date no later than December 31, 2026.

In October 2025, the Company terminated the 2020 Stock Repurchase Program, which had $162,407,000 remaining authorized for purchase, and adopted a new 2025 Stock Repurchase Program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000. During the year ended December 31, 2025, the Company repurchased 2,678,719 shares of common stock at an average price of $182.20 per share, including fees, for a total of $488,115,000 under the 2020 Stock Repurchase Program and 2025 Stock Repurchase Program. During the year ended December 31, 2024, the Company had no repurchases under the 2020 Stock Repurchase Program. During the year ended December 31, 2023, the Company repurchased 11,800 shares of common stock at an average price of $161.96 under the 2020 Stock Repurchase program. As of December 31, 2025, the Company had $163,769,000 remaining authorized for purchase under the 2025 Stock Repurchase Program.

5. Investments

Investments in Consolidated Real Estate Entities

Details regarding communities acquired in 2025, 2024 and 2023, are summarized in the following table (dollars in thousands):

Community name	Location	Number of communities	Apartment Homes	Purchase price	Commercial square feet
Avalon Hill Country	Austin, TX	1	554	$136,000	—
Avalon Wolf Ranch	Georgetown, TX	1	303	51,000	—
eaves Twin Creeks (1)	Allen, TX	1	216	44,784	—
Avalon Benbrook (1)	Benbrook, TX	1	301	60,194	—
Avalon Castle Hills (1)	Lewisville, TX	1	276	65,491	—
Avalon Frisco (1)	Frisco, TX	1	330	80,419	—
Avalon Frisco North (1)	Frisco, TX	1	349	88,606	—
eaves North Dallas (1)	Dallas, TX	1	372	76,085	—
Avalon at Palisades	Charlotte, NC	1	274	72,300	—
Avalon Coconut Creek	Coconut Creek, FL	1	270	99,000	—
eaves Redmond Campus II	Redmond, WA	1	40	15,650	—
Avalon Townhome Collection Brier Creek	Durham, NC	1	93	36,500	—
Total 2025 acquisitions		12	3,378	$826,029	—

Total 2024 acquisitions		6	1,441	$460,100	1,700

Total 2023 acquisitions		3	1,131	$277,200	—

(1)    Included in the transaction to acquire six apartment communities in the Dallas-Fort Worth metropolitan area during the year ended December 31, 2025.

During the year ended December 31, 2025, the Company acquired the six apartment communities in the Dallas-Fort Worth metropolitan area included in the list above, containing 1,844 apartment homes for $415,579,000. The consideration was comprised of a cash payment of $193,000,000 and the final shares issued, adjusted for rounding, of 1,059,995 DownREIT Units, which were valued based on the closing price of the Company's common stock on the acquisition date. The DownREIT Units are entitled to receive distributions at the same rate as dividends on a share of the Company’s common stock (pro rated for the time outstanding during the first quarter of issuance). Beginning on April 30, 2026, holders of DownREIT Units may present some or all of their units for redemption, being entitled to receive a cash amount per unit that is related to the then fair market value of the Company’s common stock, except that in lieu of such cash redemption the Company may elect to redeem units in exchange for an equal number of shares of the Company’s common stock.

In addition, during the year ended December 31, 2025, the Company acquired its joint venture partner's 50% interest in Avalon Alderwood Place, a 328 home community in Lynnwood, WA for a purchase price of $71,250,000. With the buyout of the joint venture partner's interest, Avalon Alderwood Place is now a wholly owned community and consolidated for financial reporting purposes.

Structured Investment Program

The Company operates a Structured Investment Program (the "SIP"), an investment platform through which the Company provides mezzanine loans or preferred equity to third-party multifamily developers. During the year ended December 31, 2025, the Company entered into two additional commitments, agreeing to provide an investment of up to $48,000,000 in multifamily development projects in California and Southeast Florida. As of December 31, 2025, the Company had nine commitments to fund up to $239,585,000 in the aggregate. The Company's investment commitments have a weighted average rate of return of 11.7% and a weighted average initial maturity date of May 2027. As of December 31, 2025 and 2024, the Company had funded $210,628,000 and $186,549,000 of its commitments, respectively. The Company recognized interest income of $27,172,000, $16,022,000 and $6,189,000 for the years ended December 31, 2025, 2024 and 2023, respectively, from the SIP. Interest income and any change in the expected credit loss are included as a component of Structured Investment Program interest income on the accompanying Consolidated Statements of Comprehensive Income.

The Company evaluates each SIP commitment to determine the classification as a loan or an investment in a real estate development project. As of December 31, 2025, all of the SIP commitments are classified as loans. The Company includes amounts outstanding under the SIP as a component of prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The Company evaluates the credit risk for each commitment on an ongoing basis, estimating the reserve for credit losses using relevant available information from internal and external sources. Market-based historical credit loss data provides the basis for the estimation of expected credit losses, with adjustments, if necessary, for differences in current commitment-specific risk characteristics, such as the amount of equity capital provided by a borrower, amount of senior debt secured by the project, nature of the real estate being developed or other factors.

Unconsolidated Investments

The Company accounts for its investments in unconsolidated entities under the equity method of accounting, NAV, or under the measurement alternative, as discussed in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies," under Principles of Consolidation. As of December 31, 2025, the Company had investments in four unconsolidated entities with real estate holdings, with ownership interests ranging from 20.0% to 28.6%, coupled with other unconsolidated investments including investments in third-party property technology and sustainability focused companies through investment management funds. The significant accounting policies of the unconsolidated investments are consistent with those of the Company in all material respects. Certain of these investments are subject to various buy‑sell provisions or other rights which are customary in real estate joint venture agreements. The Company and its partners in these entities may initiate these provisions to either sell the Company's interest or acquire the interest from the Company's partner. The Company is responsible for the day-to-day operations of the unconsolidated communities below and is the management agent subject to the terms of management agreements for all communities except for Brandywine Apartments of Maryland, LLC, which is managed by a third party.

The following presents the Company's unconsolidated investments for the years ended December 31, 2025, 2024 and 2023, including significant activities during those years:

Legacy JV—As part of the Archstone Acquisition the Company entered into a limited liability company agreement with Equity Residential, through which it assumed obligations of Archstone in the form of preferred interests, some of which were governed by tax protection arrangements (the "Legacy JV"). The Company has a 40.0% interest in the Legacy JV. During the years ended December 31, 2025, the Legacy JV redeemed the remaining outstanding preferred interest, with the Company contributing its proportionate share of $13,864,000 to the Legacy JV. During the years ended December 31, 2024 and 2023, the Legacy JV redeemed certain of the preferred interests and paid accrued dividends, for which the Company contributed $1,320,000 and $940,000, respectively. At December 31, 2025, after redemption, the Legacy JV had no remaining outstanding preferred interests.

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

MVP I, LLC—During 2004, the Company entered into a joint venture agreement with an unrelated third-party to develop Avalon at Mission Bay II, an apartment community located in San Francisco, CA, which completed construction during 2006 and contains 313 apartment homes. The Company has a 25.0% equity interest in the venture. During the year ended December 31, 2025, MVP I, LLC repaid its $103,000,000 outstanding fixed rate mortgage loan at par upon maturity. The equity investors contributed capital in proportion to their ownership interests to repay the outstanding loan.

Brandywine Apartments of Maryland, LLC ("Brandywine")—The Company acquired its interest in Brandywine as part of the Archstone Acquisition. Brandywine owns a 305 apartment home community located in Washington, D.C. Brandywine is comprised of five members who hold various interests in the joint venture, with the Company having a 28.6% equity interest in Brandywine. Brandywine had an outstanding $17,651,000 fixed rate mortgage loan that is payable by the venture. The Company has not guaranteed the debt of Brandywine, nor does the Company have any obligation to fund this debt should Brandywine be unable to do so.

Avalon Alderwood MF Member, LLC—During 2019, the Company entered into a joint venture to develop, own, and operate Avalon Alderwood Place, an apartment community located in Lynnwood, WA, which completed construction during 2022 and contains 328 apartment homes. The Company owned a 50% interest in the venture prior to acquiring its joint venture partner's 50% interest during the year ended December 31, 2025 for a purchase price of $71,250,000 accounted for under the cost accumulation method. With the buyout of the joint venture partner's interest, Avalon Alderwood Place is now a wholly owned community and consolidated for financial reporting purposes.

Arts District Joint Venture—During 2020, the Company entered into a joint venture to develop, own, and operate AVA Arts District, an apartment community located in Los Angeles, CA, which completed construction and contains 475 apartment homes and 57,000 square feet of commercial space. As of December 31, 2025, the Company has a 25.0% interest in the venture. In June 2025, the Arts District joint venture secured a variable rate loan of up to $173,000,000. The outstanding borrowing is subject to an interest rate cap, which will limit the interest rate to 8.2%, based on the current borrowing spread. The loan matures in July 2028 and has two one-year extension options, subject to certain conditions. The joint venture used the proceeds to repay its outstanding $158,735,000, variable rate construction loan which was scheduled to mature in August 2025. The Company has provided the lender a partial payment guarantee for 25% of the loan's maximum borrowing capacity, on behalf of the venture. Any amounts payable under the 25% loan guarantee by the Company are obligations of the joint venture partners in proportion to their ownership interest, and in the event the Company is obligated to perform under its loan guarantee, its joint venture partner is obligated to reimburse the Company for 75% of amounts paid. As of December 31, 2025, the loan had an outstanding principal balance of $162,104,000. The venture is an unconsolidated VIE as the Company is not the primary beneficiary due to shared control and decision making with its venture partner. The Company and its venture partner share decision making authority for all significant aspects of the venture's activities including, but not limited to, changes in ownership, changes to the development plan or budget, and major operating decisions including annual business plans.

Property Technology and Environmental Investments—The Company has invested $72,428,000 in various third-party property technology and sustainability focused companies directly and indirectly through investment management funds. The Company’s interest in each individual investment is minor such that the Company does not have influence over operating or financial policies of the investments. In addition, as of December 31, 2025, the Company had $46,287,000 in outstanding equity commitments, with the timing and amount for these commitments to be fulfilled dependent on if, and when, investment opportunities are identified by the respective funds. During the years ended December 31, 2025, 2024 and 2023, the Company recognized realized and unrealized gains of $39,247,000, $33,137,000 and $4,161,000, respectively, related to these investments, which was reported as a component of income from unconsolidated investments on the accompanying Consolidated Statements of Comprehensive Income.

6. Real Estate Disposition Activities

Details regarding the real estate sales, which resulted in a net gain in accordance with GAAP of $335,713,000, excluding residential condominiums at The Park Loggia and post disposition gain (loss) true ups, are summarized in the following table (dollars in thousands):

Community name	Location	Period of sale	Apartment Homes	Gross sales price	Gain (Loss) on disposition (1)	Commercial square feet
Avalon Wilton on River Road	Wilton, CT	Q1 2025	102	$65,100	$56,476	—
Avalon Wesmont Station I & II	Wood-Ridge, NJ	Q2 2025	406	161,500	99,636	18,000
Avalon at Gallery Place	Washington D.C.	Q3 2025	203	87,100	63,026	9,000
Avalon First and M	Washington D.C.	Q3 2025	469	181,750	41,499	4,000
AVA NoMa	Washington D.C.	Q3 2025	438	142,480	31,051	7,000
Avalon Brooklyn Bay	Brooklyn, NY	Q3 2025	180	74,500	(1,668)	—
Archstone Redmond Lakeview	Redmond, WA	Q3 2025	166	63,250	34,454	—
AVA H Street	Washington D.C.	Q3 2025	138	36,000	12,175	—
Other real estate	Multiple	2025	N/A	—	4,241	—
Total of 2025 asset sales			2,102	$811,680	$340,890	38,000

Total of 2024 asset sales			1,532	$726,200	$363,208	24,000

Total of 2023 asset sales			987	$446,000	$287,587	27,000

(1)    Gain (Loss) on disposition was reported in gain on sale of communities, net on the accompanying Consolidated Statements of Comprehensive Income.

As of December 31, 2025, the Company had three real estate assets that qualified as held for sale.

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

In 2022 and early 2023, the Company was named as a defendant in cases brought by private litigants alleging antitrust violations by RealPage, Inc. and owners and/or operators of multifamily housing which utilize revenue management systems provided by RealPage, Inc. The Company engaged with the plaintiffs' counsel to explain why it believed that these cases were without merit as they pertained to the Company. Following these discussions, the plaintiffs filed a notice of voluntary dismissal in July 2023, which resulted in the Company being dismissed without prejudice from these cases. Subsequently, on November 1, 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc. and a number of owners and/or operators of multifamily housing in the District of Columbia, including the Company, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data (the "D.C. Antitrust Litigation"). The court has denied the Company’s motions to dismiss and for judgment on the pleadings.

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

While the Company intends to vigorously defend against the D.C. Antitrust Litigation, the Maryland Antitrust Litigation and the New Jersey Antitrust Litigation, the Company is unable to predict the outcome or estimate the amount of loss, if any, that may result from the lawsuits.

The Company is involved in various other claims and/or administrative proceedings that arise in the ordinary course of its business. While no assurances can be given, the Company does not currently believe that any of these other outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

Lease Obligations

The Company owns seven apartment communities, two commercial properties and one development community located on land subject to ground leases expiring between July 2046 and May 2123. The Company has purchase options for all ground leases expiring prior to 2062. The ground leases for six of the seven apartment communities, the two commercial properties and one development community are operating leases, with rental expense recognized on a straight-line basis over the lease term. In addition, the Company is party to 13 leases for its corporate and regional offices with varying terms through 2033, all of which are operating leases. During the year ended December 31, 2025, the Company did not enter into any new ground leases.

During the year ended December 31, 2024, the Company entered into a new ground lease at Avalon Mission Valley, a development community in San Diego, CA, expiring May 2123, resulting in minimum lease payments over the term of the lease of $155,600,000. During the year ended December 31, 2025, the Company reached a construction milestone under the ground lease which activated a completion guaranty, obligating the Company to complete construction of the community and certain off-site infrastructure improvements prior to May 2030.

As of December 31, 2025 and 2024, the Company had total operating lease assets of $119,888,000 and $126,572,000, respectively, and lease obligations of $145,319,000 and $153,333,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Consolidated Balance Sheets. The Company incurred costs of $14,827,000, $16,298,000 and $16,342,000 for the years ended December 31, 2025, 2024 and 2023, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease and four leases for portions of parking garages adjacent to apartment communities, that are finance leases. As of December 31, 2025 and 2024, the Company had total finance lease assets of $27,649,000 and $28,082,000, respectively, and total finance lease obligations of $19,881,000 and $19,949,000, respectively, reported as components of right of use lease assets and lease liabilities on the accompanying Consolidated Balance Sheets.

The following table details the weighted average remaining lease term and discount rates for the Company’s ground and office leases:

Weighted-average remaining lease term - finance leases	20 years
Weighted-average remaining lease term - operating leases	52 years
Weighted-average discount rate - finance leases	4.63%
Weighted-average discount rate - operating leases	5.20%

The following table details the future minimum payments of the Company's current leases as of December 31, 2025 (dollars in thousands):

	Operating Leases	Financing Leases
2026	$15,653	$1,091
2027	15,732	1,095
2028	14,838	1,096
2029	13,887	1,099
2030	12,742	1,101
Thereafter	392,364	33,562
Total	465,216	39,044
Less discount for time value	(319,897)	(19,163)
Lease liability	$145,319	$19,881

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

•Same Store is composed of consolidated communities where a comparison of operating results from the prior year to the current year is meaningful as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year. For the year ended December 31, 2025, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2024, are not conducting or are not expected to conduct substantial redevelopment activities and are not held for sale as of December 31, 2025. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one year anniversary of completion of development or redevelopment.

•Other Stabilized is composed of completed consolidated communities that the Company owns and that are not Same Store but that had stabilized occupancy, as defined above, as of January 1, 2025, or which were acquired during the years ended December 31, 2025 or 2024. Other Stabilized excludes communities that are conducting or are probable to conduct substantial redevelopment activities within the fiscal year.

•Development/Redevelopment is composed of (i) consolidated communities that are either currently under construction, or were under construction during the fiscal year, which may be partially or fully complete and operating, (ii) consolidated communities where substantial redevelopment is in progress or is probable to begin during the fiscal year and (iii) communities that have been complete for less than one year and did not have stabilized occupancy, as defined above, as of January 1, 2025.

In addition, the Company owns land for future development and has other corporate assets that are not allocated to an operating segment.

The Company's segment disclosures present the measure(s) used by the Chief Operating Decision Maker ("CODM") for assessing each segment's performance. The Company's CODM is comprised of several members of its executive management team, including its Chief Executive Officer and President, Chief Financial Officer, Chief Investment Officer, Chief Operating Officer, and Executive Vice President- Portfolio and Asset Management. The CODM uses net operating income ("NOI") as the primary financial measure for Same Store communities and Other Stabilized communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), property management and other indirect operating expenses, net of corporate income, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from unconsolidated investments, Structured Investment Program interest income, depreciation expense, income tax expense (benefit), casualty and impairment loss, gain on sale of communities, net, other real estate activity and net operating income from real estate assets sold or held for sale. The CODM evaluates the Company's financial performance on a consolidated residential and commercial basis. The commercial results attributable to the non-apartment components of the Company's mixed-use communities and other nonresidential operations represent 1.6%, 1.7% and 1.8% of total NOI for the years ended December 31, 2025, 2024 and 2023, respectively. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income and consistent with how the Company's CODM evaluates total NOI.

A reconciliation of NOI to net income for years ended December 31, 2025, 2024 and 2023 is as follows (dollars in thousands):

	For the year ended December 31,
	2025	2024	2023
Net income	$1,056,599	$1,082,175	$928,438
Property management and other indirect operating expenses, net of corporate income	147,548	162,594	134,312
Expensed transaction, development and other pursuit costs, net of recoveries	10,846	18,341	33,479
Interest expense, net	259,181	226,589	205,992
Loss on extinguishment of debt, net	—	—	150
General and administrative expense	86,679	77,697	76,534
Income from unconsolidated investments	(39,691)	(32,231)	(8,436)
Structured Investment Program interest income	(27,476)	(18,451)	(5,018)
Depreciation expense	913,376	846,853	816,965
Income tax (benefit) expense	(1,135)	445	10,153
Casualty and impairment loss	1,276	2,935	9,118
Gain on sale of communities, net	(335,713)	(363,300)	(287,424)
Other real estate activity	(4,131)	(753)	(174)
Net operating income from real estate assets sold or held for sale	(46,410)	(92,814)	(123,303)
Net operating income	$2,020,949	$1,910,080	$1,790,786

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the year ended December 31,
	2025	2024	2023

Rental income from real estate assets sold or held for sale	$72,019	$140,404	$180,888
Operating expenses from real estate assets sold or held for sale	(25,609)	(47,590)	(57,585)
Net operating income from real estate assets sold or held for sale	$46,410	$92,814	$123,303

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table details the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at December 31, 2025 for the years ended December 31, 2025 and 2024 and at December 31, 2024 for the year ended December 31, 2023. Segment information for the years ended December 31, 2025, 2024 and 2023 has been adjusted to exclude the real estate assets that were sold from January 1, 2023 through December 31, 2025, or otherwise qualify as held for sale as of December 31, 2025, as described in Note 6, "Real Estate Disposition Activities."

	For the year ended December 31, 2025
	Same Store	Other Stabilized	Development / Redevelopment	Total (1) (2)
Total Revenue	$2,739,511	$174,615	$47,538	$2,961,664
Same Store Operating Expense
Property Taxes	(306,405)			(306,405)
Payroll	(156,693)			(156,693)
Repairs & Maintenance	(159,930)			(159,930)
Utilities	(112,313)			(112,313)
Office Operations	(62,249)			(62,249)
Insurance	(42,098)			(42,098)
Marketing	(16,929)			(16,929)
Same Store Operating Expense	(856,617)	—	—	(856,617)
Non-Same Store Operating Expense	—	(61,014)	(23,084)	(84,098)
Total Expenses	(856,617)	(61,014)	(23,084)	(940,715)
Total NOI	$1,882,894	$113,601	$24,454	$2,020,949
Gross Real Estate	$23,850,464	$2,592,636	$2,675,257	$29,118,357

	For the year ended December 31, 2024
	Same Store	Other Stabilized	Development / Redevelopment	Total (1) (2)
Total Revenue	$2,673,271	$83,334	$9,667	$2,766,272
Same Store Operating Expense
Property Taxes	(303,406)			(303,406)
Payroll	(150,476)			(150,476)
Repairs & Maintenance	(146,516)			(146,516)
Utilities	(106,687)			(106,687)
Office Operations	(62,250)			(62,250)
Insurance	(39,434)			(39,434)
Marketing	(15,259)			(15,259)
Same Store Operating Expense	(824,028)	—	—	(824,028)
Non-Same Store Operating Expense	—	(26,305)	(5,859)	(32,164)
Total Expenses	(824,028)	(26,305)	(5,859)	(856,192)
Total NOI	$1,849,243	$57,029	$3,808	$1,910,080
Gross Real Estate	$23,563,613	$1,618,830	$1,519,907	$26,702,350

	For the year ended December 31, 2023
	Same Store	Other Stabilized	Development / Redevelopment	Total (1) (2)
Total Revenue	$2,494,804	$78,325	$6,170	$2,579,299
Same Store Operating Expense
Property Taxes	(278,381)			(278,381)
Payroll	(145,542)			(145,542)
Repairs & Maintenance	(135,751)			(135,751)
Utilities	(88,642)			(88,642)
Office Operations	(61,676)			(61,676)
Insurance	(34,941)			(34,941)
Marketing	(14,151)			(14,151)
Same Store Operating Expense	(759,084)	—	—	(759,084)
Non-Same Store Operating Expense	—	(24,587)	(4,842)	(29,429)
Total Expenses	(759,084)	(24,587)	(4,842)	(788,513)
Total NOI	$1,735,720	$53,738	$1,328	$1,790,786
Gross Real Estate	$22,236,978	$1,269,462	$1,600,314	$25,106,754
________________________

(1)Does not include non-allocated revenue. Non-allocated revenue represents third-party property management, developer fees and miscellaneous income and other ancillary items which are not allocated to a reportable segment. Non-allocated revenue is $7,042, $7,081 and $7,722 for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Does not include non-allocated gross real estate and land held for development. Non-allocated gross real estate is $99,952, $118,341 and $70,822 for the years ended December 31, 2025, 2024 and 2023, respectively. Land held for development gross real estate is $123,751, $151,922 and $199,062 for the years ended December 31, 2025, 2024 and 2023, respectively.

9. Stock-Based Compensation Plans

The Company's Plan includes an authorization to issue shares of the Company's common stock, par value $0.01 per share. At December 31, 2025, the Company had 4,497,534 shares remaining available to issue under the Plan, exclusive of shares that may be issued to satisfy currently outstanding awards such as stock options or performance awards. The Plan provides for equity awards to associates, officers, non-employee directors and other key personnel of the Company and its subsidiaries in the form of restricted stock, restricted stock units, stock options that qualify as incentive stock options ("ISOs") under Section 422 of the Code, non-qualified stock options, stock appreciation rights and performance awards, among others. The Plan expires in 2027, however before its expiration the Company expects to amend the plan or adopt a new plan to allow for continued grants of equity awards.

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

Information with respect to stock options granted under the Plan is as follows:

	Options	Weighted average exercise price per option
Options Outstanding at December 31, 2022	293,813	$181.85
Granted (1)	15,744	177.83
Exercised	(5,773)	163.56
Forfeited	—	—
Options Outstanding at December 31, 2023	303,784	$181.99
Granted (1)	13,759	172.11
Exercised	(41,619)	179.89
Forfeited	—	—
Expired	(5,062)	180.32
Options Outstanding at December 31, 2024	270,862	$181.84
Granted (1)	9,473	221.58
Exercised	(8,759)	180.32
Forfeited	—	—
Options Outstanding at December 31, 2025	271,576	$183.28
Options Exercisable:
December 31, 2023	279,894	$180.97
December 31, 2024	246,877	$181.82
December 31, 2025	249,486	$182.29
__________________________________

(1)All options are from recipient elections to receive a portion of earned restricted stock awards in the form of stock options.

The Company used the Black-Scholes Option Pricing model to determine the grant date fair value of options. The assumptions used are as follows:

2025
Dividend yield	3.5%
Estimated volatility	30.1%
Risk free rate	4.06%
Expected life of options	5 years
Estimated fair value	$50.92

The following summarizes the exercise prices and contractual lives of options outstanding as of December 31, 2025:

The Plan Number of Options	Range—Exercise Price			Weighted Average Remaining Contractual Term (in years)
252,310	$172.00	-	$181.99	5.4
9,473	$221.00	-	$230.99	9.2
9,793	$236.00	-	$245.99	6.1
271,576

Options outstanding at December 31, 2025 had an intrinsic value of $384,000. Options exercisable had an intrinsic value of $292,000 and had a weighted average contractual life of 5.3 years. The intrinsic value of options exercised under the Plan during 2025, 2024 and 2023 was $288,000, $1,394,000 and $113,000, respectively.

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2022	279,067	$225.46
Granted	90,215	193.85
Change in awards based on performance (1)	(31,345)	241.49
Converted to shares of common stock	(60,016)	238.71
Forfeited	(2,719)	212.05
Outstanding at December 31, 2023	275,202	$210.52
Granted	95,782	185.97
Change in awards based on performance (1)	30,375	216.50
Converted to shares of common stock	(146,725)	201.07
Forfeited	(4,511)	201.41
Outstanding at December 31, 2024	250,123	$207.55
Granted	79,077	222.89
Change in awards based on performance (1)	34,016	257.33
Converted to shares of common stock	(103,332)	254.95
Forfeited	(3,507)	196.08
Outstanding at December 31, 2025	256,377	$199.94
_________________________________
(1)     Represents the change in the number of performance awards earned based on performance achievement.

The Company grants performance awards based on (i) the total shareholder return metrics for the Company’s common stock or (ii) financial metrics related to operating performance, net asset value and leverage metrics of the Company. The number of performance awards granted that are based on total shareholder return metrics and financial metrics are as follows:

	2025	2024	2023
Total shareholder return metrics	43,495	52,683	49,611
Financial metrics	35,582	43,099	40,604
Total granted	79,077	95,782	90,215

The Company used a Monte Carlo model to assess the compensation cost associated with the portion of the performance awards granted for which achievement will be determined by using total shareholder return measures. The assumptions used are as follows:

	2025	2024	2023
Dividend yield	3.2%	3.9%	3.7%
Estimated volatility over the life of the plan (1)	20.4% - 21.6%	20.5% - 22.8%	22.9% - 26.1%
Risk free rate	4.00% - 4.01%	3.92% - 4.59%	4.35% - 4.61%
Estimated performance award value based on total shareholder return measure	$224.11	$189.47	$206.97
_________________________________
(1)     Estimated volatility over the life of the plan is using 50% historical volatility and 50% implied volatility.

For the portion of the performance awards granted for which achievement will be determined by using financial metrics, the compensation cost was based on an average grant date value of $221.58, $175.54 and $177.83, for the years ended December 31, 2025, 2024 and 2023, respectively, and the Company's estimate of corporate achievement for the financial metrics.

Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2022	161,714	$210.97	26,370
Granted	93,146	177.70	—
Vested	(79,450)	207.93	(26,370)
Forfeited	(2,119)	194.78	—
Outstanding at December 31, 2023	173,291	$194.68	—
Granted	104,081	173.14	—
Vested	(90,582)	194.89	—
Forfeited	(4,408)	181.73	—
Outstanding at December 31, 2024	182,382	$182.59	—
Granted	79,928	221.17	—
Vested	(92,015)	191.69	—
Forfeited	(3,116)	197.01	—
Outstanding at December 31, 2025	167,179	$195.76	—

Total employee stock-based compensation cost recognized in income was $26,614,000, $25,390,000 and $27,417,000 for the years ended December 31, 2025, 2024 and 2023, respectively, and total capitalized stock-based compensation cost was $11,459,000, $11,117,000 and $10,906,000 for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, there was a total unrecognized compensation cost of $28,107,000 for unvested restricted stock, stock options and performance awards, which is expected to be recognized over a weighted average period of 1.8 years. The Company reverses any previously recognized compensation cost for forfeitures as they occur.

Employee Stock Purchase Plan

In October 1996, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan (as amended, the "ESPP"). Initially, 1,000,000 shares of common stock were reserved for issuance, and as of December 31, 2025, there are 529,908 shares remaining available for issuance under the ESPP. Employees of the Company generally are eligible to participate in the ESPP if, as of the last day of the applicable purchase period, they have been employed by the Company for at least one calendar month. Under the ESPP, eligible employees can acquire shares of the Company's common stock through payroll deductions, subject to maximum purchase limitations, during two purchase periods. The first purchase period begins January 1 and ends June 10, and the second purchase period begins July 1 and ends December 10. The purchase price for common stock under the plan is 85% of the lesser of the fair market value of the Company's common stock on the first or the last day of the applicable purchase period. The offering dates, purchase dates and duration of purchase periods may be changed if the change is announced prior to the beginning of the affected date or purchase period. The Company issued 20,094, 19,014 and 23,059 shares and recognized compensation expense of $575,000, $859,000 and $911,000 under the ESPP for the years ended December 31, 2025, 2024 and 2023, respectively. The Company accounts for transactions under the ESPP using the fair value method prescribed by accounting guidance applicable to entities that use employee share purchase plans.

10. Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities and provides other real estate related services to third parties, for which it receives asset management, property management, construction, development and redevelopment fee revenue. From these entities, the Company earned fees of $7,042,000, $7,081,000 and $7,722,000 for the years ended December 31, 2025, 2024 and 2023, respectively. In addition, the Company had outstanding receivables associated with its property and construction management roles of $1,395,000 and $1,680,000 as of December 31, 2025 and 2024, respectively.

Director Compensation

Directors of the Company who are also employees receive no additional compensation for their services as a director. Following each annual meeting of stockholders, non-employee directors receive (i) a number of shares of restricted stock (or deferred stock units) having a value of $200,000 and (ii) a cash payment of $100,000, payable in equal quarterly installments of

$25,000. The number of shares of restricted stock (or deferred stock units) is calculated based on the closing price on the day of the award. Non-employee directors may elect to receive all or a portion of cash payments in the form of deferred stock units. Additionally, the non-executive Chairman receives an additional annual fee of $250,000 payable in equal quarterly installments of $62,500, the Lead Independent Director receives in the aggregate an additional annual fee of $50,000 payable in equal quarterly installments of $12,500, the non-employee director serving as the chairperson of the Audit Committee receives an additional annual fee of $30,000 per year payable in equal quarterly installments of $7,500, the non-employee director serving as the chairperson of the Compensation Committee receives an additional annual fee of $25,000 per year payable in equal quarterly installments of $6,250 and the Nominating, Governance and Corporate Responsibility and Investment and Finance Committee chairpersons receive an additional annual fee of $20,000 payable in equal quarterly installments of $5,000.

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount of $2,476,000, $2,397,000 and $2,446,000 for the years ended December 31, 2025, 2024 and 2023, respectively, as a component of general and administrative expense on the accompanying Consolidated Statements of Comprehensive Income. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $910,000, $786,000 and $799,000 on December 31, 2025, 2024 and 2023, respectively, reported as a component of prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

11. Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Hedging Derivatives are carried at fair value in the Company's financial statements. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A- or better credit rating by the Standard & Poor's Ratings Group or equivalent, and monitors the credit ratings of counterparties and the exposure of the Company to any single entity. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. The Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility. The Hedging Derivatives credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, which the Company concluded are not significant. As a result, the Company determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at December 31, 2025 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps
Notional balance	$391,846	$550,000
Weighted average interest rate (1)	4.0%	N/A
Weighted average capped/swapped interest rate	6.7%	3.5%
Earliest maturity date	February 2026	April 2029
Latest maturity date	January 2027	April 2029
_________________________________
(1)For debt hedged by interest rate caps, represents the weighted average interest rate on the hedged debt prior to any impact of the associated interest rate caps.

The following derivative activity occurred during the year ended December 31, 2025:

•The Company entered into interest rate swap agreements with a notional amount of $550,000,000 to reduce the impact of variability in interest rates on the Term Loan, which the Company expects to remain outstanding through maturity of the Term Loan.

•In connection with the issuance of the Company's $400,000,000 unsecured notes in July 2025 maturing in August 2035, the Company terminated $200,000,000 of interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of the unsecured notes, receiving payments of $4,099,000 in July 2025 which will be recognized over the life of the unsecured notes as a reduction in the effective interest rate. Of the $200,000,000 forward interest rate swap agreements terminated, $100,000,000 were entered into during the year ended December 31,

2025. The Company has deferred these gains in accumulated other comprehensive income on the accompanying Consolidated Balance Sheets, and is recognizing the impact as a component of interest expense, net, over the term of the respective hedged debt.

•In connection with the issuance of the Company's $400,000,000 unsecured notes in December 2025 maturing in December 2030, the Company entered into and terminated $100,000,000 of interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of the unsecured notes, receiving payments of $242,000 in November 2025 which will be recognized over the life of the unsecured notes as a reduction in the effective interest rate. The Company has deferred these gains in accumulated other comprehensive income on the accompanying Consolidated Balance Sheets, and is recognizing the impact as a component of interest expense, net, over the term of the respective hedged debt.

The Company had certain derivatives not designated as hedges during the years ended December 31, 2025, 2024 and 2023, for which fair value changes during each of the respective years were not material.

Cash flow hedge gains reclassified from accumulated other comprehensive income into earnings were $3,330,000 and $471,000 for the years ended December 31, 2025 and 2024. Cash flow hedge losses reclassified from accumulated other comprehensive income into earnings were $1,360,000 for the year ended December 31, 2023.

The Company anticipates reclassifying approximately $2,478,000 of net hedging gains from accumulated other comprehensive income into earnings within the next 12 months as an offset to the hedged item during this period.

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

Equity Securities

The Company has direct equity investments in third-party property technology companies. These investments are accounted for using the measurement alternative and are valued at the market price of observable transactions. During the years ended December 31, 2025, 2024 and 2023, the Company recognized unrealized gains of $36,096,000, $21,790,000 and $1,899,000, respectively, related to these investments, which was reported as a component of income from unconsolidated investments on the accompanying Consolidated Statements of Comprehensive Income. As of December 31, 2025, the Company had recorded cumulative fair value adjustments of $67,572,000 for unrealized gains related to equity securities.

Indebtedness

The Company values its fixed rate unsecured debt using quoted market prices, a Level 1 price within the fair value hierarchy. The Company values its mortgage notes payable, the Term Loan and any outstanding amounts under the Credit Facility and Commercial Paper Program using a discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The process also considers credit valuation adjustments to appropriately reflect the Company's nonperformance risk. The Company has concluded that the value of its mortgage notes payable, Term Loan and any outstanding amounts under the Credit Facility and Commercial Paper Program are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy.

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured or disclosed at fair value on a recurring basis (dollars in thousands):

	December 31, 2025
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments
Notes Receivable, net	$259,051	$—	$259,051	$—
Total Assets	$259,051	$—	$259,051	$—

Liabilities
Interest Rate Swaps - Liabilities	$4,046	$—	$4,046	$—
Indebtedness
Fixed rate unsecured debt	7,025,656	7,025,656	—	—
Mortgage notes payable, Commercial Paper and Term Loan	1,970,177	—	1,970,177	—
Total Liabilities	$8,999,879	$7,025,656	$1,974,223	$—

	December 31, 2024
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments
Notes Receivable, net	$223,896	$—	$223,896	$—
Non-Designated Hedges
Interest Rate Caps	24	—	24	—
Interest Rate Swaps - Assets	6,821	—	6,821	—
Total Assets	$230,741	$—	$230,741	$—

Liabilities
Indebtedness
Fixed rate unsecured debt	$6,796,066	$6,796,066	$—	$—
Mortgage notes payable and Commercial Paper Program	660,170	—	660,170	—
Total Liabilities	$7,456,236	$6,796,066	$660,170	$—

12. Subsequent Events

The Company has evaluated subsequent events, through the date on which this Form 10-K was filed, the date on which these financial statements were issued, and identified the items below for discussion. In 2026, the Company had the following activity:

•In January 2026, the Company sold Avalon Sunset Towers, located in San Francisco, CA, containing 243 apartment homes for $105,000,000.

•In February 2026, the Company sold Avalon White Plains, located in White Plains, NY, containing 407 apartment homes for $166,000,000.

•From January 1, 2026 through February 26, 2026, the Company repurchased 637,958 shares of common stock at an average price of $176.85 per share, including fees, for a total of $112,824,000 under the 2025 Stock Repurchase Program. On February 26, 2026, the Company terminated the remaining authorization under the 2025 Stock Repurchase Program and adopted a new stock repurchase program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $1,000,000,000 (the “2026 Stock Repurchase Program”). Purchases of common stock under the 2026 Stock Repurchase Program may occur from time to time at the Company’s discretion. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2026 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(Dollars in thousands)

			2025								2024	2025
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
SAME STORE
NEW ENGLAND
Avalon at Lexington	Lexington, MA	198	$2,124	$12,561	$18,294	$2,124	$30,855	$32,979	$23,856	$9,123	$9,397	$—	1994
eaves Wilmington	Wilmington, MA	204	2,129	17,563	12,669	2,129	30,232	32,361	23,432	8,929	8,956	—	1999
eaves Quincy	Quincy, MA	245	1,743	14,662	18,709	1,743	33,371	35,114	26,235	8,879	10,307	—	1986/1995
eaves Wilmington West	Wilmington, MA	120	3,318	13,465	6,026	3,318	19,491	22,809	14,807	8,002	8,631	—	2002
Avalon at The Pinehills	Plymouth, MA	192	6,876	30,313	12,207	6,876	42,520	49,396	26,836	22,560	23,765	—	2004
eaves Peabody	Peabody, MA	286	4,645	18,919	20,161	4,645	39,080	43,725	25,661	18,064	17,782	—	1962/2004
Avalon at Bedford Center	Bedford, MA	139	4,258	20,551	6,316	4,258	26,867	31,125	19,641	11,484	12,238	—	2006
Avalon at Chestnut Hill	Chestnut Hill, MA	204	14,572	45,868	21,199	14,572	67,067	81,639	39,594	42,045	43,107	—	2007
Avalon at Lexington Hills	Lexington, MA	387	8,691	78,502	22,847	8,691	101,349	110,040	64,455	45,585	47,461	—	2008
Avalon Acton	Acton, MA	380	13,124	48,630	14,025	13,124	62,655	75,779	38,843	36,936	39,493	45,000	2008
Avalon at the Hingham Shipyard	Hingham, MA	235	12,218	41,516	17,341	12,218	58,857	71,075	37,312	33,763	35,185	—	2009
Avalon Acton II	Acton, MA	86	1,723	29,375	26	1,723	29,401	31,124	5,749	25,375	26,466	—	2021
Avalon Northborough	Northborough, MA	382	8,144	52,178	13,565	8,144	65,743	73,887	36,466	37,421	38,547	—	2009
Avalon Exeter (1)	Boston, MA	187	—	109,978	5,910	—	115,888	115,888	45,950	69,938	73,163	—	2014
Avalon Natick	Natick, MA	407	15,645	64,845	6,764	15,645	71,609	87,254	31,404	55,850	57,856	—	2013
Avalon at Assembly Row	Somerville, MA	195	8,599	52,454	9,980	8,599	62,434	71,033	26,020	45,013	46,552	—	2015
AVA Somerville	Somerville, MA	250	10,944	56,457	9,618	10,944	66,075	77,019	27,149	49,870	50,751	—	2015
AVA Back Bay	Boston, MA	271	9,034	36,536	54,944	9,034	91,480	100,514	60,425	40,089	42,653	—	1968/1998
Avalon at Prudential Center II	Boston, MA	266	8,776	35,479	67,208	8,776	102,687	111,463	62,514	48,949	52,210	—	1968/1998
Avalon at Prudential Center I	Boston, MA	243	8,002	32,349	59,007	8,002	91,356	99,358	54,803	44,555	47,261	—	1968/1998
eaves Burlington	Burlington, MA	203	7,714	32,499	11,802	7,714	44,301	52,015	20,575	31,440	32,237	—	1988/2012
Avalon Burlington	Burlington, MA	312	15,600	63,549	21,738	15,600	85,287	100,887	37,389	63,498	65,324	—	1989/2013
Avalon Marlborough	Marlborough, MA	350	15,367	59,723	5,507	15,367	65,230	80,597	24,219	56,378	58,252	—	2015
Avalon North Station	Boston, MA	503	22,796	247,270	1,684	22,796	248,954	271,750	74,882	196,868	204,645	—	2017
Avalon Framingham	Framingham, MA	180	9,315	34,604	1,302	9,315	35,906	45,221	12,852	32,369	33,154	—	2015
Avalon Quincy	Quincy, MA	395	14,694	79,655	2,565	14,694	82,220	96,914	26,237	70,677	72,608	—	2017
Avalon Easton	South Easton, MA	290	3,170	60,785	2,987	3,170	63,772	66,942	19,307	47,635	48,807	—	2017
Avalon Residences at the Hingham Shipyard	Hingham, MA	190	8,998	55,366	1,400	8,998	56,766	65,764	15,153	50,611	52,248	—	2019
Avalon Sudbury	Sudbury, MA	250	20,280	66,510	1,477	20,280	67,987	88,267	18,697	69,570	71,743	—	2019
Avalon Saugus	Saugus, MA	280	17,808	72,196	1,750	17,808	73,946	91,754	18,304	73,450	75,704	—	2019
Avalon Norwood	Norwood, MA	198	9,478	51,762	376	9,478	52,138	61,616	12,316	49,300	50,954	—	2020
Avalon Marlborough II	Marlborough, MA	123	5,523	36,175	72	5,523	36,247	41,770	7,380	34,390	35,746	—	2020
Avalon Easton II	South Easton, MA	44	570	14,090	12	570	14,102	14,672	2,224	12,448	12,975	—	2021

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(Dollars in thousands)

			2025								2024	2025
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
Avalon Woburn	Woburn, MA	350	$21,576	$97,848	$1,161	$21,576	$99,009	$120,585	$16,270	$104,315	$108,276	$—	2022
Avalon North Andover	North Andover, MA	221	13,618	63,125	11	13,618	63,136	76,754	7,276	69,478	71,885	—	2023
Avalon Brighton	Boston, MA	180	11,166	77,850	342	11,166	78,192	89,358	8,344	81,014	84,147	—	2023
AVA North Point	Cambridge, MA	265	31,263	83,829	2,526	31,263	86,355	117,618	22,089	95,529	96,336	—	2018/2019
Avalon Bear Hill	Waltham, MA	324	27,350	98,537	31,136	27,350	129,673	157,023	60,856	96,167	98,288	—	1999/2013
TOTAL NEW ENGLAND		9,535	$400,851	$2,107,574	$484,664	$400,851	$2,592,238	$2,993,089	$1,095,522	$1,897,567	$1,965,110	$45,000

METRO NY/NJ
New York City, NY
Avalon Riverview (3)	Long Island City, NY	372	$—	$94,061	$21,901	$—	$115,962	$115,962	$88,595	$27,367	$29,433	$—	2002
Avalon Riverview North (3)	Long Island City, NY	602	—	165,932	22,825	—	188,757	188,757	111,601	77,156	81,586	—	2008
AVA Fort Greene	Brooklyn, NY	631	83,038	216,802	14,660	83,038	231,462	314,500	123,589	190,911	198,019	—	2010
AVA DoBro	Brooklyn, NY	500	76,127	206,762	2,775	76,127	209,537	285,664	70,877	214,787	221,044	—	2017
Avalon Willoughby Square	Brooklyn, NY	326	49,635	134,840	2,280	49,635	137,120	186,755	44,350	142,405	146,091	—	2017
Avalon Midtown West	New York, NY	550	154,730	191,891	42,405	154,730	234,296	389,026	102,925	286,101	293,624	62,500	1998/2013
Avalon Clinton North	New York, NY	339	84,069	111,729	13,003	84,069	124,732	208,801	57,555	151,246	154,989	126,400	2008/2013
Avalon Clinton South	New York, NY	288	71,421	94,948	7,226	71,421	102,174	173,595	48,139	125,456	128,467	104,500	2007/2013
Total New York City, NY		3,608	$519,020	$1,216,965	$127,075	$519,020	$1,344,040	$1,863,060	$647,631	$1,215,429	$1,253,253	$293,400

New York - Suburban
Avalon Commons (2)	Smithtown, NY	312	$4,679	$27,811	$21,265	$4,679	$49,076	$53,755	$37,179	$16,576	$16,197	$—	1997
Avalon Melville	Melville, NY	494	9,228	50,059	29,043	9,228	79,102	88,330	61,006	27,324	28,680	—	1997
Avalon Rockville Centre I	Rockville Centre, NY	349	32,212	78,806	8,866	32,212	87,672	119,884	45,607	74,277	76,914	—	2012
Avalon Garden City	Garden City, NY	204	18,205	49,301	3,343	18,205	52,644	70,849	24,166	46,683	47,850	—	2013
Avalon Huntington Station	Huntington Station, NY	303	21,899	58,429	4,731	21,899	63,160	85,059	24,835	60,224	61,511	—	2014
Avalon Great Neck	Great Neck, NY	191	14,777	65,412	1,863	14,777	67,275	82,052	20,712	61,340	62,472	—	2017
Avalon Rockville Centre II	Rockville Centre, NY	165	7,534	50,981	902	7,534	51,883	59,417	15,841	43,576	45,126	—	2017
Avalon Somers	Baldwin Place, NY	152	5,608	40,591	166	5,608	40,757	46,365	12,263	34,102	35,299	—	2018
Avalon Yonkers	Yonkers, NY	590	28,343	164,203	1,369	28,343	165,572	193,915	35,669	158,246	172,597	—	2021
Avalon Harrison	Harrison, NY	143	14,380	75,914	1,470	14,380	77,384	91,764	10,669	81,095	83,243	—	2023
Avalon Harbor Isle	Island Park, NY	172	18,812	75,401	10	18,812	75,411	94,223	9,728	84,495	88,467	—	2022
Avalon Westbury	Westbury, NY	396	69,620	49,350	18,255	69,620	67,605	137,225	38,196	99,029	99,962	—	2006/2013
Total New York - Suburban		3,471	$245,297	$786,258	$91,283	$245,297	$877,541	$1,122,838	$335,871	$786,967	$818,318	$—

New Jersey
Avalon Cove	Jersey City, NJ	504	$8,760	$82,422	$38,243	$8,760	$120,665	$129,425	$102,535	$26,890	$30,246	$—	1997
eaves West Windsor	West Windsor, NJ	512	5,585	21,752	38,583	5,585	60,335	65,920	42,971	22,949	23,263	—	1988/1993

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(Dollars in thousands)

			2025								2024	2025
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
Avalon at Edgewater I	Edgewater, NJ	168	$5,982	$24,389	$12,341	$5,982	$36,730	$42,712	$26,766	$15,946	$16,377	$—	2002
Avalon Townhome Collection Florham Park	Florham Park, NJ	270	6,647	34,906	19,771	6,647	54,677	61,324	39,951	21,373	22,179	—	2001
Avalon North Bergen	North Bergen, NJ	164	8,984	30,994	2,468	8,984	33,462	42,446	15,605	26,841	27,270	—	2012
Avalon Bloomingdale	Bloomingdale, NJ	174	3,006	27,801	1,799	3,006	29,600	32,606	12,399	20,207	20,930	—	2014
Avalon Wharton	Wharton, NJ	247	2,273	48,609	2,322	2,273	50,931	53,204	19,630	33,574	34,831	—	2015
Avalon Bloomfield Station (1)	Bloomfield, NJ	224	10,701	36,430	4,011	10,701	40,441	51,142	14,549	36,593	36,716	—	2015
Avalon Townhome Collection Roseland	Roseland, NJ	136	11,288	34,868	1,633	11,288	36,501	47,789	13,428	34,361	35,348	—	2015
Avalon Princeton	Princeton, NJ	280	26,461	68,003	2,793	26,461	70,796	97,257	23,256	74,001	75,869	—	2017
Avalon Union	Union, NJ	202	11,695	36,315	2,191	11,695	38,506	50,201	13,367	36,834	37,981	—	2016
Avalon Hoboken	Hoboken, NJ	217	37,237	94,990	4,490	37,237	99,480	136,717	39,319	97,398	99,651	—	2008/2016
Avalon Maplewood	Maplewood, NJ	235	15,179	49,425	4,664	15,179	54,089	69,268	16,998	52,270	52,695	—	2018
Avalon Boonton	Boonton, NJ	350	3,595	89,407	2,251	3,595	91,658	95,253	22,690	72,563	75,547	—	2019
Avalon Teaneck	Teaneck, NJ	248	12,588	60,257	437	12,588	60,694	73,282	14,439	58,843	60,513	—	2020
Avalon Piscataway	Piscataway, NJ	360	14,329	75,897	1,839	14,329	77,736	92,065	20,751	71,314	73,604	—	2019
Avalon Old Bridge	Old Bridge, NJ	252	6,895	64,907	1,462	6,895	66,369	73,264	13,365	59,899	61,822	—	2021
Avalon Somerville Station (1)	Somerville, NJ	374	16,672	98,229	898	16,672	99,127	115,799	13,100	102,699	106,769	—	2023
Avalon at Edgewater II	Edgewater, NJ	240	8,605	60,809	818	8,605	61,627	70,232	17,654	52,578	54,071	—	2018
Total New Jersey		5,157	$216,482	$1,040,410	$143,014	$216,482	$1,183,424	$1,399,906	$482,773	$917,133	$945,682	$—
TOTAL METRO NY/NJ		12,236	$980,799	$3,043,633	$361,372	$980,799	$3,405,005	$4,385,804	$1,466,275	$2,919,529	$3,017,253	$293,400

MID-ATLANTIC
Washington Metro/Baltimore, MD
Avalon at Foxhall	Washington, D.C.	308	$6,848	$27,614	$28,108	$6,848	$55,722	$62,570	$46,433	$16,137	$16,874	$—	1982/1994
eaves Tunlaw Gardens	Washington, D.C.	166	16,430	24,602	1,987	16,430	26,589	43,019	12,891	30,128	30,788	—	1944/2013
The Statesman	Washington, D.C.	281	38,140	38,732	4,457	38,140	43,189	81,329	22,254	59,075	60,389	—	1961/2013
eaves Glover Park	Washington, D.C.	120	9,580	28,082	3,215	9,580	31,297	40,877	14,844	26,033	25,405	—	1953/2013
AVA Van Ness	Washington, D.C.	269	22,890	61,701	24,876	22,890	86,577	109,467	36,891	72,576	74,131	—	1978/2013
eaves Washingtonian Center	North Potomac, MD	288	4,047	18,553	11,065	4,047	29,618	33,665	25,216	8,449	8,817	—	1996
eaves Columbia Town Center I	Columbia, MD	392	8,802	35,536	19,715	8,802	55,251	64,053	36,250	27,803	28,175	—	1986/1993
Avalon at Grosvenor Station	North Bethesda, MD	497	29,159	52,993	16,112	29,159	69,105	98,264	48,166	50,098	50,267	—	2004
Avalon at Traville	Rockville, MD	520	14,365	55,398	14,824	14,365	70,222	84,587	50,322	34,265	34,483	—	2004
AVA Wheaton	Wheaton, MD	319	6,494	69,027	857	6,494	69,884	76,378	21,275	55,103	56,841	—	2018
Kanso Twinbrook	Rockville, MD	238	9,151	56,955	63	9,151	57,018	66,169	10,758	55,411	57,613	—	2021
Avalon Hunt Valley	Hunt Valley, MD	332	10,872	62,974	2,135	10,872	65,109	75,981	20,797	55,184	56,371	—	2017
Avalon Laurel (2)	Laurel, MD	344	10,130	61,685	6,603	10,130	68,288	78,418	20,734	57,684	57,552	—	2017
Avalon Towson	Towson, MD	371	12,906	98,279	188	12,906	98,467	111,373	21,128	90,245	93,746	—	2020

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(Dollars in thousands)

			2025								2024	2025
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
Avalon Fairway Hills - Meadows	Columbia, MD	192	$2,323	$9,297	$11,975	$2,323	$21,272	$23,595	$14,500	$9,095	$7,887	$—	1987/1996
Avalon Fairway Hills - Woods	Columbia, MD	336	3,958	15,839	17,655	3,958	33,494	37,452	24,440	13,012	13,865	—	1987/1996
Avalon Arundel Crossing II	Linthicum Heights, MD	310	12,208	72,422	1,064	12,208	73,486	85,694	23,319	62,375	64,620	—	2018/2018
Avalon 555 President	Baltimore, MD	400	13,168	121,759	128	13,168	121,887	135,055	26,800	108,255	113,743	—	2021
Kanso Silver Spring	Silver Spring, MD	151	3,471	42,108	2,230	3,471	44,338	47,809	11,654	36,155	37,413	—	2009/2019
Avalon Foundry Row	Owings Mills, MD	437	11,132	86,261	17	11,132	86,278	97,410	15,700	81,710	85,280	—	2022
Avalon Arundel Crossing	Linthicum Heights, MD	384	9,933	111,114	1,049	9,933	112,163	122,096	25,857	96,239	100,962	—	2020/2021
Avalon Russett	Laurel, MD	238	10,200	49,834	7,088	10,200	56,922	67,122	28,100	39,022	40,992	32,200	1999/2013
eaves Fair Lakes	Fairfax, VA	420	6,096	24,400	17,364	6,096	41,764	47,860	35,380	12,480	13,628	—	1989/1996
AVA Ballston	Arlington, VA	344	7,291	29,177	29,588	7,291	58,765	66,056	41,472	24,584	25,016	—	1990
eaves Fairfax City	Fairfax, VA	141	2,152	8,907	6,390	2,152	15,297	17,449	12,093	5,356	5,486	—	1988/1997
Avalon Tysons Corner (2)	Tysons Corner, VA	558	13,851	43,397	36,888	13,851	80,285	94,136	52,008	42,128	33,672	—	1996
Avalon at Arlington Square (2)	Arlington, VA	842	22,041	90,296	47,129	22,041	137,425	159,466	91,204	68,262	68,783	—	2001
eaves Fairfax Towers	Falls Church, VA	415	17,889	74,727	18,802	17,889	93,529	111,418	45,934	65,484	67,222	—	1978/2011
Avalon Mosaic	Fairfax, VA	531	33,490	75,801	4,459	33,490	80,260	113,750	32,580	81,170	83,233	—	2014
Avalon Potomac Yard	Alexandria, VA	323	24,225	84,530	2,693	24,225	87,223	111,448	33,952	77,496	79,784	—	2014/2016
Avalon Clarendon	Arlington, VA	300	22,573	99,297	9,757	22,573	109,054	131,627	42,511	89,116	91,786	—	2002/2016
Avalon Dunn Loring	Vienna, VA	440	29,377	120,884	2,635	29,377	123,519	152,896	43,450	109,446	113,080	—	2012/2017
eaves Tysons Corner	Vienna, VA	217	16,030	47,572	5,436	16,030	53,008	69,038	26,810	42,228	42,016	—	1980/2013
AVA Ballston Square (2)	Arlington, VA	714	71,640	225,206	58,020	71,640	283,226	354,866	125,435	229,431	237,093	—	1992/2013
Avalon Courthouse Place	Arlington, VA	564	56,550	185,632	15,875	56,550	201,507	258,057	94,158	163,899	169,625	—	1999/2013
Avalon Arlington North	Arlington, VA	228	21,600	59,076	10,737	21,600	69,813	91,413	28,617	62,796	64,568	—	2014
Avalon Reston Landing	Reston, VA	400	26,710	86,934	15,580	26,710	102,514	129,224	54,030	75,194	77,988	—	2000/2013
Avalon Falls Church (2)	Falls Church, VA	384	39,544	66,160	11,704	39,544	77,864	117,408	25,133	92,275	88,414	—	2016
TOTAL MID-ATLANTIC		13,714	$677,266	$2,522,761	$468,468	$677,266	$2,991,229	$3,668,495	$1,343,096	$2,325,399	$2,377,608	$32,200

SOUTHEAST FLORIDA
Avalon 850 Boca	Boca Raton, FL	370	$21,430	$117,895	$3,884	$21,430	$121,779	$143,209	$39,525	$103,684	$106,556	$—	2017/2017
Avalon Doral	Doral, FL	350	23,375	92,966	534	23,375	93,500	116,875	17,521	99,354	102,281	—	2020
Avalon West Palm Beach	West Palm Beach, FL	290	9,597	94,119	5,264	9,597	99,383	108,980	29,903	79,077	82,000	—	2018/2018
Avalon Bonterra	Hialeah, FL	314	16,655	73,977	2,601	16,655	76,578	93,233	23,327	69,906	70,979	—	2018/2019
Avalon Toscana	Margate, FL	240	9,213	51,480	1,646	9,213	53,126	62,339	14,765	47,574	48,957	—	2016/2019
Avalon Fort Lauderdale	Fort Lauderdale, FL	243	20,029	126,505	3,434	20,029	129,939	149,968	24,138	125,830	130,485	—	2020/2021
Avalon Miramar	Miramar, FL	380	17,959	116,276	1,236	17,959	117,512	135,471	24,765	110,706	115,062	—	2018/2021
Avalon Miramar Park Place	Miramar, FL	650	50,919	245,728	1,559	50,919	247,287	298,206	49,933	248,273	258,233	—	2022/2022
TOTAL SOUTHEAST FLORIDA		2,837	$169,177	$918,946	$20,158	$169,177	$939,104	$1,108,281	$223,877	$884,404	$914,553	$—

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(Dollars in thousands)

			2025								2024	2025
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
DENVER,CO
Avalon Denver West	Lakewood, CO	252	$8,047	$69,373	$3,445	$8,047	$72,818	$80,865	$24,492	$56,373	$57,900	$—	2016/2017
Avalon Castle Rock at the Meadows	Castle Rock, CO	240	8,527	65,325	1,194	8,527	66,519	75,046	20,539	54,507	56,545	—	2018/2018
Avalon Red Rocks	Littleton, CO	256	4,461	71,477	1,588	4,461	73,065	77,526	22,528	54,998	56,268	—	2018/2018
Avalon Southlands	Aurora, CO	338	5,101	86,653	1,783	5,101	88,436	93,537	26,548	66,989	68,668	—	2018/2019
AVA RiNo	Denver, CO	246	15,152	71,662	604	15,152	72,266	87,418	11,173	76,245	78,529	—	2022
Avalon Flatirons	Lafayette, CO	207	7,390	88,438	601	7,390	89,039	96,429	15,175	81,254	84,673	—	2020/2022
TOTAL DENVER, CO		1,539	$48,678	$452,928	$9,215	$48,678	$462,143	$510,821	$120,455	$390,366	$402,583	$—

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek	Redmond, WA	264	$6,786	$27,641	$12,077	$6,786	$39,718	$46,504	$33,232	$13,272	$13,295	$—	1998/1998
Avalon Bellevue	Bellevue, WA	201	6,664	24,119	8,723	6,664	32,842	39,506	25,971	13,535	14,705	—	2001
eaves RockMeadow (2)	Bothell, WA	206	4,777	19,765	10,013	4,777	29,778	34,555	21,983	12,572	11,265	—	2000/2000
Avalon ParcSquare	Redmond, WA	124	3,789	15,139	7,297	3,789	22,436	26,225	17,114	9,111	8,682	—	2000/2000
Avalon Meydenbauer	Bellevue, WA	368	12,697	77,450	13,006	12,697	90,456	103,153	52,718	50,435	50,802	—	2008
Avalon Towers Bellevue (3)	Bellevue, WA	397	—	123,029	11,008	—	134,037	134,037	68,905	65,132	68,324	—	2011
AVA Queen Anne	Seattle, WA	203	12,081	41,618	2,603	12,081	44,221	56,302	21,424	34,878	36,135	—	2012
Avalon Alderwood I	Lynnwood, WA	367	12,294	55,627	2,284	12,294	57,911	70,205	22,464	47,741	48,933	—	2015
AVA Capitol Hill	Seattle, WA	249	20,613	59,986	2,220	20,613	62,206	82,819	22,390	60,429	62,049	—	2016
Avalon Esterra Park	Redmond, WA	482	23,178	112,986	2,660	23,178	115,646	138,824	38,203	100,621	103,858	—	2017
Avalon Alderwood II	Lynnwood, WA	124	5,072	21,418	505	5,072	21,923	26,995	7,111	19,884	20,377	—	2016
Avalon Newcastle Commons I	Newcastle, WA	378	9,649	111,600	3,061	9,649	114,661	124,310	34,127	90,183	93,082	—	2017
Avalon Belltown Towers	Seattle, WA	274	24,638	121,064	1,509	24,638	122,573	147,211	29,924	117,287	121,084	—	2019
AVA Esterra Park	Redmond, WA	323	16,405	74,568	583	16,405	75,151	91,556	19,321	72,235	74,188	—	2019
Avalon Newcastle Commons II	Newcastle, WA	293	6,982	99,831	687	6,982	100,518	107,500	18,374	89,126	92,725	—	2021
Avalon North Creek	Bothell, WA	316	13,498	69,013	213	13,498	69,226	82,724	16,828	65,896	68,008	—	2020
eaves Redmond Campus	Redmond, WA	374	15,665	84,852	29,514	15,665	114,366	130,031	54,498	75,533	79,094	—	1991/2013
TOTAL PACIFIC NORTHWEST		4,943	$194,788	$1,139,706	$107,963	$194,788	$1,247,669	$1,442,457	$504,587	$937,870	$966,606	$—

NORTHERN CALIFORNIA
San Jose, CA
Avalon Campbell	Campbell, CA	348	$11,830	$47,825	$18,028	$11,830	$65,853	$77,683	$53,204	$24,479	$25,118	$—	1995
eaves San Jose	San Jose, CA	442	12,920	53,047	21,985	12,920	75,032	87,952	56,087	31,865	33,399	—	1985/1996
Avalon on the Alameda	San Jose, CA	307	6,119	50,214	16,758	6,119	66,972	73,091	53,671	19,420	20,138	—	1999
Avalon Silicon Valley	Sunnyvale, CA	714	20,713	99,573	43,293	20,713	142,866	163,579	110,891	52,688	56,039	—	1998
Avalon Mountain View	Mountain View, CA	248	9,755	39,387	16,729	9,755	56,116	65,871	45,899	19,972	18,884	—	1986

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(Dollars in thousands)

			2025								2024	2025
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
eaves Creekside	Mountain View, CA	300	$6,546	$26,263	$24,748	$6,546	$51,011	$57,557	$39,538	$18,019	$18,512	$—	1962/1997
Avalon at Cahill Park	San Jose, CA	218	4,765	47,600	6,393	4,765	53,993	58,758	41,649	17,109	18,071	—	2002
Avalon Towers on the Peninsula	Mountain View, CA	211	9,560	56,136	17,112	9,560	73,248	82,808	51,940	30,868	33,201	—	2002
Avalon Morrison Park	San Jose, CA	250	13,837	64,521	3,858	13,837	68,379	82,216	27,704	54,512	55,227	—	2014
Avalon Willow Glen	San Jose, CA	412	46,060	85,637	6,543	46,060	92,180	138,240	48,566	89,674	92,429	—	2002/2013
eaves West Valley	San Jose, CA	873	90,890	138,555	14,391	90,890	152,946	243,836	77,275	166,561	169,311	—	1970/2013
eaves Mountain View at Middlefield	Mountain View, CA	404	64,070	73,438	16,490	64,070	89,928	153,998	50,141	103,857	106,151	—	1969/2013
Total San Jose, CA		4,727	$297,065	$782,196	$206,328	$297,065	$988,524	$1,285,589	$656,565	$629,024	$646,480	$—

East Bay, CA
Avalon Fremont (2)	Fremont, CA	308	$10,746	$43,399	$34,107	$10,746	$77,506	$88,252	$51,668	$36,584	$37,059	$—	1992/1994
eaves Dublin (2)	Dublin, CA	204	5,276	19,642	28,080	5,276	47,722	52,998	27,150	25,848	26,621	—	1989/1997
eaves Pleasanton (2)	Pleasanton, CA	460	11,610	46,552	57,091	11,610	103,643	115,253	62,462	52,791	53,818	—	1988/1994
eaves Union City	Union City, CA	208	4,249	16,820	7,213	4,249	24,033	28,282	20,370	7,912	7,717	—	1973/1996
eaves Fremont	Fremont, CA	237	6,581	26,583	14,454	6,581	41,037	47,618	33,744	13,874	14,359	—	1985/1994
Avalon Union City	Union City, CA	439	14,732	104,024	9,215	14,732	113,239	127,971	62,626	65,345	68,623	—	2009
Avalon Walnut Creek (3)	Walnut Creek, CA	422	—	148,846	9,934	—	158,780	158,780	83,240	75,540	79,649	4,868	2010
Avalon Dublin Station	Dublin, CA	253	7,772	72,142	4,072	7,772	76,214	83,986	30,543	53,443	54,541	—	2014
Avalon Dublin Station II	Dublin, CA	252	7,762	76,587	2,997	7,762	79,584	87,346	26,558	60,788	62,213	—	2016
Avalon Public Market (1)	Emeryville, CA	289	27,394	145,898	689	27,394	146,587	173,981	33,019	140,962	145,325	—	2020
Avalon Walnut Creek II (3)	Walnut Creek, CA	200	—	112,768	795	—	113,563	113,563	23,040	90,523	94,760	—	2020
eaves Walnut Creek	Walnut Creek, CA	510	30,320	86,475	16,471	30,320	102,946	133,266	48,784	84,482	87,164	—	1987/2013
Avalon Walnut Ridge I	Walnut Creek, CA	106	9,860	20,630	5,605	9,860	26,235	36,095	12,402	23,693	24,541	—	2000/2013
Avalon Walnut Ridge II	Walnut Creek, CA	360	27,190	60,209	11,893	27,190	72,102	99,292	35,050	64,242	66,282	—	1989/2013
Total East Bay, CA		4,248	$163,492	$980,575	$202,616	$163,492	$1,183,191	$1,346,683	$550,656	$796,027	$822,672	$4,868

San Francisco, CA
AVA Nob Hill	San Francisco, CA	185	$5,403	$21,567	$12,658	$5,403	$34,225	$39,628	$27,562	$12,066	$13,470	$—	1990/1995
eaves Foster City	Foster City, CA	290	7,852	31,445	19,085	7,852	50,530	58,382	39,994	18,388	19,045	—	1973/1994
eaves Pacifica	Pacifica, CA	220	6,125	24,792	8,329	6,125	33,121	39,246	28,057	11,189	10,359	—	1971/1995
Avalon at Mission Bay I	San Francisco, CA	250	14,029	78,452	13,328	14,029	91,780	105,809	70,083	35,726	37,589	—	2003
Avalon at Mission Bay III	San Francisco, CA	261	28,687	119,156	3,888	28,687	123,044	151,731	67,544	84,187	86,627	—	2009
Avalon Ocean Avenue	San Francisco, CA	173	5,544	50,906	4,559	5,544	55,465	61,009	25,972	35,037	36,227	—	2012
AVA 55 Ninth	San Francisco, CA	273	20,267	97,321	2,232	20,267	99,553	119,820	40,655	79,165	82,153	—	2014
Avalon Hayes Valley	San Francisco, CA	182	12,595	81,228	1,754	12,595	82,982	95,577	30,910	64,667	67,324	—	2015
Avalon Dogpatch	San Francisco, CA	326	23,523	180,698	1,300	23,523	181,998	205,521	52,136	153,385	158,894	—	2018
Avalon San Bruno I	San Bruno, CA	300	40,780	71,352	8,084	40,780	79,436	120,216	40,824	79,392	81,835	52,150	2004/2013

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(Dollars in thousands)

			2025								2024	2025
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
Avalon San Bruno II	San Bruno, CA	185	$23,787	$46,609	$3,483	$23,787	$50,092	$73,879	$23,186	$50,693	$52,125	$—	2007/2013
Avalon San Bruno III	San Bruno, CA	187	33,303	65,255	2,321	33,303	67,576	100,879	31,138	69,741	71,884	51,000	2010/2013
Total San Francisco, CA		2,832	$221,895	$868,781	$81,021	$221,895	$949,802	$1,171,697	$478,061	$693,636	$717,532	$103,150
TOTAL NORTHERN CALIFORNIA		11,807	$682,452	$2,631,552	$489,965	$682,452	$3,121,517	$3,803,969	$1,685,282	$2,118,687	$2,186,684	$108,018

SOUTHERN CALIFORNIA
Los Angeles, CA
AVA Burbank (2)	Burbank, CA	750	$22,483	$28,078	$62,627	$22,483	$90,705	$113,188	$65,654	$47,534	$48,073	$—	1961/1997
Avalon Woodland Hills	Woodland Hills, CA	663	23,828	40,329	92,876	23,828	133,205	157,033	78,669	78,364	80,697	—	1989/1997
eaves Warner Center (2)	Woodland Hills, CA	228	7,045	12,974	21,385	7,045	34,359	41,404	24,694	16,710	14,823	—	1979/1998
Avalon Glendale (3)	Glendale, CA	223	—	42,564	4,928	—	47,492	47,492	35,413	12,079	13,423	—	2003
Avalon Burbank	Burbank, CA	403	14,053	56,814	34,670	14,053	91,484	105,537	62,954	42,583	44,288	—	1988/2002
Avalon Camarillo	Camarillo, CA	249	8,446	40,239	6,194	8,446	46,433	54,879	30,747	24,132	25,524	—	2006
Avalon Wilshire	Los Angeles, CA	125	5,459	41,174	8,516	5,459	49,690	55,149	32,315	22,834	24,271	—	2007
Avalon Encino	Encino, CA	132	12,789	49,062	5,452	12,789	54,514	67,303	31,315	35,988	38,011	—	2008
Avalon Warner Place	Canoga Park, CA	210	7,920	44,823	4,494	7,920	49,317	57,237	29,284	27,953	29,533	—	2008
AVA Little Tokyo	Los Angeles, CA	280	14,734	93,977	3,338	14,734	97,315	112,049	37,848	74,201	77,050	—	2015
eaves Phillips Ranch (2)	Pomona, CA	503	9,796	41,675	21,196	9,796	62,871	72,667	30,741	41,926	42,283	—	1989/2011
eaves San Dimas	San Dimas, CA	102	1,916	7,803	3,586	1,916	11,389	13,305	5,967	7,338	7,532	—	1978/2011
eaves San Dimas Canyon	San Dimas, CA	156	2,953	12,369	3,515	2,953	15,884	18,837	8,122	10,715	10,705	—	1981/2011
AVA Pasadena	Pasadena, CA	84	8,400	11,522	7,429	8,400	18,951	27,351	8,547	18,804	19,037	—	1973/2012
eaves Cerritos	Artesia, CA	151	8,305	21,195	3,629	8,305	24,824	33,129	11,407	21,722	22,361	—	1973/2012
Avalon Playa Vista	Los Angeles, CA	309	30,900	71,944	11,406	30,900	83,350	114,250	41,232	73,018	75,275	—	2006/2012
Avalon San Dimas	San Dimas, CA	162	9,141	30,726	4,395	9,141	35,121	44,262	13,594	30,668	31,719	—	2014
Avalon Glendora	Glendora, CA	281	18,311	64,303	1,613	18,311	65,916	84,227	23,741	60,486	62,586	—	2016
Avalon West Hollywood	West Hollywood, CA	294	35,214	118,926	3,619	35,214	122,545	157,759	38,084	119,675	122,819	—	2017
Avalon Mission Oaks	Camarillo, CA	160	9,600	38,666	2,874	9,600	41,540	51,140	17,388	33,752	34,471	—	2014
Avalon Chino Hills	Chino Hills, CA	331	16,617	79,829	2,986	16,617	82,815	99,432	25,542	73,890	75,465	—	2017
AVA Hollywood at La Pietra Place	Los Angeles, CA	695	99,309	272,546	3,164	99,309	275,710	375,019	58,502	316,517	325,874	—	2021
Avalon Cerritos	Cerritos, CA	132	8,869	52,025	931	8,869	52,956	61,825	14,223	47,602	49,111	30,250	2017/2019
Avalon Monrovia	Monrovia, CA	154	12,125	56,202	579	12,125	56,781	68,906	10,212	58,694	60,783	—	2021
Avalon Simi Valley	Simi Valley, CA	500	42,020	77,521	13,681	42,020	91,202	133,222	44,625	88,597	89,709	—	2007/2013
AVA Studio City II	Studio City, CA	101	4,626	23,840	7,731	4,626	31,571	36,197	14,611	21,586	22,327	—	1991/2013
Avalon Studio City	Studio City, CA	276	15,756	81,318	17,699	15,756	99,017	114,773	48,279	66,494	69,461	—	2002/2013
Avalon Calabasas	Calabasas, CA	600	42,720	112,911	29,041	42,720	141,952	184,672	81,346	103,326	106,785	—	1988/2013
Avalon Oak Creek	Agoura Hills, CA	338	43,540	83,625	14,112	43,540	97,737	141,277	54,897	86,380	88,053	—	2004/2013
Avalon Santa Monica on Main	Santa Monica, CA	133	32,000	63,612	14,662	32,000	78,274	110,274	35,852	74,422	76,991	—	2007/2013

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(Dollars in thousands)

			2025								2024	2025
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
eaves Old Town Pasadena	Pasadena, CA	96	$9,110	$16,316	$7,084	$9,110	$23,400	$32,510	$10,879	$21,631	$22,089	$—	1972/2013
eaves Thousand Oaks	Thousand Oaks, CA	158	13,950	21,574	7,193	13,950	28,767	42,717	16,925	25,792	26,085	—	1992/2013
eaves Los Feliz	Los Angeles, CA	263	18,940	46,201	14,359	18,940	60,560	79,500	28,895	50,605	51,172	41,400	1989/2013
AVA Toluca Hills (2)	Los Angeles, CA	1,151	86,450	170,241	107,790	86,450	278,031	364,481	110,754	253,727	249,772	—	1973/2013
eaves Woodland Hills	Woodland Hills, CA	894	68,940	96,808	27,583	68,940	124,391	193,331	66,383	126,948	129,746	111,500	1971/2013
Avalon Thousand Oaks Plaza	Thousand Oaks, CA	148	12,810	24,025	6,251	12,810	30,276	43,086	14,971	28,115	27,550	—	2002/2013
Avalon Pasadena	Pasadena, CA	120	10,240	33,038	6,287	10,240	39,325	49,565	17,946	31,619	32,409	—	2004/2013
AVA Studio City I	Studio City, CA	450	17,658	94,094	36,414	17,658	130,508	148,166	58,823	89,343	92,791	—	1987/2013
Total Los Angeles, CA		12,005	$806,973	$2,274,889	$625,289	$806,973	$2,900,178	$3,707,151	$1,341,381	$2,365,770	$2,420,654	$183,150

Orange County, CA
AVA Newport	Costa Mesa, CA	145	$1,975	$3,814	$12,822	$1,975	$16,636	$18,611	$11,306	$7,305	$7,103	$—	1956/1996
eaves Mission Viejo	Mission Viejo, CA	166	2,517	9,241	7,910	2,517	17,151	19,668	13,954	5,714	5,713	—	1984/1996
eaves South Coast	Costa Mesa, CA	258	4,709	16,063	17,148	4,709	33,211	37,920	25,669	12,251	12,099	—	1973/1996
eaves Santa Margarita (2)	Rancho Santa Margarita, CA	302	4,607	16,895	19,343	4,607	36,238	40,845	25,979	14,866	13,001	—	1990/1997
eaves Huntington Beach	Huntington Beach, CA	304	4,871	19,729	14,702	4,871	34,431	39,302	29,914	9,388	9,785	—	1971/1997
Avalon Irvine I	Irvine, CA	279	9,911	67,504	10,140	9,911	77,644	87,555	42,634	44,921	47,455	—	2010
Avalon Irvine II	Irvine, CA	179	4,358	40,890	2,606	4,358	43,496	47,854	19,289	28,565	29,404	—	2013
eaves Lake Forest	Lake Forest, CA	225	5,199	21,117	9,385	5,199	30,502	35,701	16,093	19,608	20,489	—	1975/2011
Avalon Baker Ranch	Lake Forest, CA	430	31,689	98,004	2,834	31,689	100,838	132,527	37,364	95,163	97,389	—	2015
Avalon Irvine III	Irvine, CA	156	11,607	43,973	1,012	11,607	44,985	56,592	15,447	41,145	42,401	—	2016
Avalon Brea Place	Brea, CA	653	72,925	220,151	117	72,925	220,268	293,193	34,402	258,791	267,340	—	2022
eaves Seal Beach	Seal Beach, CA	549	46,790	104,129	34,789	46,790	138,918	185,708	61,413	124,295	128,808	—	1971/2013
Avalon Huntington Beach	Huntington Beach, CA	378	13,055	105,981	2,040	13,055	108,021	121,076	35,453	85,623	88,709	—	2017
Total Orange County, CA		4,024	$214,213	$767,491	$134,848	$214,213	$902,339	$1,116,552	$368,917	$747,635	$769,696	$—

San Diego, CA
AVA Pacific Beach	San Diego, CA	564	$9,922	$40,580	$45,215	$9,922	$85,795	$95,717	$65,063	$30,654	$33,574	$—	1969/1997
eaves Mission Ridge	San Diego, CA	200	2,710	10,924	17,891	2,710	28,815	31,525	23,546	7,979	8,435	—	1960/1997
eaves San Marcos	San Marcos, CA	186	3,277	13,385	10,869	3,277	24,254	27,531	10,666	16,865	17,013	—	1988/2011
eaves Rancho Penasquitos	San Diego, CA	250	6,692	27,143	14,558	6,692	41,701	48,393	22,125	26,268	27,835	—	1986/2011
Avalon Vista	Vista, CA	221	12,689	43,328	2,003	12,689	45,331	58,020	17,149	40,871	41,783	—	2015
eaves La Mesa	La Mesa, CA	168	9,490	29,412	5,348	9,490	34,760	44,250	19,709	24,541	25,900	—	1989/2013
Avalon La Jolla Colony	San Diego, CA	180	16,760	29,234	11,600	16,760	40,834	57,594	20,595	36,999	38,110	—	1987/2013
Total San Diego, CA		1,769	$61,540	$194,006	$107,484	$61,540	$301,490	$363,030	$178,853	$184,177	$192,650	$—
TOTAL SOUTHERN CALIFORNIA		17,798	$1,082,726	$3,236,386	$867,621	$1,082,726	$4,104,007	$5,186,733	$1,889,151	$3,297,582	$3,383,000	$183,150

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(Dollars in thousands)

			2025								2024	2025
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
OTHER EXPANSION REGIONS
North Carolina
Avalon South End	Charlotte, NC	265	$13,723	$90,017	$4,694	$13,723	$94,711	$108,434	$19,681	$88,753	$92,498	$—	2020/2021
AVA South End	Charlotte, NC	164	9,367	45,277	4,812	9,367	50,089	59,456	9,002	50,454	50,284	—	2013/2021
Avalon Hawk (1)	Charlotte, NC	71	2,564	44,255	310	2,564	44,565	47,129	7,167	39,962	41,379	—	2021/2021
Avalon Highland Creek	Charlotte, NC	260	4,586	73,014	875	4,586	73,889	78,475	12,516	65,959	68,671	—	2022/2022
Avalon Mooresville	Mooresville, NC	203	3,770	48,862	501	3,770	49,363	53,133	5,470	47,663	49,488	—	2017/2023
Total North Carolina		963	$34,010	$301,425	$11,192	$34,010	$312,617	$346,627	$53,836	$292,791	$302,320	$—

Texas
Avalon Lakeside	Flower Mound, TX	425	$15,073	$102,992	$1,265	$15,073	$104,257	$119,330	$23,530	$95,800	$99,577	$—	2015/2021
Avalon Addison	Addison, TX	196	11,174	59,132	1,260	11,174	60,392	71,566	9,914	61,652	63,526	—	1995/2022
Avalon Frisco at Main	Frisco, TX	360	11,919	71,978	1,597	11,919	73,575	85,494	10,470	75,024	77,462	—	2013/2023
Avalon West Plano	Carrollton, TX	568	14,100	123,617	1,607	14,100	125,224	139,324	19,181	120,143	124,700	61,384	2016/2023
Total Texas		1,549	$52,266	$357,719	$5,729	$52,266	$363,448	$415,714	$63,095	$352,619	$365,265	$61,384
TOTAL OTHER EXPANSION REGIONS		2,512	$86,276	$659,144	$16,921	$86,276	$676,065	$762,341	$116,931	$645,410	$667,585	$61,384

TOTAL SAME STORE		76,921	$4,323,013	$16,712,630	$2,826,347	$4,323,013	$19,538,977	$23,861,990	$8,445,176	$15,416,814	$15,880,982	$723,152

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(Dollars in thousands)

			2025								2024	2025
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
OTHER STABILIZED
Avalon Sunset Towers (4)	San Francisco, CA	243	$3,561	$21,313	$18,081	$3,561	$39,394	$42,955	$30,847	$12,108	$13,002	$—	1961/1996
Avalon West Dublin	Dublin, CA	499	39,070	223,281	4	39,070	223,285	262,355	14,985	247,370	253,859	—	2024
AVA Balboa Park	San Diego, CA	100	10,537	40,706	1,160	10,537	41,866	52,403	2,608	49,795	50,313	—	2015/2024
Avalon Cherry Hills	Englewood, CO	306	9,798	85,404	4,209	9,798	89,613	99,411	7,632	91,779	91,855	—	2015/2024
Avalon Lowry	Denver, CO	347	15,382	121,829	160	15,382	121,989	137,371	8,757	128,614	136,211	—	2019/2024
Avalon The Albemarle (4)	Washington, D.C.	234	25,140	55,945	9,668	25,140	65,613	90,753	32,378	58,375	58,681	—	1966/2013
Avalon Merrick Park	Miami, FL	254	23,779	79,305	—	23,779	79,305	103,084	7,922	95,162	98,105	—	2023
Avalon Coconut Creek	Coconut Creek, FL	270	17,551	81,659	112	17,551	81,771	99,322	3,224	96,098	—	—	2014/2025
Avalon Perimeter Park	Morrisville, NC	262	11,533	55,229	2,597	11,533	57,826	69,359	5,047	64,312	64,486	—	2018/2024
Avalon Townhome Collection Brier Creek	Durham, NC	93	4,564	32,225	—	4,564	32,225	36,789	328	36,461	—	—	2020/2025
Avalon at Palisades	Charlotte, NC	274	5,881	66,081	62	5,881	66,143	72,024	2,606	69,418	—	—	2020/2025
Avalon Princeton Circle	Princeton, NJ	221	11,705	75,465	364	11,705	75,829	87,534	6,898	80,636	83,596	—	2023
Avalon White Plains (4)	White Plains, NY	407	15,391	137,312	7,291	15,391	144,603	159,994	80,216	79,778	82,287	—	2009
Avalon Amityville	Amityville, NY	338	22,466	113,145	8	22,466	113,153	135,619	8,857	126,762	131,423	—	2024
Kanso Milford	Milford, MA	162	14,361	48,955	6	14,361	48,961	63,322	2,949	60,373	60,710	—	2024
Avalon at Pier 121	Lewisville, TX	300	8,418	53,793	1,456	8,418	55,249	63,667	5,611	58,056	59,372	—	2014/2024
Avalon Townhome Collection Bee Cave	Bee Cave, TX	126	7,955	41,352	365	7,955	41,717	49,672	2,608	47,064	48,748	—	2022/2024
Avalon Hill Country	Austin, TX	554	19,430	117,062	409	19,430	117,471	136,901	10,478	126,423	—	—	2015/2025
Avalon Wolf Ranch	Georgetown, TX	303	6,891	44,462	545	6,891	45,007	51,898	3,123	48,775	—	—	2017/2025
eaves Twin Creeks	Allen, TX	216	9,762	35,812	208	9,762	36,020	45,782	2,176	43,606	—	—	2025
Avalon Benbrook	Benbrook, TX	301	3,623	57,314	96	3,623	57,410	61,033	3,733	57,300	—	—	2025
Avalon Castle Hills	Lewisville, TX	276	7,522	59,007	396	7,522	59,403	66,925	3,369	63,556	—	—	2025
Avalon Frisco	Frisco, TX	330	6,559	74,620	127	6,559	74,747	81,306	4,699	76,607	—	—	2025
Avalon Frisco North	Frisco, TX	349	12,118	77,253	155	12,118	77,408	89,526	5,356	84,170	—	—	2025
eaves North Dallas	Dallas, TX	372	16,558	60,334	166	16,558	60,500	77,058	4,908	72,150	—	—	2025
Avalon Bothell Commons	Bothell, WA	467	26,699	206,444	156	26,699	206,600	233,299	14,874	218,425	225,208	—	2024
Avalon Redmond Campus	Redmond, WA	214	7,007	81,817	104	7,007	81,921	88,928	5,657	83,271	85,846	—	2024
eaves Redmond Campus II	Redmond, WA	40	10,951	4,949	—	10,951	4,949	15,900	60	15,840	—	—	1987/2025
Avalon Alderwood Place	Lynnwood, WA	328	12,524	109,227	7	12,524	109,234	121,758	2,261	119,497	—	—	2022/2025
The Park Loggia Commercial	New York, NY	N/A	77,393	76,410	12,247	77,393	88,657	166,050	19,629	146,421	148,167	—	2019
TOTAL OTHER STABILIZED		8,186	$464,129	$2,337,710	$60,159	$464,129	$2,397,869	$2,861,998	$303,796	$2,558,202	$1,691,869	$—

TOTAL CURRENT COMMUNITIES (5)		85,107	$4,787,142	$19,050,340	$2,886,506	$4,787,142	$21,936,846	$26,723,988	$8,748,972	$17,975,016	$17,572,851	$723,152

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(Dollars in thousands)

			2025								2024	2025
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
DEVELOPMENT (5)
Avalon Pleasanton	Pleasanton, CA	362	$6,202	$118,419	$2	$6,202	$118,421	$124,623	$395	$124,228	$20,275	$—	N/A
Avalon Mission Valley (3)	San Diego, CA	621	—	41,756	113	—	41,869	41,869	—	41,869	—	—	N/A
Kanso Hillcrest	San Diego, CA	182	—	40,718	56	—	40,774	40,774	—	40,774	15,807	—	N/A
Avalon San Ramon	San Ramon, CA	456	—	37,557	—	—	37,557	37,557	—	37,557	—	—	N/A
Avalon Westminster Promenade	Westminster, CO	312	6,291	105,184	—	6,291	105,184	111,475	5,255	106,220	112,719	—	2024
Avalon Governor's Park	Denver, CO	304	10,302	126,946	—	10,302	126,946	137,248	5,523	131,725	134,764	—	2024
Avalon Parker	Parker, CO	312	—	56,148	—	—	56,148	56,148	—	56,148	—	—	N/A
Avalon South Miami	South Miami, FL	290	24,472	144,735	—	24,472	144,735	169,207	1,041	168,166	126,402	—	2025
Avalon North Palm Beach	Lake Park, FL	279	1,241	50,037	—	1,241	50,037	51,278	358	50,920	—	—	N/A
Avalon Kendall	Kendall, FL	224	—	38,324	—	—	38,324	38,324	—	38,324	—	—	N/A
Avalon Quincy Adams	Quincy, MA	288	—	91,394	95	—	91,489	91,489	—	91,489	38,834	—	N/A
Avalon Billerica	Billerica, MA	200	—	16,789	—	—	16,789	16,789	—	16,789	—	—	N/A
Avalon Annapolis	Annapolis, MD	508	47,599	141,862	12	47,599	141,874	189,473	4,722	184,751	173,284	—	2025
Avalon Hunt Valley West	Hunt Valley, MD	322	10,021	86,721	—	10,021	86,721	96,742	1,426	95,316	79,435	—	2025
AVA Brewer's Hill	Baltimore, MD	418	—	44,508	—	—	44,508	44,508	—	44,508	23,182	—	N/A
Avalon Townhome Collection Arundel Mills	Hanover, MD	90	—	6,537	—	—	6,537	6,537	—	6,537	—	—	N/A
Avalon Durham	Durham, NC	336	17,331	100,922	—	17,331	100,922	118,253	5,472	112,781	115,657	—	2024
Avalon Lake Norman	Mooresville, NC	345	5,575	93,096	—	5,575	93,096	98,671	912	97,759	59,909	—	N/A
Avalon Carmel	Charlotte, NC	360	—	88,292	—	—	88,292	88,292	—	88,292	29,299	—	N/A
Avalon Oakridge I	Durham, NC	459	—	57,271	—	—	57,271	57,271	—	57,271	25,229	—	N/A
Avalon Brier Creek	Durham, NC	400	—	33,258	—	—	33,258	33,258	—	33,258	—	—	N/A
Avalon Southpoint	Durham, NC	394	—	16,385	—	—	16,385	16,385	—	16,385	—	—	N/A
Avalon W Squared at Princeton Junction	West Windsor, NJ	535	7,336	188,361	—	7,336	188,361	195,697	525	195,172	118,103	—	N/A
Avalon Princeton on Harrison	Princeton, NJ	200	8,891	68,871	—	8,891	68,871	77,762	2,078	75,684	68,584	—	2025
Avalon Wayne	Wayne, NJ	473	3,602	147,252	—	3,602	147,252	150,854	371	150,483	73,596	—	N/A
Avalon Parsippany	Parsippany, NJ	410	7,827	130,370	—	7,827	130,370	138,197	296	137,901	61,470	—	N/A
Avalon at Becker Farm	Roseland, NJ	533	2,389	148,361	—	2,389	148,361	150,750	58	150,692	65,048	—	N/A
Kanso Parsippany	Parsippany, NJ	280	—	30,552	—	—	30,552	30,552	—	30,552	—	—	N/A
Avalon Montville	Pine Brook, NJ	349	8,471	117,315	1	8,471	117,316	125,787	8,371	117,416	121,183	—	2024
Avalon Plano	Plano, TX	155	—	19,949	—	—	19,949	19,949	—	19,949	14,502	—	N/A
Avalon Tech Ridge I	Austin, TX	544	—	92,397	—	—	92,397	92,397	—	92,397	29,142	—	N/A
Avalon Northwest Hills	Austin, TX	252	—	16,368	—	—	16,368	16,368	—	16,368	—	—	N/A
TOTAL DEVELOPMENT		11,193	$167,550	$2,496,655	$279	$167,550	$2,496,934	$2,664,484	$36,803	$2,627,681	$1,506,424	$—

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(Dollars in thousands)

			2025								2024	2025
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and Improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and Improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition

Land Held for Development		N/A	$123,751	$8,663	$—	$123,751	$8,663	$132,414	$—	$132,414	$151,922	$—
Corporate Overhead		N/A	49,968	11,414	53,498	49,968	64,912	114,880	43,749	71,131	80,458	7,375,000
2025 Disposed Communities		N/A	—	—	—	—	—	—	—	—	455,407	—
TOTAL		96,300	$5,128,411	$21,567,072	$2,940,283	$5,128,411	$24,507,355	$29,635,766	$8,829,524	$20,806,242	$19,767,062	$8,098,152	(6)
_________________________________
(1)Some or all of the land or an associated parking structure for this community is subject to a finance lease.
(2)This community was under redevelopment for some or all of 2025, with the redevelopment activities not expected to materially impact community operations, and therefore this community is included in the Same Store portfolio and not classified as a Redevelopment Community.
(3)Some or all of the land for this community is subject to an operating lease.
(4)As of December 31, 2025, this community qualified as held for sale.
(5)Current and Development Communities excludes Unconsolidated Communities and Unconsolidated Development Communities.
(6)Balance outstanding represents total amount due at maturity, and excludes deferred financing costs and debt discount associated with the unsecured and secured notes of $45,620 and $13,588, respectively.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(Dollars in thousands)

Amounts include real estate assets held for sale.

The aggregate cost of total real estate for federal income tax purposes was approximately $28,049,554 at December 31, 2025.

The changes in total real estate assets for the years ended December 31, 2025, 2024 and 2023 are as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Balance, beginning of period	$27,949,782	$26,864,833	$25,871,363
Acquisitions, construction costs and improvements (1)	2,385,984	1,602,790	1,272,558
Dispositions, including casualty losses, and other activity	(700,000)	(517,841)	(279,088)
Balance, end of period	$29,635,766	$27,949,782	$26,864,833
_________________________________
(1)     2023 amounts have been adjusted to reflect the reclassification of software development costs from Furniture, fixtures and equipment to Prepaid expenses and other assets on the Consolidated Balance Sheet.

The changes in accumulated depreciation for the years ended December 31, 2025, 2024 and 2023, are as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Balance, beginning of period	$8,182,720	$7,521,962	$6,878,556
Depreciation (1)	913,376	846,853	781,313
Dispositions, including casualty losses, and other activity	(266,572)	(186,095)	(137,907)
Balance, end of period	$8,829,524	$8,182,720	$7,521,962
_________________________________
(1)     2023 amounts have been adjusted to reflect the reclassification of software development costs from Furniture, fixtures and equipment to Prepaid expenses and other assets on the Consolidated Balance Sheet.