Form 10-Q
period 2026-03-31
AVALONBAY COMMUNITIES INC
filed 2026-05-07
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

139,112,069 shares of common stock, par value $0.01 per share, were outstanding as of April 30, 2026.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,989,148	$4,960,568
Buildings and improvements	21,444,491	21,252,137
Furniture, fixtures and equipment	1,596,077	1,546,813
	28,029,716	27,759,518
Less accumulated depreciation	(8,914,545)	(8,686,084)
Net operating real estate	19,115,171	19,073,434
Construction in progress, including land	1,575,669	1,458,795
Land held for development	135,134	123,751
Real estate assets held for sale, net	—	150,262
Total real estate, net	20,825,974	20,806,242

Cash and cash equivalents	121,231	187,234
Restricted cash	169,863	165,849
Unconsolidated investments	193,271	193,441
Deferred development costs	68,765	73,237
Prepaid expenses and other assets	602,145	618,597
Right of use lease assets	145,704	147,537
Total assets	$22,126,953	$22,192,137

LIABILITIES AND EQUITY
Unsecured debt, net	$7,881,320	$7,879,380
Variable rate unsecured credit facility and commercial paper, net	769,722	739,608
Mortgage notes payable, net	709,176	709,564
Dividends payable	251,694	250,548
Payables for construction	107,546	92,267
Accrued expenses and other liabilities	391,768	391,973
Lease liabilities	163,517	165,200
Accrued interest payable	76,415	68,591
Resident security deposits	61,174	60,689
Total liabilities	10,412,332	10,357,820

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at March 31, 2026 and December 31, 2025; zero shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at March 31, 2026 and December 31, 2025; 139,111,007 and 140,080,657 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,391	1,401
Additional paid-in capital	11,117,451	11,212,296
Accumulated earnings less dividends	339,630	371,157
Accumulated other comprehensive income	32,453	26,486
Total stockholders' equity	11,490,925	11,611,340
Noncontrolling interests	223,696	222,977
Total equity	11,714,621	11,834,317
Total liabilities and equity	$22,126,953	$22,192,137

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended March 31,
	2026	2025
Revenue:
Rental and other income	$768,446	$744,138
Management, development and other fees	1,833	1,742
Total revenue	770,279	745,880

Expenses:
Operating expenses, excluding property taxes	198,419	187,030
Property taxes	90,109	81,831
Expensed transaction, development and other pursuit costs, net of recoveries	3,416	4,744
Interest expense, net	71,489	59,864
Depreciation expense	233,104	217,888
General and administrative expense	22,077	19,780
Casualty and impairment loss	4,619	—
Total expenses	623,233	571,137

Loss from unconsolidated investments	(6,527)	(999)
Structured Investment Program interest income	7,481	6,113
Gain on sale of communities	179,912	56,469
Other real estate activity	84	155

Income before income taxes	327,996	236,481
Income tax benefit	294	116

Net income	328,290	236,597
Net income attributable to noncontrolling interests	(2,560)	—
Net income attributable to common stockholders	$325,730	$236,597

Earnings per common share - basic:
Net income attributable to common stockholders	$2.33	$1.66

Earnings per common share - diluted:
Net income attributable to common stockholders	$2.33	$1.66

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	For the three months ended March 31,
	2026	2025
Comprehensive income:
Net income	$328,290	$236,597
Other comprehensive income (loss):
Gain (loss) on cash flow hedges	6,576	(3,597)
Cash flow hedge gains reclassified to earnings	(563)	(273)
Other comprehensive income (loss)	6,013	(3,870)
Comprehensive income	334,303	232,727
Comprehensive income attributable to noncontrolling interests	(2,606)	—
Comprehensive income attributable to common stockholders	$331,697	$232,727

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Dollars in thousands)

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive income (loss)	Total stockholders' equity	Noncontrolling interests	Total equity
Balance at December 31, 2025	$1,401	$11,212,296	$371,157	$26,486	$11,611,340	$222,977	$11,834,317
Net income	—	—	325,730	—	325,730	2,560	328,290
Gain on cash flow hedges, net	—	—	—	6,526	6,526	50	6,576
Cash flow hedge gains reclassified to earnings	—	—	—	(559)	(559)	(4)	(563)
Dividends declared ($1.78 per share)	—	—	(248,883)	—	(248,883)	(1,887)	(250,770)
Issuance of common stock, net of withholdings	2	(13,165)	371	—	(12,792)	—	(12,792)
Repurchase of common stock, including repurchase costs	(12)	(89,723)	(108,745)	—	(198,480)	—	(198,480)
Amortization of deferred compensation	—	8,043	—	—	8,043	—	8,043
Balance at March 31, 2026	$1,391	$11,117,451	$339,630	$32,453	$11,490,925	$223,696	$11,714,621

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive income (loss)	Total stockholders' equity	Noncontrolling interests	Total equity
Balance at December 31, 2024	$1,422	$11,314,116	$591,250	$34,304	$11,941,092	$—	$11,941,092
Net income attributable to common stockholders	—	—	236,597	—	236,597	—	236,597
Loss on cash flow hedges, net	—	—	—	(3,597)	(3,597)	—	(3,597)
Cash flow hedge gains reclassified to earnings	—	—	—	(273)	(273)	—	(273)
Dividends declared to common stockholders ($1.75 per share)	—	—	(250,265)	—	(250,265)	—	(250,265)
Issuance of common stock, net of withholdings	1	(14,371)	(1,096)	—	(15,466)	—	(15,466)
Amortization of deferred compensation	—	8,195	—	—	8,195	—	8,195
Balance at March 31, 2025	$1,423	$11,307,940	$576,486	$30,434	$11,916,283	$—	$11,916,283

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$328,290	$236,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	233,104	217,888
Amortization of deferred financing costs and debt discount	3,634	3,233
Amortization of stock-based compensation	5,699	5,662
Equity in loss of, and return on, unconsolidated investments and noncontrolling interests, net of eliminations	9,851	3,093
Casualty and impairment loss	2,007	—
Expensed transaction, development and other pursuit costs, net of recoveries	3,416	4,744
Cash flow hedge gains reclassified to earnings	(388)	(273)
Gain on sale of real estate assets	(179,996)	(56,660)
Increase in accrued interest receivable	(7,186)	(5,806)
Decrease (increase) in prepaid expenses and other assets	13,111	(3,157)
Increase in accrued expenses, other liabilities, accrued interest payable and resident security deposits	7,391	10,582
Net cash provided by operating activities	418,933	415,903

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(336,820)	(237,282)
Acquisition of real estate assets, including partnership interest	—	(187,362)
Capital expenditures - existing real estate assets	(59,453)	(48,370)
Capital expenditures - non-real estate assets	(514)	(256)
Increase (decrease) in payables for construction	15,279	(3,400)
Proceeds from sale of real estate, net of selling costs	330,378	63,651
Note receivable lending	(11,999)	(12,560)
Note receivable repayments	17,580	109
Distributions from unconsolidated entities and investment sale proceeds	180	—
Unconsolidated investments	(3,611)	(2,395)
Net cash used in investing activities	(48,980)	(427,865)

Cash flows from financing activities:
Issuance of common stock, net	—	693
Repurchase of common stock, net	(198,480)	—
Dividends paid	(249,300)	(243,678)
Net borrowings under unsecured credit facility and commercial paper	30,114	224,942
Repayments of mortgage notes payable, including prepayment penalties	(982)	(1,171)
Payment of deferred financing costs	(224)	—
Payments related to tax withholding for share-based compensation	(13,070)	(16,353)
Noncontrolling interests, joint venture and preferred equity transactions	—	(440)
Net cash used in financing activities	(431,942)	(36,007)

Net decrease in cash, cash equivalents and restricted cash	(61,989)	(47,969)

Cash, cash equivalents and restricted cash, beginning of period	353,083	267,076
Cash, cash equivalents and restricted cash, end of period	$291,094	$219,107

Cash paid during the period for interest, net of amount capitalized	$60,407	$40,160

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported with the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$121,231	$53,255
Restricted cash	169,863	165,852
Cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$291,094	$219,107

Supplemental disclosures of non-cash investing and financing activities:

During the three months ended March 31, 2026:

•As described in Note 4, "Equity," the Company issued 233,363 shares of common stock as part of the Company's stock-based compensation plans, of which 123,221 shares related to the conversion of performance awards to shares of common stock, and the remaining 110,142 shares valued at $19,790,000 were issued in connection with new stock grants; 1,790 shares valued at $324,000 were issued through the Company's dividend reinvestment plan; 74,065 shares valued at $13,124,000 were withheld to satisfy employees' tax withholding and other liabilities; and 402 restricted shares with an aggregate value of $79,000 were forfeited.

•Common stock and DownREIT Unit dividends declared but not paid totaled $250,593,000.

•The Company recorded (i) a decrease to prepaid expenses and other assets of $6,576,000 and a corresponding adjustment to accumulated other comprehensive income; and (ii) reclassified $563,000 of cash flow hedge gains from other comprehensive income to interest expense, net, to record the impact of the Company's derivative and hedging activity.

During the three months ended March 31, 2025:

•The Company issued 181,588 shares of common stock as part of the Company's stock-based compensation plans, of which 103,332 shares related to the conversion of performance awards to shares of common stock, and the remaining 78,256 shares valued at $17,346,000 were issued in connection with new stock grants; 811 shares valued at $176,000 were issued through the Company's dividend reinvestment plan; and 72,196 shares valued at $16,229,000 were withheld to satisfy employees' tax withholding and other liabilities.

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

AVALONBAY COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Organization, Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

AvalonBay Communities, Inc. (the "Company," which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries) is a Maryland corporation that has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code"). The Company develops, redevelops, acquires, owns and operates multifamily communities in Boston, Massachusetts, the New York/New Jersey metro area, the Mid-Atlantic, Seattle, Washington, and Northern and Southern California, as well as in the Company's expansion regions of Raleigh-Durham and Charlotte, North Carolina, Southeast Florida, Dallas and Austin, Texas, and Denver, Colorado.

As of March 31, 2026, the Company owned or held a direct or indirect ownership interest in 319 apartment communities containing 98,271 apartment homes in 11 states and the District of Columbia, of which 25 communities were under construction. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 30 communities that, if developed as expected, will contain an estimated 9,866 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "Form 10-K"). The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

Noncontrolling Interests

The Company classifies the carrying value of the DownREIT Units as noncontrolling interests, as the units may be redeemed by unitholders on or after April 30, 2026 for cash or common stock at the Company's election. Net income and comprehensive income is allocated to the DownREIT Units pro-rata based on the weighted average proportion of DownREIT Units to the weighted average combined total of outstanding common stock, participating securities, and DownREIT Units for the period.

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

	For the three months ended March 31,
	2026	2025
Basic and diluted shares outstanding
Weighted average common shares - basic	139,549,709	142,113,283
Effect of dilutive securities	1,263,077	373,275
Weighted average common shares - diluted	140,812,786	142,486,558

Calculation of Earnings per Common Share - basic
Net income attributable to common stockholders	$325,730	$236,597
Net income allocated to unvested restricted shares	(649)	(445)
Net income attributable to common stockholders - basic	$325,081	$236,152

Weighted average common shares - basic	139,549,709	142,113,283

Earnings per common share - basic	$2.33	$1.66

Calculation of Earnings per Common Share - diluted
Net income attributable to common stockholders	$325,730	$236,597
Net income attributable to DownREIT unitholders in consolidated partnerships	2,560	—
Net income - diluted	$328,290	$236,597

Weighted average common shares - diluted	140,812,786	142,486,558

Earnings per common share - diluted	$2.33	$1.66

Certain options to purchase shares of common stock in the amounts of 294,892, forward contracts to sell shares of common stock in the amounts of 3,680,000, and unvested performance awards in the amounts of 96,575 as of March 31, 2026 were not included in the computation of diluted earnings per common share because they were anti-dilutive for the period. Certain options to purchase shares of common stock in the amounts of 19,266, forward contracts to sell shares of common stock in the amounts of 3,921,738, and unvested performance awards in the amount of 43,105 as of March 31, 2025 were not included in the computation of diluted earnings per common share because they were anti-dilutive for the period.

Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, "Hedging Derivatives") for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into Hedging Derivatives for trading or other speculative purposes. The Company assesses the effectiveness of qualifying hedges, both at inception and on an ongoing basis. The fair values of Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets and the fair values of Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of interest expense, net on the accompanying Condensed Consolidated Statements of Operations. For the Hedging Derivatives that qualify as effective cash flow hedges, the Company records the cumulative changes in the Hedging Derivatives' fair value in accumulated other comprehensive income on the accompanying Condensed Consolidated Statements of Comprehensive

Income. Amounts recorded in accumulated other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The effective portion of the change in fair value of the Hedging Derivatives that qualify as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding hedged item. Receipts or payments associated with the gains and losses on the Company’s cash flow hedges of future fixed rate debt issuances are presented as a component of cash flows from financing activities in the period the hedges are terminated and the receipt or payments for the Company’s cash flow hedges of interest on variable rate debt are presented as a component of cash flows from operating activities. Payments for derivatives that are not designated in hedging relationships are presented as a component of cash flows from operating activities. See Note 11, “Fair Value,” for further discussion of derivative financial instruments.

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

Revenue and Gain Recognition

The Company recognizes revenue for the transfer of goods and services to customers for consideration that the Company expects to receive. The majority of the Company’s revenue is derived from residential and commercial rental and other lease income, which are accounted for as discussed above, under "Leases." The Company's revenue streams that are not accounted for as residential and commercial rental and other lease income include (i) management, development and other fees, (ii) non-lease related revenue and (iii) gains or losses on the sale of real estate.

The following table details the Company’s revenue disaggregated by reportable operating segment, further discussed in Note 8, “Segment Reporting,” for the three months ended March 31, 2026 and 2025. Segment information for total revenue excludes real estate assets that were sold from January 1, 2025 through March 31, 2026, or otherwise qualify as held for sale as of March 31, 2026, as described in Note 6, "Real Estate Disposition Activities" (dollars in thousands):

	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the three months ended March 31, 2026
Management, development and other fees and other ancillary items	$—	$—	$—	$1,833	$1,833
Non-lease related revenue (2)	2,296	1,556	179	—	4,031
Total non-lease revenue	2,296	1,556	179	1,833	5,864

Lease income (3)	709,122	32,310	18,585	—	760,017

Total revenue	$711,418	$33,866	$18,764	$1,833	$765,881

For the three months ended March 31, 2025
Management, development and other fees and other ancillary items	$—	$—	$—	$1,742	$1,742
Non-lease related revenue (2)	2,203	1,366	46	—	3,615
Total non-lease revenue	2,203	1,366	46	1,742	5,357

Lease income (3)	698,763	8,643	7,874	—	715,280

Total revenue	$700,966	$10,009	$7,920	$1,742	$720,637
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
(3)Represents residential and commercial rental and other lease income, as discussed above, under "Leases."

Due to the nature and timing of the Company’s identified revenue streams, there were no material amounts of outstanding or unsatisfied performance obligations as of March 31, 2026.

Uncollectible Lease Revenue Reserves

The Company recorded an aggregate offset to income for uncollectible lease revenue, net of amounts received from government rent relief programs, for its residential and commercial portfolios of $10,643,000 and $12,074,000 for the three months ended March 31, 2026 and 2025, respectively.

Recently Issued and Adopted Accounting Standards

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

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development and redevelopment activities totaled $14,557,000 and $10,479,000 for the three months ended March 31, 2026 and 2025, respectively.

3.  Debt

The Company's debt, which consists of unsecured notes, the variable rate term loan (the "Term Loan"), mortgage notes payable, the Credit Facility and Commercial Paper, each as defined below, as of March 31, 2026 and December 31, 2025 is summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of March 31, 2026 and December 31, 2025, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities"). The weighted average interest rates in the following table for secured and unsecured debt include financing costs, including debt issuance costs as well as credit enhancement and trustees' fees, the impact of interest rate hedges and mark-to-market adjustments.

	March 31, 2026		December 31, 2025

Fixed rate unsecured debt (1)	$7,925,000	3.6%	$7,925,000	3.6%
Fixed rate mortgage notes payable—conventional and tax-exempt	332,320	3.9%	332,602	3.9%
Variable rate mortgage notes payable—conventional and tax-exempt	389,850	4.0%	390,550	4.0%
Total mortgage notes payable and unsecured debt	8,647,170	3.6%	8,648,152	3.6%
Credit Facility	—	—%	—	—%
Commercial paper	770,000	4.1%	740,000	4.0%
Total principal outstanding	9,417,170	3.7%	9,388,152	3.7%
Less deferred financing costs and debt discount (2)	(56,952)		(59,600)
Total	$9,360,218		$9,328,552
_____________________________________
(1)Includes the $550,000 Term Loan that has been swapped to an effective fixed rate of 4.44% using interest rate hedges.
(2)Excludes deferred financing costs associated with the Credit Facility and Commercial Paper, which are included in Prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

The Company has a $2,500,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in April 2030. The interest rate that would be applicable to borrowings under the Credit Facility was 4.39% at March 31, 2026 and was composed of (i) the Secured Overnight Financing Rate ("SOFR"), applicable to the period of borrowing for a particular draw of funds from the Credit Facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.705% per annum, assuming a daily SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.65% to SOFR plus 1.40% based upon the rating of the Company's unsecured senior notes. There is also an annual facility commitment fee of 0.12% of the borrowing capacity under the Credit Facility, which can vary from 0.10% to 0.30% based upon the rating of the Company's unsecured senior notes. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases related to certain environmental sustainability targets, specifically greenhouse gas emission reductions, with the adjustment determined annually. The annual determination under the sustainability-linked pricing component occurred in July 2025, maintaining reductions of approximately 0.02% to the interest rate margin and 0.005% to the commitment fee due to the Company's achievement of sustainability targets.

The Company has an unsecured commercial paper note program (the “Commercial Paper Program”) with a maximum amount of commercial paper notes that can be outstanding at any one time not to exceed $1,000,000,000. Under the terms of the Commercial Paper Program, the Company may issue unsecured commercial paper notes with maturities of less than one year. The Commercial Paper Program is backstopped by the Company's commitment to maintain available borrowing capacity under its Credit Facility in an amount equal to actual borrowings under the Commercial Paper Program.

The availability under the Company's Credit Facility as of March 31, 2026 and December 31, 2025 was as follows (dollars in thousands):

	March 31, 2026	December 31, 2025

Credit Facility commitment	$2,500,000	$2,500,000
Credit Facility outstanding	—	—
Commercial paper outstanding	(770,000)	(740,000)
Letters of credit outstanding (1)	(864)	(864)
Total Credit Facility available	$1,729,136	$1,759,136
_____________________________________
(1)In addition, the Company had $49,584 and $52,584 outstanding in additional letters of credit unrelated to the Credit Facility as of March 31, 2026 and December 31, 2025, respectively.

In the aggregate, secured notes payable mature at various dates from March 2027 through July 2066, and are secured by certain apartment communities with a net carrying value of $1,198,667,000, excluding communities classified as held for sale, if any, as of March 31, 2026.

Scheduled payments and maturities of secured notes payable and unsecured debt outstanding at March 31, 2026 were as follows (dollars in thousands):

Year	Secured notes principal payments and maturities	Unsecured debt maturities	Stated interest rate of unsecured debt
2026	10,829	475,000	2.95%
		300,000	2.90%
2027	248,859	400,000	3.35%
2028	13,902	450,000	3.20%
		400,000	1.90%
2029	126,262	450,000	3.30%
		550,000	SOFR + 0.78%
2030	3,300	700,000	2.30%
		400,000	4.35%
2031	3,500	600,000	2.45%
2032	4,000	700,000	2.05%
2033	5,000	350,000	5.00%
		400,000	5.30%
2034	10,900	400,000	5.35%
2035	13,400	400,000	5.00%
Thereafter	282,218	350,000	3.90%
		300,000	4.15%
		300,000	4.35%
	$722,170	$7,925,000

The Company was in compliance at March 31, 2026 with customary covenants under the Credit Facility, the Term Loan and the indentures under which the unsecured notes were issued.

4.  Equity

As of March 31, 2026 and December 31, 2025, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the three months ended March 31, 2026, the Company:

i.issued 1,790 shares of common stock through the Company's dividend reinvestment plan;
ii.issued 233,363 shares of common stock in connection with restricted stock grants and the conversion of performance awards to shares of common stock;
iii.withheld 74,065 shares of common stock to satisfy employees' tax withholding and other liabilities;
iv.canceled 402 shares of restricted common stock upon forfeiture; and
v.repurchased 1,130,336 shares of common stock through the 2025 Stock Repurchase Program and 2026 Stock Repurchase Program, discussed below.

Deferred compensation granted under the Company's Second Amended and Restated 2009 Equity Incentive Plan (the "Plan") does not impact the Company's Condensed Consolidated Financial Statements until recognized as compensation cost.

The Company has a continuous equity program (the "CEP") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. During the three months ended March 31, 2026 and 2025, the Company had no sales under the CEP. As of March 31, 2026, the Company had $623,997,000 remaining authorized for issuance under the program.

In addition to the CEP, during the year ended December 31, 2024, the Company completed an underwritten public offering pursuant to which it entered into forward contracts to sell 3,680,000 shares of common stock at a discount to the closing price of $226.52 per share for approximate net proceeds of $808,606,000 based on the initial forward price. Settlement of the forward contracts is expected to occur on one or more dates not later than December 31, 2026. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for dividends and a daily interest factor.

In February 2026, the Company terminated its then-existing stock repurchase program (the "2025 Stock Repurchase Program") and adopted a new stock repurchase program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $1,000,000,000 (the "2026 Stock Repurchase Program"). Purchases of common stock under the 2026 Stock Repurchase Program may occur from time to time at the Company’s discretion. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2026 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the three months ended March 31, 2026, the Company repurchased 1,130,336 shares of common stock at an average price of $175.59 per share, including fees, for a total of $198,480,000 under the 2025 Stock Repurchase Program and the 2026 Stock Repurchase Program. As of March 31, 2026, the Company had $914,354,000 remaining capacity under the 2026 Stock Repurchase Program.

5.  Investments

Structured Investment Program

The Company operates a Structured Investment Program (the "SIP"), an investment platform through which the Company provides mezzanine loans or preferred equity to third-party multifamily developers. During the three months ended March 31, 2026, the Company received full repayment of $17,580,000 which includes principal and interest for one mezzanine loan. As of March 31, 2026, the Company had eight commitments to fund up to $226,785,000 in the aggregate with a weighted average rate of return of 11.8% and a weighted average final maturity date of October 2028. As of March 31, 2026, the Company had funded $209,827,000 of these commitments and recognized interest income, exclusive of expected credit losses, of $7,216,000 and $6,130,000 for the three months ended March 31, 2026 and 2025, respectively, from the SIP. Interest income and any change in the expected credit loss are included as a component of Structured Investment Program interest income on the accompanying Condensed Consolidated Statements of Operations.

The Company evaluates each SIP commitment to determine the classification as a loan or an investment in a real estate development project. As of March 31, 2026, all of the SIP commitments are classified as loans. The Company includes amounts outstanding under the SIP as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets. The Company evaluates the credit risk for each commitment on an ongoing basis, estimating the reserve for credit losses using relevant available information from internal and external sources. Market-based historical credit loss data provides the basis for the estimation of expected credit losses, with adjustments, if necessary, for differences in current commitment-specific risk characteristics, such as the amount of equity capital provided by a borrower, amount of senior debt secured by the project, nature of the real estate being developed or other factors.

Unconsolidated Investments

As of March 31, 2026, the Company had investments in four unconsolidated entities with real estate holdings, with ownership interests ranging from 20.0% to 28.6%, coupled with other unconsolidated investments including third-party property technology and sustainability focused companies and investment management funds.

The Arts District joint venture, in which the Company holds a 25% ownership interest, owns one apartment community that is subject to a mortgage loan with an outstanding balance of $162,911,000 as of March 31, 2026. The Company has provided the lender a partial payment guarantee for 25% of the loan's maximum borrowing capacity. Any amounts payable under the 25% loan guarantee by the Company are obligations of the joint venture partners in proportion to their ownership interest, and in the event the Company is obligated to perform under its loan guarantee, its joint venture partner is obligated to reimburse the Company for 75% of amounts paid.

The Company accounts for its unconsolidated investments under the equity method of accounting, net asset value or the measurement alternative with the carrying amount of the investment adjusted to fair value when there is an observable transaction for the same or similar investment of the same issuer indicating a change in fair value. The significant accounting policies of the unconsolidated investments are consistent with those of the Company in all material respects. Certain of these investments are subject to various buy‑sell provisions or other rights which are customary in real estate joint venture agreements. The Company and its partners in these entities may initiate these provisions to either sell the Company's interest or acquire the interest from the Company's joint venture partner.

Expensed Transaction, Development and Other Pursuit Costs

The Company capitalizes costs associated with its development activities to the basis of land held when future development is probable, or if the Company has either not yet acquired the land or if the project is subject to a leasehold interest, the costs are capitalized as deferred development costs ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. If the Company determines a Development Right is no longer probable, the Company recognizes any necessary expense to write down its basis. The Company assesses its portfolio of land held for development and land held for investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. The Company incurred expenses of $3,416,000 and $4,744,000 for the three months ended March 31, 2026 and 2025, respectively, for expensed transaction, development and other pursuit costs, net of recoveries, which include costs related to development pursuits that were not yet probable of future development at the time incurred, or for pursuits that the Company determined are no longer probable of being developed. The amount for the three months ended March 31, 2025 includes a write-off of $3,668,000 for one development opportunity that the Company determined was no longer probable. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Operations. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Long-Lived Assets Casualty Loss

For the three months ended March 31, 2026, the Company recognized $4,619,000 of expense from property damage at certain of the Company's communities, reported as casualty and impairment loss on the accompanying Condensed Consolidated Statements of Operations. The expense for the three months ended March 31, 2026 relates to damage from a water pipe break at a community in New Jersey and damage at communities throughout the portfolio from winter storms.

6.  Real Estate Disposition Activities

The following real estate sales occurred during the three months ended March 31, 2026 (dollars in thousands):

Community name	Location	Period of sale	Apartment homes	Gross sales price	Gain on disposition (1)	Commercial square feet
Avalon Sunset Towers	San Francisco, CA	Q1 2026	243	$105,000	$85,567	—
Avalon White Plains	White Plains, NY	Q1 2026	407	166,000	84,408	—
Avalon The Albemarle	Washington D.C.	Q1 2026	234	69,750	9,713	1,000
Total			884	$340,750	$179,688	1,000
_________________________________
(1)    Gain on disposition was reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Operations.

At March 31, 2026, the Company had no real estate assets that qualified as held for sale.

7. Commitments and Contingencies

Legal Contingencies

The Company recognizes a loss associated with contingent legal matters when the loss is probable and estimable.

In 2022 and early 2023, the Company was named as a defendant in cases brought by private litigants alleging antitrust violations by RealPage, Inc. and owners and/or operators of multifamily housing which utilize revenue management systems provided by RealPage, Inc. The Company engaged with the plaintiffs' counsel to explain why it believed that these cases were without merit as they pertained to the Company. Following these discussions, the plaintiffs filed a notice of voluntary dismissal in July 2023, which resulted in the Company being dismissed without prejudice from these cases. Subsequently, on November 1, 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc. and a number of owners and/or operators of multifamily housing in the District of Columbia, including the Company, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data (the “D.C. Antitrust Litigation”). The court has denied the Company's motions to dismiss and for judgment on the pleadings.

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

On April 23, 2025, the Attorney General of the State of New Jersey and the New Jersey Division of Consumer Affairs filed a lawsuit similar to the D.C. Antitrust Litigation and the Maryland Antitrust Litigation in the U.S. District Court for the District of New Jersey. The lawsuit alleges that RealPage, Inc. and a number of owners and/or operators of multifamily properties in New Jersey, including the Company, violated federal and state antitrust laws and the state consumer fraud law (the “New Jersey Antitrust Litigation”) by unlawfully agreeing to use RealPage, Inc. revenue management systems and other related actions. On July 29, 2025, the Company filed a motion to dismiss. On March 31, 2026, the court granted without prejudice the Company’s motion with respect to the federal and state antitrust claims but denied it with respect to the state consumer fraud claim. See Note 12, "Subsequent Events," for further discussion of the New Jersey Antitrust Litigation.

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

Lease Obligations

The Company owns seven apartment communities, two commercial properties and one development community located on land subject to ground leases expiring between July 2046 and May 2123. The Company has purchase options for all ground leases expiring prior to 2062. The ground leases for six of the seven apartment communities, the two commercial properties and one development community are operating leases, with rental expense recognized on a straight-line basis over the lease term. In addition, the Company is party to 13 leases for its corporate and regional offices with varying terms through August 2031, all of which are operating leases. During the three months ended March 31, 2026, the Company did not enter into any new ground leases.

The ground lease for the development community includes a completion guaranty that obligates the Company to complete construction of the community and certain off-site infrastructure improvements prior to May 2030. The Company expects to complete construction in Q1 2029 for an estimated total capital cost of $302,000,000.

As of March 31, 2026 and December 31, 2025, the Company had total operating lease assets of $118,168,000 and $119,888,000, respectively, and lease obligations of $143,655,000 and $145,319,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company incurred costs of $3,924,000 and $3,935,000 for the three months ended March 31, 2026 and 2025, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease and four leases for portions of parking garages adjacent to apartment communities that are finance leases. As of March 31, 2026 and December 31, 2025, the Company had total finance lease assets of $27,536,000 and $27,649,000, respectively, and total finance lease obligations of $19,862,000 and $19,881,000, respectively, reported as components of right of use lease assets and lease liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

The Company's segment disclosures present the measure(s) used by the Chief Operating Decision Maker ("CODM") for assessing each segment's performance. The Company's CODM is comprised of several members of its executive management team, including its Chief Executive Officer and President, Chief Financial Officer, Chief Investment Officer, Chief Operating Officer, and Executive Vice President- Portfolio and Asset Management. The CODM uses net operating income ("NOI") as the primary financial measure for Same Store communities and Other Stabilized communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), property management and other indirect operating expenses, net of corporate income, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from unconsolidated investments, Structured Investment Program interest income, depreciation expense, income tax expense (benefit), casualty and impairment loss, gain on sale of communities, other real estate activity and net operating income from real estate assets sold or held for sale. The CODM evaluates the Company's financial performance on a consolidated residential and commercial basis. The commercial results attributable to the non-apartment components of the Company's mixed-use communities and other nonresidential operations represent 1.6% and 2.0% of total NOI for the three months ended March 31, 2026 and 2025, respectively. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income and consistent with how the Company's CODM evaluates total NOI.

A reconciliation of NOI to net income for the three months ended March 31, 2026 and 2025 is as follows (dollars in thousands):

	For the three months ended March 31,
	2026	2025
Net income	$328,290	$236,597
Property management and other indirect operating expenses, net of corporate income	38,100	36,100
Expensed transaction, development and other pursuit costs, net of recoveries	3,416	4,744
Interest expense, net	71,489	59,864
General and administrative expense	22,077	19,780
Loss from unconsolidated investments	6,527	999
Structured Investment Program interest income	(7,481)	(6,113)
Depreciation expense	233,104	217,888
Income tax benefit	(294)	(116)
Casualty and impairment loss	4,619	—
Gain on sale of communities	(179,912)	(56,469)
Other real estate activity	(84)	(155)
Net operating income from real estate assets sold or held for sale	(2,358)	(16,724)
Net operating income	$517,493	$496,395

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended March 31,
	2026	2025
Rental income from real estate assets sold or held for sale	$4,398	$25,243
Operating expenses from real estate assets sold or held for sale	(2,040)	(8,519)
Net operating income from real estate assets sold or held for sale	$2,358	$16,724

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table details the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2026. Segment information for the three months ended March 31, 2026 and 2025 has been adjusted to exclude the real estate assets that were sold from January 1, 2025 through March 31, 2026, or otherwise qualify as held for sale as of March 31, 2026, as described in Note 6, "Real Estate Disposition Activities."

	For the three months ended March 31, 2026
	Same Store	Other Stabilized	Development / Redevelopment	Total (1) (2)
Total Revenue	$711,418	$33,866	$18,764	$764,048
Same Store Operating Expense
Property Taxes	(82,042)			(82,042)
Payroll	(40,311)			(40,311)
Repairs & Maintenance	(39,249)			(39,249)
Utilities	(33,644)			(33,644)
Office Operations	(16,211)			(16,211)
Insurance	(10,449)			(10,449)
Marketing	(3,632)			(3,632)
Same Store Operating Expense	(225,538)	—	—	(225,538)
Non-Same Store Operating Expense	—	(12,843)	(8,174)	(21,017)
Total Expenses	(225,538)	(12,843)	(8,174)	(246,555)
Total NOI	$485,880	$21,023	$10,590	$517,493
Gross Real Estate	$25,209,461	$1,721,462	$2,568,160	$29,499,083

	For the three months ended March 31, 2025
	Same Store	Other Stabilized	Development / Redevelopment	Total (1) (2)
Total Revenue	$700,966	$10,009	$7,920	$718,895
Same Store Operating Expense
Property Taxes	(77,363)			(77,363)
Payroll	(39,833)			(39,833)
Repairs & Maintenance	(37,956)			(37,956)
Utilities	(29,721)			(29,721)
Office Operations	(15,962)			(15,962)
Insurance	(10,530)			(10,530)
Marketing	(3,750)			(3,750)
Same Store Operating Expense	(215,115)	—	—	(215,115)
Non-Same Store Operating Expense	—	(4,174)	(3,211)	(7,385)
Total Expenses	(215,115)	(4,174)	(3,211)	(222,500)
Total NOI	$485,851	$5,835	$4,709	$496,395
Gross Real Estate	$24,896,320	$941,909	$1,329,542	$27,167,771
__________________________________
(1)Does not include non-allocated revenue. Non-allocated revenue represents third-party property management, developer fees and miscellaneous income and other ancillary items which are not allocated to a reportable segment. Non-allocated revenue is $1,833 and $1,742 for the three months ended March 31, 2026 and 2025, respectively.
(2)    Does not include non-allocated gross real estate and land held for development. Non-allocated gross real estate is $106,319 and $118,630 as of March 31, 2026 and 2025, respectively. Land held for development is $135,134 and $141,978 as of March 31, 2026 and 2025, respectively.

9.  Stock-Based Compensation Plans

As part of its long-term compensation plans, the Company has granted stock options, performance awards and restricted stock under the Plan. Details of the outstanding awards and activity under the Plan for the three months ended March 31, 2026 are presented below.

Stock Options:

	Options	Weighted average exercise price per option
Options Outstanding at December 31, 2025	271,576	$183.28
Granted (1)	23,316	179.67
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options Outstanding at March 31, 2026	294,892	$182.99
Options Exercisable at March 31, 2026	261,043	$182.53
__________________________________
(1)All options are from recipient elections to receive a portion of earned restricted stock awards in the form of stock options.

Performance Awards:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2025	256,377	$199.94
Granted	99,172	173.72
Change in awards based on performance (1)	31,695	198.68
Converted to shares of common stock	(123,221)	198.41
Forfeited	(1,136)	206.88
Outstanding at March 31, 2026	262,887	$190.58
__________________________________
(1)Represents the change in the number of performance awards earned based on performance achievement.

The Company grants performance awards based on (i) the total shareholder return metrics for the Company’s common stock and (ii) financial metrics related to operating performance and leverage metrics of the Company. The number of performance awards granted that are based on total shareholder return metrics and financial metrics are as follows:

2026
Total shareholder return metrics	54,543
Financial metrics	44,629
Total granted	99,172

The Company used a Monte Carlo model to assess the compensation cost associated with the portion of the performance awards granted for which achievement will be determined by using total shareholder return measures. The assumptions used are as follows:

2026
Dividend yield	4.0%
Estimated volatility over the life of the plan (1)	17.2% - 21.7%
Risk free rate	3.39% - 3.43%
Estimated performance award value based on total shareholder return measure	$168.69
__________________________________
(1)Estimated volatility over the life of the plan is using 50% historical volatility and 50% implied volatility.

For the portion of the performance awards granted in 2026 for which achievement will be determined by using financial metrics, the compensation cost was based on an average grant date value of $179.67.

Restricted Stock:

	Restricted stock shares	Weighted average grant date fair value per share
Outstanding at December 31, 2025	167,179	$195.76
Granted	110,142	179.68
Vested	(86,599)	189.34
Forfeited	(402)	195.63
Outstanding at March 31, 2026	190,320	$189.38

Total employee stock-based compensation cost recognized in income was $5,786,000 and $5,731,000 for the three months ended March 31, 2026 and 2025, respectively, and total capitalized stock-based compensation cost was $2,294,000 and $2,534,000 for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, total unrecognized compensation cost was $57,433,000 for unvested restricted stock, stock options and performance awards, which is expected to be recognized over a weighted average period of 2.4 years. The Company reverses any previously recognized compensation cost for forfeitures as they occur.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities and provides other real estate related services to third parties, for which it receives asset management, property management, construction, development and redevelopment fee revenue. From these entities, the Company earned fees of $1,833,000 and $1,742,000 for the three months ended March 31, 2026 and 2025, respectively. In addition, the Company had outstanding receivables associated with its property and construction management roles of $1,337,000 and $1,395,000 as of March 31, 2026 and December 31, 2025, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount of $692,000 and $589,000 for the three months ended March 31, 2026 and 2025, respectively, as a component of general and administrative expense on the accompanying Condensed Consolidated Statements of Operations. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $364,000 and $910,000 on March 31, 2026 and December 31, 2025, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

11.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Hedging Derivatives are carried at fair value in the Company's financial statements. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions and monitors the credit ratings of counterparties and the exposure of the Company to any single entity. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. The Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility. The Hedging Derivatives credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, which the Company concluded are not significant. As a result, the Company determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at March 31, 2026 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps
Notional balance	$357,289	$700,000
Weighted average interest rate (1)	4.0%	N/A
Weighted average capped/swapped interest rate	6.7%	3.6%
Earliest maturity date	July 2026	January 2027
Latest maturity date	May 2029	April 2029
____________________________________
(1)For debt hedged by interest rate caps, represents the weighted average interest rate on the hedged debt prior to any impact of the associated interest rate caps.

During the three months ended March 31, 2026, the Company entered into $150,000,000 of forward starting interest rate swap agreements designated as cash flow hedges of interest rate variability on future debt issuance activity through December 31, 2026. The Company expects to cash settle the swaps and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

The Company had certain derivatives not designated as hedges during the three months ended March 31, 2026 and 2025, for which fair value changes during each of the respective periods were not material.

The Company anticipates reclassifying approximately $3,437,000 of net hedging gains from accumulated other comprehensive income into earnings within the next 12 months as an offset to the hedged item during this period.

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

Other Financial Instruments

Other financial instruments consist of (i) rents, (ii) other receivables, including notes receivable, (iii) prepaid expenses, (iv) accounts and construction payable and (v) accrued expenses and other liabilities. These assets and liabilities are carried at their face amounts, which reasonably approximate their fair values. The Company determined that its notes receivable approximate fair value because interest rates, yields and other terms are consistent with interest rates, yields and other terms currently available for similar instruments and are considered to be a Level 2 price within the fair value hierarchy.

Equity Securities

The Company has direct equity investments in third-party property technology companies. These investments are accounted for using the measurement alternative and are valued at the market price of observable transactions. During the three months ended March 31, 2026, the Company recognized an unrealized loss of $6,250,000 related to these investments, which was reported as a component of loss from unconsolidated investments on the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2026, the Company had recorded cumulative fair value adjustments of $61,322,000 for net unrealized gains on equity securities.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured or disclosed at fair value on a recurring basis (dollars in thousands):

	March 31, 2026
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investments
Notes Receivable, net	$258,128	$—	$258,128	$—
Non-designated Hedges
Interest Rate Caps	20	—	20	—
Interest Rate Swaps - Assets	3,375	—	3,375	—
Total Assets	$261,523	$—	$261,523	$—

Liabilities
Interest Rate Swaps - Liabilities	$1,022	$—	$1,022	$—
Indebtedness
Fixed rate unsecured debt	6,951,060	6,951,060	—	—
Mortgage notes payable, Commercial Paper and Term Loan	2,001,371	—	2,001,371	—
Total Liabilities	$8,953,453	$6,951,060	$2,002,393	$—

	December 31, 2025
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investments
Notes Receivable, net	$259,051	$—	$259,051	$—
Total Assets	$259,051	$—	$259,051	$—

Liabilities
Interest Rate Swaps - Liabilities	$4,046	$—	$4,046	$—
Indebtedness
Fixed rate unsecured debt	7,025,656	7,025,656	—	—
Mortgage notes payable, Commercial Paper and Term Loan	1,970,177	—	1,970,177	—
Total Liabilities	$8,999,879	$7,025,656	$1,974,223	$—

12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In April 2026 and through the date this Form 10-Q was filed, the Company had the following activity:

•The Company entered into one new SIP commitment, agreeing to provide an aggregate investment of up to $15,000,000 in a multifamily development project in Metro NY/NJ.

•On April 14, 2026, the Company filed a motion to reconsider the court’s ruling on the Company’s motion to dismiss the New Jersey Antitrust Litigation insofar as it did not dismiss the remaining state consumer fraud claim. See Note 7, "Commitments and Contingencies," for further discussion of the New Jersey Antitrust Litigation.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help provide an understanding of our business, financial condition and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under "Forward-Looking Statements" included in this report. Actual results or developments could differ materially from those projected in such statements as a result of the factors described under "Forward-Looking Statements" as well as the risk factors described in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025 (the "Form 10-K") and in Part II, Item 1A. "Risk Factors" in this report.

Capitalized terms used without definition have the meanings provided elsewhere in this Form 10-Q.

Executive Overview

Business Description

AvalonBay Communities, Inc. (the "Company," "we," "our" and "us" which terms, unless the context otherwise requires, refer to AvalonBay Communities, Inc. together with its subsidiaries), is a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. We develop, redevelop, acquire, own and operate apartment communities in Boston, Massachusetts, the New York/New Jersey metro area, the Mid-Atlantic, Seattle, Washington, and Northern and Southern California, as well as in our expansion regions of Raleigh-Durham and Charlotte, North Carolina, Southeast Florida, Dallas and Austin, Texas, and Denver, Colorado. We use the term apartment communities to refer to properties that consist of apartment homes or townhomes or a combination of both. We focus on leading metropolitan areas that we believe have offered, and will continue to offer, the opportunity for superior risk-adjusted returns over the long-term on apartment community investments relative to other markets.

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

First Quarter 2026 Operating Highlights

•Net income attributable to common stockholders for the three months ended March 31, 2026 was $325,730,000, an increase of $89,133,000, or 37.7%, over the prior year period. The increase was primarily attributable to an increase in gains from real estate sales and NOI from communities, partially offset by an increase in depreciation expense from newly acquired or developed communities.

•Same Store NOI attributable to our apartment rental operations, including parking and other ancillary residential ("Residential") revenue, for the three months ended March 31, 2026 was $479,937,000, an increase of $1,087,000, or 0.2%, over the prior year period. The increase was primarily attributable to an increase in Residential revenue of $11,053,000, or 1.6%, partially offset by an increase in Residential property operating expenses of $9,966,000, or 4.7%.

•Other Stabilized Residential NOI, for the three months ended March 31, 2026 was $19,014,000, an increase of $15,713,000, over the prior year period due to newly acquired and recently completed Development communities.

First Quarter 2026 Development Highlights

At March 31, 2026, we owned or held a direct or indirect interest in:

•25 wholly-owned communities under construction, which are expected to contain 8,673 apartment homes with a projected total capitalized cost of $3,390,000,000.

•Land or rights to land on which we expect to develop an additional 30 apartment communities that, if developed as expected, will contain 9,866 apartment homes.

First Quarter 2026 Real Estate Transactions Highlights

During the three months ended March 31, 2026, we sold three wholly-owned communities containing 884 apartment homes for $340,750,000, for a gain in accordance with GAAP of $179,688,000.

Communities Overview

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

Current Communities are categorized as Same Store, Other Stabilized, Redevelopment, or Unconsolidated according to the following attributes:

•Same Store is composed of consolidated communities where a comparison of operating results from the prior year to the current year is meaningful as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period. For the three month periods ended March 31, 2026 and 2025, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2025, are not conducting or expected to conduct substantial redevelopment activities and are not held for sale as of March 31, 2026 or probable for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one year anniversary of completion of development or redevelopment.

•Other Stabilized is composed of completed consolidated communities that we own and that are not Same Store but which have stabilized occupancy, as defined above, as of January 1, 2026, or which were acquired subsequent to January 1, 2025. Other Stabilized excludes communities that are conducting, or are probable to conduct substantial redevelopment activities within the current year, as defined below.

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

Unconsolidated Development is composed of communities that are either currently under construction, or were under construction and were completed during the current year, in which we have an indirect ownership interest through an unconsolidated joint venture. These communities may be partially or fully complete and operating.

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

As of March 31, 2026, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Same Store:
Boston, MA	39	9,697
Metro NY/NJ	41	12,795
Mid-Atlantic	37	12,872
Southeast Florida	9	3,091
Denver, CO	8	2,192
Seattle, WA	19	5,624
Northern California	39	12,320
Southern California	59	17,899
Other Expansion Regions	12	3,200
Total Same Store	263	79,690

Other Stabilized:
Boston, MA	—	—
Metro NY/NJ	2	549
Mid-Atlantic	—	—
Southeast Florida	1	270
Denver, CO	2	616
Seattle, WA	2	368
Northern California	—	—
Southern California	—	—
Other Expansion Regions	11	3,404
Total Other Stabilized	18	5,207

Redevelopment	1	842

Unconsolidated	8	2,394

Total Current	290	88,133

Development	29	10,138

Unconsolidated Development	—	—

Total Communities	319	98,271

Development Rights	30	9,866

Results of Operations

Our results of operations are driven by our operating platform and are also affected by national and local market conditions and are reflected in changes in Same Store NOI; NOI derived from acquisitions, development completions and development under construction and in lease-up; loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three months ended March 31, 2026 and 2025 is as follows (unaudited, dollars in thousands).

	For the three months ended March 31,
	2026	2025

Revenue:
Rental and other income	$768,446	$744,138
Management, development and other fees	1,833	1,742
Total revenue	770,279	745,880

Expenses:
Direct property operating expenses, excluding property taxes	(158,486)	(149,187)
Property taxes	(90,109)	(81,831)
Total community operating expenses	(248,595)	(231,018)

Property management and other indirect operating expenses	(39,933)	(37,843)
Expensed transaction, development and other pursuit costs, net of recoveries	(3,416)	(4,744)
Interest expense, net	(71,489)	(59,864)
Depreciation expense	(233,104)	(217,888)
General and administrative expense	(22,077)	(19,780)
Casualty and impairment loss	(4,619)	—
Loss from unconsolidated investments	(6,527)	(999)
Structured Investment Program interest income	7,481	6,113
Gain on sale of communities	179,912	56,469
Other real estate activity	84	155
Income before income taxes	327,996	236,481
Income tax benefit	294	116
Net income	328,290	236,597

Net income attributable to noncontrolling interests	(2,560)	—

Net income attributable to common stockholders	$325,730	$236,597

Net income attributable to common stockholders increased $89,133,000, or 37.7%, to $325,730,000 for the three months ended March 31, 2026, as compared to the prior year period, primarily due to an increase in gains from real estate sales and NOI from communities, partially offset by (i) an increase in depreciation expense from newly acquired or developed communities and (ii) increased interest expense, net over the prior year period due to a higher effective rate for our unsecured indebtedness and increased commercial paper outstanding.

NOI. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding:
•corporate-level income (such as management, development and other fees);
•property management and other indirect operating expenses, net of corporate income;
•expensed transaction, development and other pursuit costs, net of recoveries;
•interest expense, net;
•loss on extinguishment of debt, net;
•general and administrative expense;
•income (loss) from unconsolidated investments;
•SIP interest income;
•depreciation expense;
•income tax expense (benefit);
•casualty and impairment loss;
•gain on sale of communities;
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

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Residential NOI represents results attributable to our apartment rental operations, including parking and other ancillary residential revenue. Reconciliations of NOI and Residential NOI for the three months ended March 31, 2026 and 2025 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended March 31,
	2026	2025

Net income	$328,290	$236,597
Property management and other indirect operating expenses, net of corporate income	38,100	36,100
Expensed transaction, development and other pursuit costs, net of recoveries	3,416	4,744
Interest expense, net	71,489	59,864
General and administrative expense	22,077	19,780
Loss from unconsolidated investments	6,527	999
Structured Investment Program interest income	(7,481)	(6,113)
Depreciation expense	233,104	217,888
Income tax benefit	(294)	(116)
Casualty and impairment loss	4,619	—
Gain on sale of communities	(179,912)	(56,469)
Other real estate activity	(84)	(155)
Net operating income from real estate assets sold or held for sale	(2,358)	(16,724)
NOI	517,493	496,395

Commercial NOI (1)	(8,317)	(9,892)
Residential NOI	$509,176	$486,503
_________________________
(1)Represents results attributable to the retail and other non-residential operations at our communities ("Commercial").

The Residential NOI changes for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended March 31,
	2026	2025	Increase/ (Decrease)

Same Store	$479,937	$478,850	$1,087
Other Stabilized	19,014	3,301	15,713
Development / Redevelopment	10,225	4,352	5,873
Total	$509,176	$486,503	$22,673

The 0.2% increase in Same Store Residential NOI for the three months ended March 31, 2026 is due to an increase in Residential revenue of $11,053,000, or 1.6%, partially offset by an increase in Residential property operating expenses of $9,966,000, or 4.7%, over the prior year period.

Rental and other income increased $24,308,000, or 3.3%, for the three months ended March 31, 2026, compared to the prior year period, primarily due to an increase in rental revenue from our stabilized operating communities, discussed below.

Consolidated Communities — The weighted average number of occupied apartment homes for consolidated communities increased to 84,277 apartment homes for the three months ended March 31, 2026, compared to 80,703 apartment homes for the prior year period. The weighted average monthly Residential revenue per occupied apartment home was $2,991 for the three months ended March 31, 2026, compared to $3,020 in the prior year period.

Same Store Communities — The following table presents the change in Same Store Residential revenue, including the attribution of the change between average revenue per occupied home and Economic Occupancy (as defined below) for the three months ended March 31, 2026 (unaudited, dollars in thousands).

	For the three months ended March 31,
	Residential revenue				Average monthly revenue per occupied home			Economic Occupancy (1)
	2026	2025	2026 to 2025	2026 to 2025	2026	2025	2026 to 2025	2026	2025	2026 to 2025
			$ Change	% Change			% Change		% Change
Boston, MA	$95,057	$94,686	$371	0.4%	$3,425	$3,383	1.2%	95.4%	96.2%	(0.8)%
Metro NY/NJ	142,141	139,218	2,923	2.1%	3,842	3,779	1.7%	96.4%	96.0%	0.4%
Mid-Atlantic	95,138	93,917	1,221	1.3%	2,565	2,538	1.1%	96.0%	95.8%	0.2%
Southeast Florida	26,914	26,749	165	0.6%	2,973	2,959	0.5%	97.6%	97.5%	0.1%
Denver, CO	13,451	13,892	(441)	(3.2)%	2,131	2,266	(6.0)%	96.0%	93.2%	2.8%
Seattle, WA	46,944	47,057	(113)	(0.2)%	2,902	2,900	0.1%	95.9%	96.2%	(0.3)%
Northern California	114,262	109,947	4,315	3.9%	3,202	3,092	3.6%	96.6%	96.3%	0.3%
Southern California	152,785	150,282	2,503	1.7%	2,966	2,916	1.7%	95.9%	95.9%	—%
Other Expansion Regions	17,284	17,175	109	0.6%	1,888	1,880	0.4%	95.4%	95.2%	0.2%
Total Same Store	$703,976	$692,923	$11,053	1.6%	$3,064	$3,020	1.5%	96.1%	96.0%	0.1%
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

Direct property operating expenses, excluding property taxes, increased $9,299,000, or 6.2%, for the three months ended March 31, 2026, compared to the prior year period, primarily due to the addition of newly developed and acquired apartment communities as well as increased Residential operating expenses at our Same Store communities as discussed below.

Same Store Residential direct property operating expenses, excluding property taxes, increased $5,376,000, or 3.9%, for the three months ended March 31, 2026, compared to the prior year period, primarily from increased (i) utility costs due to higher rates for electricity and water/sewer, and (ii) repairs and maintenance costs due to the continued deployment of smart home technology and increased cleaning and third-party maintenance costs.

Property taxes increased $8,278,000, or 10.1%, for the three months ended March 31, 2026, compared to the prior year period, primarily due to the addition of newly developed and acquired apartment communities and increases for our Same Store Residential portfolio, partially offset by decreased property taxes from dispositions.

Same Store Residential property taxes increased $4,590,000, or 6.0%, for the three months ended March 31, 2026, compared to the prior year period, primarily due to (i) increased rates and assessments across the portfolio, (ii) a greater benefit from tax appeals realized in the prior year period and (iii) the expiration of property tax incentive programs primarily at certain New York City properties.

Property management and other indirect operating expenses, net of corporate income increased $2,090,000, or 5.5%, for the three months ended March 31, 2026, compared to the prior year period, primarily due to advocacy costs in the current year period, partially offset by a decrease in consulting costs for strategic initiatives.

Expensed transaction, development and other pursuit costs, net of recoveries includes costs incurred for write downs and abandonment of Development Rights and development pursuits not yet considered probable for development, as well as costs related to abandoned acquisition and disposition pursuits, offset by any recoveries of costs incurred. In periods of increased acquisition and pursuit activity, periods of economic downturn or when there is limited access to capital, these costs may vary significantly from year to year. In addition, the timing for recoveries will not always align with the timing for expensing an abandoned pursuit. Expensed transaction, development and other pursuit costs, net of recoveries, was $3,416,000 and $4,744,000 for the three months ended March 31, 2026 and 2025, respectively. The amount for the three months ended March 31, 2025 includes a write-off of $3,668,000 for one development opportunity that we determined was no longer probable.

Interest expense, net increased $11,625,000, or 19.4%, for the three months ended March 31, 2026, compared to the prior year period. This category includes interest costs offset by interest capitalized for development and redevelopment activities, amortization of premium/discount on debt and any deferred gains or losses from our hedging activity, interest income and any mark-to-market impact from derivatives not in qualifying hedge relationships. The increase for the three months ended March 31, 2026 is primarily due to higher effective interest expense for our unsecured indebtedness and increased commercial paper outstanding, partially offset by increased capitalized interest compared to the prior year period.

Depreciation expense increased $15,216,000, or 7.0%, for the three months ended March 31, 2026, compared to the prior year period, primarily due to the addition of newly developed and acquired apartment communities, partially offset by dispositions.

General and administrative expense increased $2,297,000, or 11.6%, for the three months ended March 31, 2026, compared to the prior year period, primarily due to an increase in legal costs and settlements and higher severance costs.

Casualty and impairment loss for the three months ended March 31, 2026 was $4,619,000, which represents property damage and emergency response at certain of our communities resulting from casualty events. These losses relate to damage from a water pipe break at a community in New Jersey and damage at communities throughout the portfolio from winter storms.

Loss from unconsolidated investments increased $5,528,000 for the three months ended March 31, 2026, compared to the prior year period, primarily due to a non‑cash write down of one property technology investment.

Structured Investment Program interest income increased $1,368,000 for the three months ended March 31, 2026, compared to the prior year period, primarily due to the increased principal amount funded in our SIP investments.

Gain on sale of communities increased $123,443,000 for the three months ended March 31, 2026, compared to the prior year period. The amount of gain realized in a particular period depends on many factors, including the number of communities sold, expected operating performance of the communities and the market conditions in the local area. For the three months ended March 31, 2026, we sold three wholly-owned communities and recognized gains of $179,912,000. For the three months ended March 31, 2025, we sold one wholly-owned community and recognized a gain of $56,469,000.

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

FFO can help with the comparison of the operating and financial performance of a real estate company between periods or as compared to different companies because the adjustments such as (i) gains or losses on sales of previously depreciated property or (ii) real estate depreciation may impact comparability as the amount and timing of these or similar items can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates. By further adjusting for items that we do not consider part of our core business operations, Core FFO can help with the comparison of our core operating performance year over year. We believe that, in order to understand our operating results, FFO and Core FFO should be considered in conjunction with net income as presented in the Condensed Consolidated Statements of Operations included elsewhere in this report.

We calculate Core FFO as FFO, adjusted for:

•joint venture gains and losses (if not adjusted through FFO), non-core costs, promoted interests from partnerships and distributions from unconsolidated ventures where income recognition is deferred;
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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended March 31,
	2026	2025

Net income attributable to common stockholders	$325,730	$236,597
Depreciation - real estate assets, including joint venture adjustments	230,602	216,627
Income attributable to noncontrolling interests	2,560	—
Gain on sale of previously depreciated real estate	(179,912)	(56,469)
Casualty loss and impairment on real estate	4,619	—
FFO	383,599	396,755

Adjusting items:
Unconsolidated entity activity (1)	7,116	1,242
Structured Investment Program loan reserve (2)	(264)	17
Hedge accounting activity	12	19
Advocacy contributions	2,134	—
Severance related costs	1,113	176
Expensed transaction, development and other pursuit costs, net of recoveries (3)	2,581	3,888
Other real estate activity (4)	(84)	(133)
Legal settlements and costs	2,774	1,478
Income tax benefit	(294)	(116)
Core FFO	$398,687	$403,326

Weighted average common shares outstanding - diluted	140,812,786	142,486,558

Earnings per common share - diluted	$2.33	$1.66
FFO per common share - diluted	$2.72	$2.78
Core FFO per common share - diluted	$2.83	$2.83
_________________________
(1)Amounts for the three months ended March 31, 2026 consist primarily of unrealized losses on property technology and sustainability fund investments, as well as the distribution from an unconsolidated real estate venture. The amount for three months ended March 31, 2025 consists primarily of unrealized losses on property technology and sustainability fund investments.
(2)Reflects changes to expected credit losses associated with our lending commitments primarily under the SIP. The timing and amount of actual losses that will be incurred, if any, is to be determined at the maturity of each respective lending agreement.
(3)Amount for the three months ended March 31, 2025 includes a write-off of $3,668 for one development opportunity that we determined was no longer probable.
(4)Amount for the three months ended March 31, 2026 consists primarily of gains on sale of other non-operating real estate. Amount for the three months ended March 31, 2025 consists primarily of gains on sale of non-operating real estate, as well as the imputed carry cost of for-sale residential condominiums at The Park Loggia. We compute this adjustment by multiplying the total capitalized cost of the unsold for-sale residential condominiums by the weighted average effective interest rate on our unsecured debt.

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

We had cash, cash equivalents and restricted cash of $291,094,000 at March 31, 2026, a decrease of $61,989,000 from $353,083,000 at December 31, 2025. The following discussion relates to changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities.

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands):

	For the three months ended March 31,
	2026	2025
Net cash provided by operating activities	$418,933	$415,903
Net cash used in investing activities	$(48,980)	$(427,865)
Net cash used in financing activities	$(431,942)	$(36,007)
•Net cash provided by operating activities increased primarily due to an increase in NOI from our stabilized operating communities as well as from our Development communities.

•Net cash used in investing activities decreased primarily due to (i) an increase in net proceeds from the disposition of real estate assets and (ii) a decrease in the acquisition of real estate assets from the prior year period, partially offset by increased investment in the development and redevelopment of apartment communities.

•Net cash used in financing activities increased primarily due to (i) the repurchase of 1,130,336 shares of common stock at an average price of $175.59 per share for a total purchase price including fees of $198,480,000 in the current year period and (ii) a decrease in net borrowings under our Commercial Paper Program over the prior year period.

Variable Rate Unsecured Credit Facility

We have a $2,500,000,000 revolving variable rate unsecured credit facility with a syndicate of banks which matures in April 2030. The interest rate that would be applicable to borrowings under the Credit Facility was 4.33% at May 5, 2026 and is composed of (i) SOFR, applicable to the period of borrowing for a particular draw of funds from the Credit Facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.705% per annum, assuming a daily SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.65% to SOFR plus 1.40% based upon the rating of our unsecured senior notes. There is also an annual facility commitment fee of 0.12% of the borrowing capacity under the Credit Facility, which can vary from 0.10% to 0.30% based upon the rating of our unsecured senior notes. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases related to certain environmental sustainability targets, specifically greenhouse gas emission reductions, with the adjustment determined annually. The most recent annual determination under the sustainability-linked pricing component occurred in July 2025, maintaining reductions of approximately 0.02% to the interest rate margin and 0.005% to the commitment fee due to our achievement of sustainability targets.

The availability on the Credit Facility as of May 5, 2026 is as follows (dollars in thousands):

May 5, 2026
Credit Facility commitment	$2,500,000
Credit Facility outstanding	—
Commercial paper outstanding	(910,000)
Letters of credit outstanding (1)	(864)
Total Credit Facility available	$1,589,136
_____________________________________
(1)In addition, we had $51,574 outstanding in additional letters of credit unrelated to the Credit Facility as of May 5, 2026.

Commercial Paper Program

We have a Commercial Paper Program with a maximum amount of commercial paper notes that can be outstanding at any one time not to exceed $1,000,000,000. Under the terms of the Commercial Paper Program, we may issue unsecured commercial paper notes with maturities of less than one year. The Commercial Paper Program is backstopped by our commitment to maintain available borrowing capacity under the Credit Facility in an amount equal to actual borrowings under the Commercial Paper Program. As of May 5, 2026, we had $910,000,000 of borrowings outstanding under the Commercial Paper Program.

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

We were in compliance with these covenants at March 31, 2026.

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

Continuous Equity Offering Program

Under our continuous equity program (the "CEP"), we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. During the three months ended March 31, 2026 and through May 5, 2026, we had no sales under the CEP. As of May 5, 2026, we had $623,997,000 remaining authorized for issuance under the program.

Forward Equity Offering

In addition to the CEP, during the year ended December 31, 2024, we completed an underwritten public offering pursuant to which we entered into forward contracts to sell 3,680,000 shares of common stock at a discount to the closing price of $226.52 per share for approximate net proceeds of $808,606,000 based on the initial forward price. Settlement of the forward contracts is expected to occur on one or more dates not later than December 31, 2026. The final proceeds will be determined on the date(s) of settlement and are subject to certain customary adjustments for dividends and a daily interest factor.

Stock Repurchases

In February 2026, we terminated the Company's then-existing stock repurchase program (the "2025 Stock Repurchase Program") and adopted a new stock repurchase program under which we may acquire shares of our common stock in open market or negotiated transactions up to an aggregate purchase price of $1,000,000,000 (the "2026 Stock Repurchase Program"). Purchases of common stock under the 2026 Stock Repurchase Program may occur from time to time at the Company’s discretion. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2026 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the three months ended March 31, 2026, we repurchased 1,130,336 shares of common stock at an average price of $175.59 per share, including fees, for a total of $198,480,000 under the 2025 Stock Repurchase Program and the 2026 Stock Repurchase Program. As of March 31, 2026, the Company had $914,354,000 remaining capacity under the 2026 Stock Repurchase Program. There have been no repurchases subsequent to March 31, 2026.

Interest Rate Swap Agreements

During the three months ended March 31, 2026, we entered into $150,000,000 of forward starting interest rate swap agreements designated as cash flow hedges of interest rate variability on future debt issuance activity through December 31, 2026. We expect to cash settle the swaps and either pay or receive cash for the then current fair value, and will amortize the deferred hedging gain or loss over the life of the hedged debt as a component of interest expense, net.

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

The following table details our consolidated debt obligations, including the effective interest rate and contractual maturity dates, and principal payments for periodic amortization and maturities for the next five years, excluding our Credit Facility and Commercial Paper Program and amounts outstanding related to communities classified as held for sale, at March 31, 2026 and December 31, 2025 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest other than as disclosed related to the AVA Arts District loan (see "Unconsolidated Operating Communities" for further discussion of the AVA Arts District loan).

	Effective interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Debt				3/31/2026	12/31/2025	2026	2027	2028	2029	2030	Thereafter
Tax-exempt bonds
Variable rate
Avalon Acton	3.46%	Jul-2040	(3)	$45,000	$45,000	$—	$—	$—	$—	$—	$45,000
Avalon Clinton North	4.11%	Nov-2038	(3)	126,400	126,400	—	—	—	—	—	126,400
Avalon Clinton South	4.11%	Nov-2038	(3)	104,500	104,500	—	—	—	—	—	104,500
Avalon Midtown West	4.11%	May-2029	(3)	62,500	62,500	8,800	8,900	9,800	35,000	—	—
Avalon San Bruno I	4.00%	Dec-2037	(3)	51,450	52,150	1,200	2,700	2,900	3,100	3,300	38,250
				389,850	390,550	10,000	11,600	12,700	38,100	3,300	314,150
Conventional loans
Fixed rate
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	475,000	—	—	—	—	—
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	300,000	—	—	—	—	—
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	400,000	—	—	—	—
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	450,000	—	—	—
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	450,000	—	—
$700 million unsecured notes	2.69%	Mar-2030		700,000	700,000	—	—	—	—	700,000	—
$600 million unsecured notes	2.65%	Jan-2031		600,000	600,000	—	—	—	—	—	600,000
$700 million unsecured notes	2.16%	Jan-2032		700,000	700,000	—	—	—	—	—	700,000
$400 million unsecured notes	2.03%	Dec-2028		400,000	400,000	—	—	400,000	—	—	—
$350 million unsecured notes	4.38%	Feb-2033		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	5.19%	Dec-2033		400,000	400,000	—	—	—	—	—	400,000
$400 million unsecured notes	5.05%	Jun-2034		400,000	400,000	—	—	—	—	—	400,000
$400 million unsecured notes	5.05%	Aug-2035		400,000	400,000	—	—	—	—	—	400,000
$400 million unsecured notes	4.52%	Dec-2030		400,000	400,000	—	—	—	—	400,000	—
$550 million Term Loan	4.44%	Apr-2029	(4)	550,000	550,000	—	—	—	550,000	—	—
Avalon Walnut Creek	4.00%	Jul-2066		4,868	4,868	—	—	—	—	—	4,868
eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	41,400	—	—	—	—
eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	111,500	—	—	—	—
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	32,200	—	—	—	—
Avalon San Bruno III	2.38%	Mar-2027		51,000	51,000	—	51,000	—	—	—	—
Avalon Cerritos	3.34%	Aug-2029		30,250	30,250	—	—	—	30,250	—	—
Avalon West Plano	5.97%	May-2029		61,102	61,384	829	1,159	1,202	57,912	—	—
				8,257,320	8,257,602	775,829	637,259	851,202	1,088,162	1,100,000	3,804,868

Total indebtedness - excluding Credit Facility and Commercial Paper				$8,647,170	$8,648,152	$785,829	$648,859	$863,902	$1,126,262	$1,103,300	$4,119,018
_________________________
(1)Rates are as of March 31, 2026 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark-to-market amortization and other fees.
(2)Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured debt of $43,680 and $45,620 as of March 31, 2026 and December 31, 2025, respectively, and deferred financing costs and debt discount for the secured notes of $12,994 and $13,588 as of March 31, 2026 and December 31, 2025, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.
(3)Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.
(4)The variable rate Term Loan has been swapped to an effective fixed rate using interest rate swaps.

In addition to consolidated debt, we have scheduled contractual obligations associated with (i) ground leases for land underlying current operating or development communities and commercial and parking facilities and (ii) office leases for our corporate headquarters and regional offices. As of March 31, 2026, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in the Form 10-K.

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

In 2026, we expect to continue to meet our liquidity needs from one or more of a variety of internal and external sources, which may include (i) settlement of our outstanding equity forward contracts, (ii) real estate dispositions, (iii) cash balances on hand as well as cash generated from our operating activities, (iv) borrowing capacity under the Credit Facility, (v) borrowings under the Commercial Paper Program and (vi) secured and unsecured debt financings. Additional sources of liquidity in 2026 may include the issuance of common and preferred equity, including the issuance of additional shares of our common stock under the CEP. Our ability to obtain additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our financial prospects.

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

Unconsolidated Operating Communities

As of March 31, 2026, we had investments in the following unconsolidated real estate entities accounted for under the equity method of accounting. See Note 5, "Investments," of the Condensed Consolidated Financial Statements included elsewhere in this report. For joint ventures holding operating apartment communities as of March 31, 2026, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of apartment homes	Total capitalized cost	Debt (1)
				Principal amount		Interest rate	Maturity date
Unconsolidated Real Estate Investments					Type

NYTA MF Investors, LLC
1. Avalon Bowery Place I - New York, NY		206	$218,614	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II - New York, NY		90	91,793	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside - New York, NY (2)		295	217,490	111,295	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea - New York, NY (3)		305	130,828	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line - New York, NY (3)		405	123,366	84,000	Fixed	4.01%	Jan 2029
Total NYTA MF Investors, LLC	20.0%	1,301	782,091	394,734		3.88%

Other Operating Joint Ventures
1. MVP I, LLC - Avalon at Mission Bay II - San Francisco, CA	25.0%	313	130,855	—	—	—	—
2. Brandywine Apartments of Maryland, LLC - Brandywine - Washington, D.C.	28.6%	305	20,093	17,468	Fixed	3.40%	Jun 2028
3. Arts District Joint Venture - AVA Arts District - Los Angeles, CA (4)	25.0%	475	288,633	162,911	Variable	6.38%	Jul 2028
Total Other Joint Ventures		1,093	439,581	180,379		6.09%

Total Unconsolidated Real Estate Investments (5)		2,394	$1,221,672	$575,113		4.57%
_____________________________
(1)We have not guaranteed the debt of these unconsolidated investees and bear no responsibility for the repayment other than for the Arts District joint venture as discussed below in footnote 4.
(2)Borrowing on this community is comprised of two mortgage loans. The interest rate is the weighted average interest rate as of March 31, 2026.
(3)Borrowing on this dual-branded community is comprised of a single mortgage loan. This dual-branded community is subject to a leasehold interest which is not included in the total capitalized cost.
(4)AVA Arts District completed development during the year ended December 31, 2024 and achieved stabilized residential operations. The outstanding borrowing is subject to an interest rate cap, which will limit the interest rate to 8.2%, based on the current borrowing spread. While we guarantee 25% of the venture's construction loan, any amounts payable under the guarantee are obligations of the joint venture partners in proportion to their ownership interest.
(5)In addition to leasehold assets, there were net other assets of $40,074 as of March 31, 2026 associated with our unconsolidated real estate investments which are primarily cash and cash equivalents.

Development Communities

As of March 31, 2026, we owned or held a direct interest in 25 Development communities under construction. We expect these Development communities, when completed, to add a total of 8,673 apartment homes and 69,000 square feet of commercial space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $3,390,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate.

The following table presents a summary of the Development communities.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy	Estimated completion	Estimated stabilized operations (2)
1.	Avalon West Windsor (3) West Windsor, NJ	535	$210	Q2 2022	Q3 2025	Q4 2026	Q2 2027
2.	Avalon Wayne Wayne, NJ	473	171	Q4 2023	Q2 2025	Q3 2026	Q1 2027
3.	Avalon Parsippany Parsippany, NJ	410	147	Q4 2023	Q3 2025	Q2 2026	Q4 2026
4.	Avalon Pleasanton Pleasanton, CA	362	218	Q2 2024	Q3 2025	Q3 2027	Q1 2028
5.	Avalon at Becker Farm Roseland, NJ	533	190	Q2 2024	Q4 2025	Q4 2026	Q2 2027
6.	Avalon Quincy Adams Quincy, MA	288	122	Q2 2024	Q1 2026	Q3 2026	Q2 2027
7.	Avalon Tech Ridge I Austin, TX	544	153	Q3 2024	Q1 2026	Q2 2027	Q4 2027
8.	Avalon Carmel (4) Charlotte, NC	360	123	Q3 2024	Q2 2026	Q4 2026	Q3 2027
9.	Avalon Plano (4) Plano, TX	155	58	Q3 2024	Q3 2026	Q2 2027	Q1 2028
10.	Avalon Oakridge I Durham, NC	459	149	Q3 2024	Q1 2027	Q1 2028	Q3 2028
11.	AVA Brewer's Hill Baltimore, MD	418	134	Q4 2024	Q4 2026	Q4 2027	Q1 2028
12.	Kanso Hillcrest San Diego, CA	182	85	Q4 2024	Q1 2027	Q2 2027	Q4 2027
13.	Avalon Parker Parker, CO	312	122	Q1 2025	Q3 2026	Q2 2027	Q1 2028
14.	Avalon North Palm Beach (3) Lake Park, FL	279	118	Q1 2025	Q1 2027	Q3 2027	Q1 2028
15.	Avalon Brier Creek Durham, NC	400	126	Q2 2025	Q3 2026	Q3 2027	Q2 2028
16.	Avalon Kendall (4) Kendall, FL	224	83	Q2 2025	Q4 2026	Q1 2027	Q4 2027
17.	Avalon Mission Valley (3) San Diego, CA	621	302	Q3 2025	Q1 2028	Q1 2029	Q3 2029
18.	Avalon Southpoint (4) Durham, NC	394	132	Q3 2025	Q4 2026	Q1 2028	Q3 2028
19.	Avalon Northwest Hills Austin, TX	252	87	Q4 2025	Q3 2027	Q1 2028	Q3 2028
20.	Kanso Parsippany Parsippany, NJ	280	104	Q4 2025	Q2 2027	Q4 2027	Q3 2028
21.	Avalon Billerica Billerica, MA	200	73	Q4 2025	Q2 2027	Q4 2027	Q3 2028
22.	Avalon Townhome Collection Arundel Mills (4) Hanover, MD	90	45	Q4 2025	Q4 2026	Q4 2026	Q4 2027
23.	Avalon San Ramon San Ramon, CA	456	250	Q4 2025	Q3 2027	Q3 2028	Q1 2029
24.	Avalon Somerville Station II Somerville, NJ	171	65	Q1 2026	Q2 2027	Q4 2027	Q3 2028
25.	Avalon Saddle River Saddle River, NJ	275	123	Q1 2026	Q4 2027	Q3 2028	Q4 2028
	Total	8,673	$3,390

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

During the three months ended March 31, 2026, we completed the development of the following wholly-owned community:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	Avalon Lake Norman Mooresville, NC	345	$102	377,000	$271
	Total	345	$102
____________________________________
(1)Total capitalized cost is as of March 31, 2026. We generally anticipate incurring additional costs associated with this community which is customary for new developments.

Development Rights

At March 31, 2026, we had $135,134,000 in acquisition and related capitalized costs for direct interests in seven land parcels we own and intend to develop. In addition, we had $68,765,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to pursuits probable of future development including (i) 18 Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land, as well as (ii) costs incurred for five Development Rights that we expect to construct as additional phases of our existing stabilized operating communities on land we own. Collectively, the land held for development and associated costs for deferred Development Rights relate to 30 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,866 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. We incurred expense of $3,416,000 and $4,744,000 for the three months ended March 31, 2026 and 2025, respectively, for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed. The amount for the three months ended March 31, 2025 includes a write-off of $3,668,000 for one development opportunity that we determined was no longer probable.

Structured Investment Program

In April 2026, we entered into one new SIP commitment, agreeing to provide an aggregate investment of up to $15,000,000 in a multifamily development project in Metro NY/NJ.

As of May 5, 2026, we had nine commitments to fund up to $241,785,000 in the aggregate under the SIP. As of May 5, 2026, our investment commitments had a weighted average rate of return of 11.8% and a weighted average final maturity date of November 2028, inclusive of the impact of contractual extension options which typically allow the borrower to extend the maturity of their loan by up to two years from the initial maturity date. As of May 5, 2026, we had funded $221,459,000 of these commitments. See Note 5, "Investments," of the Condensed Consolidated Financial Statements included elsewhere in this report.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk as disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in the Form 10-K for the year ended December 31, 2025.

ITEM 4.    CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)Changes in internal controls over financial reporting.

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors that could materially affect our business, financial condition or future results discussed in the Form 10-K for the year ended December 31, 2025 in Part I, Item 1A. "Risk Factors." The risks described in the Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors since December 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)(3)
January 1 - January 31, 2026	822	$178.50	—	$163,769
February 1 - February 28, 2026	638,710	$176.83	637,958	$1,000,000
March 1 - March 31, 2026	564,869	$174.36	492,378	$914,354
Total	1,204,401	$175.67	1,130,336
___________________________________

(1)Consists of (i) shares surrendered to the Company in connection with the exercise of stock options as payment of the exercise price, as well as for taxes associated with the vesting of restricted share grants and the conversion of performance awards to shares of common stock and (ii) shares repurchased under the 2025 Stock Repurchase Program and 2026 Stock Repurchase Program, if any, as indicated under "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs."
(2)The Board of Directors approved the 2025 Stock Repurchase Program in October 2025 under which the Company was authorized to acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000. The 2025 Stock Repurchase Program did not have an expiration date. On February 26, 2026, the Company terminated the 2025 Stock Repurchase Program and adopted the 2026 Stock Repurchase Program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $1,000,000,000. Purchases of common stock under the 2026 Stock Repurchase Program may occur from time to time at the Company’s discretion. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2026 Stock Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice.
(3)Represents remaining repurchase authority as of the indicated month end under the 2025 Stock Repurchase Program and 2026 Stock Repurchase Program, as applicable. From January 1, 2026 through February 26, 2026, the Company repurchased 637,958 shares of common stock at an average price of $176.85 per share, including fees, for a total of $112,824,000 of the $163,769,000 of capacity remaining under the 2025 Stock Repurchase Program as of January 1, 2026.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

During the three months ended March 31, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
Financial materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) including: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements. (Filed herewith.)

104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document). (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	May 7, 2026	/s/ Benjamin W. Schall
Benjamin W. Schall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 7, 2026	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)