Form 10-Q
period 2026-06-30
AVALONBAY COMMUNITIES INC
filed 2026-07-30
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

142,797,963 shares of common stock, par value $0.01 per share, were outstanding as of July 24, 2026.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Real estate:
Land and improvements	$5,007,247	$4,960,568
Buildings and improvements	21,628,963	21,252,137
Furniture, fixtures and equipment	1,642,780	1,546,813
	28,278,990	27,759,518
Less accumulated depreciation	(9,116,539)	(8,686,084)
Net operating real estate	19,162,451	19,073,434
Construction in progress, including land	1,668,998	1,458,795
Land held for development	101,508	123,751
Real estate assets held for sale, net	41,942	150,262
Total real estate, net	20,974,899	20,806,242

Cash and cash equivalents	80,682	187,234
Restricted cash	165,436	165,849
Unconsolidated investments	199,046	193,441
Deferred development costs	75,440	73,237
Prepaid expenses and other assets	660,707	618,597
Right of use lease assets	144,141	147,537
Total assets	$22,300,351	$22,192,137

LIABILITIES AND EQUITY
Unsecured debt, net	$7,408,395	$7,879,380
Variable rate unsecured credit facility and commercial paper, net	915,786	739,608
Mortgage notes payable, net	700,599	709,564
Dividends payable	256,954	250,548
Payables for construction	113,585	92,267
Accrued expenses and other liabilities	385,901	391,973
Lease liabilities	162,444	165,200
Accrued interest payable	65,814	68,591
Resident security deposits	62,215	60,689
Total liabilities	10,071,693	10,357,820

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at June 30, 2026 and December 31, 2025; zero shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at June 30, 2026 and December 31, 2025; 141,875,567 and 140,080,657 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,419	1,401
Additional paid-in capital	11,739,908	11,212,296
Accumulated earnings less dividends	242,188	371,157
Accumulated other comprehensive income	38,896	26,486
Total stockholders' equity	12,022,411	11,611,340
Noncontrolling interests	206,247	222,977
Total equity	12,228,658	11,834,317
Total liabilities and equity	$22,300,351	$22,192,137

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenue:
Rental and other income	$775,986	$758,601	$1,544,432	$1,502,739
Management, development and other fees	1,782	1,594	3,615	3,336
Total revenue	777,768	760,195	1,548,047	1,506,075

Expenses:
Operating expenses, excluding property taxes	195,769	190,940	394,188	377,970
Property taxes	90,114	86,031	180,223	167,862
Expensed transaction, development and other pursuit costs, net of recoveries	19,976	2,493	23,392	7,237
Interest expense, net	70,070	64,801	141,559	124,665
Depreciation expense	232,975	231,730	466,079	449,618
General and administrative expense	27,137	22,997	49,214	42,777
Casualty and impairment loss	—	858	4,619	858
Total expenses	636,041	599,850	1,259,274	1,170,987

Income (loss) from unconsolidated investments	7,647	(1,052)	1,120	(2,051)
Structured Investment Program interest income	7,704	6,937	15,185	13,050
(Loss) gain on sale of communities	(338)	99,457	179,574	155,926
Other real estate activity	223	3,637	307	3,792

Income before income taxes	156,963	269,324	484,959	505,805
Income tax (expense) benefit	(70)	531	224	647

Net income	156,893	269,855	485,183	506,452
Net income attributable to noncontrolling interests	(1,173)	(1,190)	(3,733)	(1,190)
Net income attributable to common stockholders	$155,720	$268,665	$481,450	$505,262

Earnings per common share - basic:
Net income attributable to common stockholders	$1.11	$1.89	$3.43	$3.55

Earnings per common share - diluted:
Net income attributable to common stockholders	$1.11	$1.88	$3.43	$3.54

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Comprehensive income:
Net income	$156,893	$269,855	$485,183	$506,452
Other comprehensive income (loss):
Gain (loss) on cash flow hedges	7,178	(2,263)	13,754	(5,860)
Cash flow hedge gains reclassified to earnings	(687)	(570)	(1,250)	(843)
Other comprehensive income (loss)	6,491	(2,833)	12,504	(6,703)
Comprehensive income	163,384	267,022	497,687	499,749
Comprehensive income attributable to noncontrolling interests	(1,221)	(1,190)	(3,827)	(1,190)
Comprehensive income attributable to common stockholders	$162,163	$265,832	$493,860	$498,559

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Dollars in thousands)

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive income (loss)	Total stockholders' equity	Noncontrolling interests	Total equity
Balance at December 31, 2025	$1,401	$11,212,296	$371,157	$26,486	$11,611,340	$222,977	$11,834,317
Net income	—	—	325,730	—	325,730	2,560	328,290
Gain on cash flow hedges, net	—	—	—	6,526	6,526	50	6,576
Cash flow hedge gains reclassified to earnings	—	—	—	(559)	(559)	(4)	(563)
Dividends declared ($1.78 per share)	—	—	(248,883)	—	(248,883)	(1,887)	(250,770)
Issuance of common stock, net of withholdings	2	(13,165)	371	—	(12,792)	—	(12,792)
Repurchase of common stock, including repurchase costs	(12)	(89,723)	(108,745)	—	(198,480)	—	(198,480)
Amortization of deferred compensation	—	8,043	—	—	8,043	—	8,043
Balance at March 31, 2026	$1,391	$11,117,451	$339,630	$32,453	$11,490,925	$223,696	$11,714,621
Net income	—	—	155,720	—	155,720	1,173	156,893
Gain on cash flow hedges, net	—	—	—	7,125	7,125	53	7,178
Cash flow hedge gains reclassified to earnings	—	—	—	(682)	(682)	(5)	(687)
Redemption of DownREIT Units	—	2,656	—	—	2,656	(16,925)	(14,269)
Dividends declared ($1.78 per share)	—	—	(253,212)	—	(253,212)	(1,745)	(254,957)
Issuance of common stock, net of withholdings	28	608,158	50	—	608,236	—	608,236
Amortization of deferred compensation	—	11,643	—	—	11,643	—	11,643
Balance at June 30, 2026	$1,419	$11,739,908	$242,188	$38,896	$12,022,411	$206,247	$12,228,658

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive income (loss)	Total stockholders' equity	Noncontrolling interests	Total equity
Balance at December 31, 2024	$1,422	$11,314,116	$591,250	$34,304	$11,941,092	$—	$11,941,092
Net income attributable to common stockholders	—	—	236,597	—	236,597	—	236,597
Loss on cash flow hedges, net	—	—	—	(3,597)	(3,597)	—	(3,597)
Cash flow hedge gains reclassified to earnings	—	—	—	(273)	(273)	—	(273)
Dividends declared to common stockholders ($1.75 per share)	—	—	(250,265)	—	(250,265)	—	(250,265)
Issuance of common stock, net of withholdings	1	(14,371)	(1,096)	—	(15,466)	—	(15,466)
Amortization of deferred compensation	—	8,195	—	—	8,195	—	8,195
Balance at March 31, 2025	$1,423	$11,307,940	$576,486	$30,434	$11,916,283	$—	$11,916,283
Net income	—	—	268,665	—	268,665	1,190	269,855
Loss on cash flow hedges, net	—	—	—	(2,263)	(2,263)	—	(2,263)
Cash flow hedge gains reclassified to earnings	—	—	—	(570)	(570)	—	(570)
Issuance of DownREIT Units	—	—	—	—	—	222,653	222,653
Dividends declared to noncontrolling interests ($1.19 per share)	—	—	—	—	—	(1,264)	(1,264)
Dividends declared to common stockholders ($1.75 per share)	—	—	(249,610)	—	(249,610)	—	(249,610)
Issuance of common stock, net of withholdings	—	2,676	(6)	—	2,670	—	2,670
Amortization of deferred compensation	—	12,544	—	—	12,544	—	12,544
Balance at June 30, 2025	$1,423	$11,323,160	$595,535	$27,601	$11,947,719	$222,579	$12,170,298

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$485,183	$506,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	466,079	449,618
Amortization of deferred financing costs and debt discount	7,235	6,280
Amortization of stock-based compensation	13,729	14,119
Equity in loss of, and return on, unconsolidated investments and noncontrolling interests, net of eliminations	7,249	6,666
Casualty and impairment loss	2,007	858
Abandonment of development pursuits, net of recoveries	11,025	7,237
Cash flow hedge gains reclassified to earnings	(961)	(843)
Gain on sale of real estate assets	(179,881)	(159,786)
Increase in accrued interest receivable	(14,626)	(12,605)
Increase in prepaid expenses and other assets	(7,907)	(23,264)
Decrease in accrued expenses, other liabilities, accrued interest payable and resident security deposits	(6,060)	(1,017)
Net cash provided by operating activities	783,072	793,715

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(650,896)	(549,366)
Acquisition of real estate assets, including partnership interest	—	(384,495)
Capital expenditures - existing real estate assets	(134,257)	(109,039)
Capital expenditures - non-real estate assets	(3,322)	(1,875)
Increase in payables for construction	21,318	15,665
Proceeds from sale of real estate, net of selling costs	330,378	228,058
Note receivable lending	(39,908)	(15,630)
Note receivable repayments	17,580	25
Distributions from unconsolidated entities and investment sale proceeds	180	—
Unconsolidated investments	(6,954)	(6,553)
Net cash used in investing activities	(465,881)	(823,210)

Cash flows from financing activities:
Issuance of common stock, net	609,806	3,377
Repurchase of common stock, net	(198,480)	—
Dividends paid	(498,794)	(492,646)
Net borrowings under unsecured credit facility and commercial paper	176,178	665,000
Repayments of mortgage notes payable, including prepayment penalties	(10,153)	(9,430)
Issuance of unsecured debt	—	450,000
Repayment of unsecured debt	(475,000)	(525,000)
Payment of deferred financing costs	(225)	(15,966)
Payments related to tax withholding for share-based compensation	(13,219)	(16,544)
Noncontrolling interests, joint venture and preferred equity transactions	(14,269)	(1,000)
Net cash (used in) provided by financing activities	(424,156)	57,791

Net (decrease) increase in cash, cash equivalents and restricted cash	(106,965)	28,296

Cash, cash equivalents and restricted cash, beginning of period	353,083	267,076
Cash, cash equivalents and restricted cash, end of period	$246,118	$295,372

Cash paid during the period for interest, net of amount capitalized	$138,050	$130,414

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported with the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$80,682	$102,825
Restricted cash	165,436	192,547
Cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$246,118	$295,372

Supplemental disclosures of non-cash investing and financing activities:

During the six months ended June 30, 2026:

•As described in Note 4, "Equity," the Company issued 234,445 shares of common stock as part of the Company's stock-based compensation plans, of which 123,221 shares related to the conversion of performance awards to shares of common stock, and the remaining 111,224 shares valued at $19,990,000 were issued in connection with new stock grants; 2,987 shares valued at $529,000 were issued through the Company's dividend reinvestment plan; 83,467 shares valued at $14,792,000 were withheld to satisfy employees' tax withholding and other liabilities; and 1,518 restricted shares with an aggregate value of $292,000 were forfeited.

•Common stock and DownREIT Unit dividends declared but not paid totaled $254,748,000.

•The Company recorded (i) a decrease to prepaid expenses and other assets of $13,754,000 and a corresponding adjustment to accumulated other comprehensive income; and (ii) reclassified $1,250,000 of cash flow hedge gains from other comprehensive income to interest expense, net, to record the impact of the Company's derivative and hedging activity.

During the six months ended June 30, 2025:

•The Company issued 182,559 shares of common stock as part of the Company's stock-based compensation plans, of which 103,332 shares related to the conversion of performance awards to shares of common stock, and the remaining 79,227 shares valued at $17,546,000 were issued in connection with new stock grants; 1,691 shares valued at $353,000 were issued through the Company's dividend reinvestment plan; and 72,998 shares valued at $16,395,000 were withheld to satisfy employees' tax withholding and other liabilities.

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

As of June 30, 2026, the Company owned or held a direct or indirect ownership interest in 322 apartment communities containing 99,072 apartment homes in 11 states and the District of Columbia, of which 27 communities were under construction. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 31 communities that, if developed as expected, will contain an estimated 9,997 apartment homes.

Proposed Merger with Equity Residential

On May 20, 2026, the Company, Equity Residential, a Maryland real estate investment trust (“Equity Residential”), ERP Operating Limited Partnership, an Illinois limited partnership (the “ERP Operating Partnership”), and Canopy Merger Sub LLC, a Maryland limited liability company and a direct wholly owned subsidiary of Equity Residential (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, (i) on the closing date but prior to the effective time (the “Effective Time”) of the Merger (as defined below), the Company will contribute certain assets set forth in an exhibit to the Merger Agreement (the “Asset Contribution”) in exchange for units of partnership interest in the ERP Operating Partnership that have, in the aggregate, a value equal to the fair market value of such contributed assets and (ii) following the Asset Contribution and at the Effective Time, AvalonBay will merge with and into Merger Sub, with Merger Sub surviving as a direct, wholly owned subsidiary of Equity Residential (the “Merger” and, together with the Asset Contribution and the other transactions contemplated by the Merger Agreement, the “Transactions”). At the Effective Time, each outstanding share of AvalonBay common stock will be converted into the right to receive 2.793 Equity Residential common shares (the “Exchange Ratio”), resulting in legacy Equity Residential shareholders and former AvalonBay stockholders owning approximately 49% and 51% of the combined company, respectively. The board of trustees and board of directors of both companies, as applicable, have each unanimously approved the Merger Agreement and the Transactions.

The Merger will be accounted for as a reverse acquisition under the business combination accounting rules in which Equity Residential is considered the legal acquirer because Equity Residential will issue common shares to AvalonBay stockholders, while AvalonBay is designated as the accounting acquirer based primarily on post-Merger relative ownership percentage and the composition of senior executive leadership. Consequently, Equity Residential’s historical assets and liabilities will be recorded at estimated fair value as of the closing date of the Merger, and the combined financial statements will present AvalonBay’s historical balances and results.

The Merger Agreement contains provisions granting each of AvalonBay and Equity Residential the right to terminate the Merger Agreement under specified circumstances. Upon a termination of the Merger Agreement, under certain circumstances, (i) Equity Residential may be required to pay AvalonBay a termination fee of the lesser of approximately $1,005,000,000 or the maximum amount that could be paid to AvalonBay without causing it to fail to meet the REIT requirements for such year, or (ii) AvalonBay may be required to pay Equity Residential a termination fee of the lesser of approximately $1,070,000,000 or the maximum amount that could be paid to Equity Residential without causing it to fail to meet the REIT requirements for such year.

Following the closing of the Merger, the combined company will operate under a new name and will maintain dual headquarters in Chicago, Illinois and Arlington, Virginia. The Transactions are expected to be completed in the second half of 2026, subject to reciprocal shareholder approvals and other customary closing conditions.

Basis of Presentation

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "Form 10-K"). The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Basic and diluted shares outstanding
Weighted average common shares - basic	140,555,264	142,195,859	140,052,487	142,154,571
Effect of dilutive securities	1,279,505	1,096,447	1,271,292	734,861
Weighted average common shares - diluted	141,834,769	143,292,306	141,323,779	142,889,432

Calculation of Earnings per Common Share - basic
Net income attributable to common stockholders	$155,720	$268,665	$481,450	$505,262
Net income allocated to unvested restricted shares	(327)	(497)	(984)	(942)
Net income attributable to common stockholders - basic	$155,393	$268,168	$480,466	$504,320

Weighted average common shares - basic	140,555,264	142,195,859	140,052,487	142,154,571

Earnings per common share - basic	$1.11	$1.89	$3.43	$3.55

Calculation of Earnings per Common Share - diluted
Net income attributable to common stockholders	$155,720	$268,665	$481,450	$505,262
Net income attributable to DownREIT unitholders in consolidated partnerships	1,173	1,190	3,733	1,190
Net income - diluted	$156,893	$269,855	$485,183	$506,452

Weighted average common shares - diluted	141,834,769	143,292,306	141,323,779	142,889,432

Earnings per common share - diluted	$1.11	$1.88	$3.43	$3.54

Certain options to purchase shares of common stock in the amounts of 42,582, forward contracts to sell shares of common stock in the amounts of 920,000, and unvested performance awards in the amounts of 96,506 as of June 30, 2026 were not included in the computation of diluted earnings per common share because they were anti-dilutive for the period. Certain options to purchase shares of common stock in the amounts of 19,266, forward contracts to sell shares of common stock in the amounts of 4,047,113, and unvested performance awards in the amount of 42,790 as of June 30, 2025 were not included in the computation of diluted earnings per common share because they were anti-dilutive for the period.

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

The following table details the Company’s revenue disaggregated by reportable operating segment, further discussed in Note 8, “Segment Reporting,” for the three and six months ended June 30, 2026 and 2025. Segment information for total revenue excludes real estate assets that were sold from January 1, 2025 through June 30, 2026, or otherwise qualify as held for sale as of June 30, 2026, as described in Note 6, "Real Estate Disposition Activities" (dollars in thousands):

	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the three months ended June 30, 2026
Management, development and other fees and other ancillary items	$—	$—	$—	$1,782	$1,782
Non-lease related revenue (2)	2,938	1,661	194	—	4,793
Total non-lease revenue	2,938	1,661	194	1,782	6,575

Lease income (3)	713,370	32,236	24,017	—	769,623

Total revenue	$716,308	$33,897	$24,211	$1,782	$776,198

For the three months ended June 30, 2025
Management, development and other fees and other ancillary items	$—	$—	$—	$1,594	$1,594
Non-lease related revenue (2)	2,716	1,520	73	—	4,309
Total non-lease revenue	2,716	1,520	73	1,594	5,903

Lease income (3)	701,671	20,129	8,827	—	730,627

Total revenue	$704,387	$21,649	$8,900	$1,594	$736,530

	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the six months ended June 30, 2026
Management, development and other fees and other ancillary items	$—	$—	$—	$3,615	$3,615
Non-lease related revenue (2)	5,230	3,217	372	—	8,819
Total non-lease revenue	5,230	3,217	372	3,615	12,434

Lease income (3)	1,420,939	64,547	42,602	—	1,528,088

Total revenue	$1,426,169	$67,764	$42,974	$3,615	$1,540,522

For the six months ended June 30, 2025
Management, development and other fees and other ancillary items	$—	$—	$—	$3,336	$3,336
Non-lease related revenue (2)	4,915	2,885	119	—	7,919
Total non-lease revenue	4,915	2,885	119	3,336	11,255

Lease income (3)	1,398,938	28,774	16,701	—	1,444,413

Total revenue	$1,403,853	$31,659	$16,820	$3,336	$1,455,668
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

Due to the nature and timing of the Company’s identified revenue streams, there were no material amounts of outstanding or unsatisfied performance obligations as of June 30, 2026.

Uncollectible Lease Revenue Reserves

The Company recorded an aggregate offset to income for uncollectible lease revenue, net of amounts received from government rent relief programs, for its residential and commercial portfolios of $10,853,000 and $11,806,000 for the three months ended June 30, 2026 and 2025, respectively, and $21,496,000 and $23,880,000 for the six months ended June 30, 2026 and 2025, respectively.

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

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development and redevelopment activities totaled $15,930,000 and $11,904,000 for the three months ended June 30, 2026 and 2025, respectively, and $30,487,000 and $22,383,000 for the six months ended June 30, 2026 and 2025, respectively.

3.  Debt

The Company's debt, which consists of unsecured notes, the variable rate term loan (the "Term Loan"), mortgage notes payable, the Credit Facility and Commercial Paper, each as defined below, as of June 30, 2026 and December 31, 2025 is summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of June 30, 2026 and December 31, 2025, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities"). The weighted average interest rates in the following table for secured and unsecured debt include financing costs, including debt issuance costs as well as credit enhancement and trustees' fees, the impact of interest rate hedges and mark-to-market adjustments.

	June 30, 2026		December 31, 2025

Fixed rate unsecured debt (1)	$7,450,000	3.6%	$7,925,000	3.6%
Fixed rate mortgage notes payable—conventional and tax-exempt	332,049	3.9%	332,602	3.9%
Variable rate mortgage notes payable—conventional and tax-exempt	380,950	4.3%	390,550	4.0%
Total mortgage notes payable and unsecured debt	8,162,999	3.7%	8,648,152	3.6%
Credit Facility	—	—%	—	—%
Commercial paper	916,100	4.0%	740,000	4.0%
Total principal outstanding	9,079,099	3.7%	9,388,152	3.7%
Less deferred financing costs and debt discount (2)	(54,319)		(59,600)
Total	$9,024,780		$9,328,552
_____________________________________
(1)Includes the $550,000 Term Loan that has been swapped to an effective fixed rate of 4.44% using interest rate hedges.
(2)Excludes deferred financing costs associated with the Credit Facility and Commercial Paper, which are included in Prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

The Company has a $2,500,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in April 2030. The interest rate that would be applicable to borrowings under the Credit Facility was 4.39% at June 30, 2026 and was composed of (i) the Secured Overnight Financing Rate ("SOFR"), applicable to the period of borrowing for a particular draw of funds from the Credit Facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.705% per annum, assuming a daily SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.65% to SOFR plus 1.40% based upon the rating of the Company's unsecured senior notes. There is also an annual facility commitment fee of 0.12% of the borrowing capacity under the Credit Facility, which can vary from 0.10% to 0.30% based upon the rating of the Company's unsecured senior notes. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases related to certain environmental sustainability targets, specifically greenhouse gas emission reductions, with the adjustment determined annually. The annual determination under the sustainability-linked pricing component occurred in July 2025, maintaining reductions of approximately 0.02% to the interest rate margin and 0.005% to the commitment fee due to the Company's achievement of sustainability targets.

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

The availability under the Company's Credit Facility as of June 30, 2026 and December 31, 2025 was as follows (dollars in thousands):

	June 30, 2026	December 31, 2025

Credit Facility commitment	$2,500,000	$2,500,000
Credit Facility outstanding	—	—
Commercial paper outstanding	(916,100)	(740,000)
Letters of credit outstanding (1)	(864)	(864)
Total Credit Facility available	$1,583,036	$1,759,136
_____________________________________
(1)In addition, the Company had $60,627 and $52,584 outstanding in additional letters of credit unrelated to the Credit Facility as of June 30, 2026 and December 31, 2025, respectively.

In May 2026, the Company repaid $475,000,000 of its 2.95% unsecured notes at par upon maturity.

In the aggregate, secured notes payable mature at various dates from March 2027 through July 2066, and are secured by certain apartment communities with a net carrying value of $1,190,937,000, excluding communities classified as held for sale, if any, as of June 30, 2026.

Scheduled payments and maturities of secured notes payable and unsecured debt outstanding at June 30, 2026 were as follows (dollars in thousands):

Year	Secured notes principal payments and maturities	Unsecured debt maturities	Stated interest rate of unsecured debt
2026	1,658	300,000	2.90%
2027	248,859	400,000	3.35%
2028	13,902	450,000	3.20%
		400,000	1.90%
2029	126,262	450,000	3.30%
		550,000	SOFR + 0.78%
2030	3,300	700,000	2.30%
		400,000	4.35%
2031	3,500	600,000	2.45%
2032	4,000	700,000	2.05%
2033	5,000	350,000	5.00%
		400,000	5.30%
2034	10,900	400,000	5.35%
2035	13,400	400,000	5.00%
Thereafter	282,218	350,000	3.90%
		300,000	4.15%
		300,000	4.35%
	$712,999	$7,450,000

The Company was in compliance at June 30, 2026 with customary covenants under the Credit Facility, the Term Loan and the indentures under which the unsecured notes were issued.

4.  Equity

As of June 30, 2026 and December 31, 2025, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the six months ended June 30, 2026, the Company:

i.issued 2,444 shares of common stock in connection with stock options exercised;
ii.issued 2,987 shares of common stock through the Company's dividend reinvestment plan;
iii.issued 234,445 shares of common stock in connection with restricted stock grants and the conversion of performance awards to shares of common stock;
iv.issued 10,355 shares of common stock through the Employee Stock Purchase Plan;
v.issued 2,760,000 shares of common stock through the settlement of equity forward contracts;
vi.withheld 83,467 shares of common stock to satisfy employees' tax withholding and other liabilities;
vii.canceled 1,518 shares of restricted common stock upon forfeiture; and
viii.repurchased 1,130,336 shares of common stock through the 2025 Stock Repurchase Program and 2026 Stock Repurchase Program, discussed below.

Deferred compensation related to the Company's stock option, performance award and restricted stock grants does not impact the Company's Condensed Consolidated Financial Statements until recognized as compensation cost.

The Company has a continuous equity program (the "CEP") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. During the three and six months ended June 30, 2026 and 2025, the Company had no sales under the CEP. In connection with the pending Merger, the CEP was suspended as of the date of the Merger Agreement.

In addition to the CEP, during the year ended December 31, 2024, the Company completed an underwritten public offering pursuant to which it entered into forward contracts to sell 3,680,000 shares of common stock at a discount to the closing price of $226.52 per share for net proceeds of $808,606,000 based on the initial forward price. During the three months ended June 30, 2026, the Company partially settled the outstanding forward contracts, issuing 2,760,000 shares of common stock at $220.08 per share for proceeds of $607,433,000. See Note 12, "Subsequent Events," for further discussion of equity activity subsequent to June 30, 2026.

In February 2026, the Company terminated its then-existing stock repurchase program (the "2025 Stock Repurchase Program") and adopted a new stock repurchase program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $1,000,000,000 (the "2026 Stock Repurchase Program"). Purchases of common stock under the 2026 Stock Repurchase Program may occur from time to time at the Company’s discretion. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2026 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the six months ended June 30, 2026, the Company repurchased 1,130,336 shares of common stock at an average price of $175.59 per share, including fees, for a total of $198,480,000 under the 2025 Stock Repurchase Program and the 2026 Stock Repurchase Program. In connection with the pending Merger, the 2026 Stock Repurchase Program was suspended as of the date of the Merger Agreement.

5.  Investments

Structured Investment Program

The Company operates a Structured Investment Program (the "SIP"), an investment platform through which the Company provides mezzanine loans or preferred equity to third-party multifamily developers. During the three months ended June 30, 2026, the Company entered into one new SIP commitment, agreeing to provide an aggregate investment of up to $15,000,000 in a multifamily development project in Metro NY/NJ. During the six months ended June 30, 2026, the Company received full repayment of $17,580,000 which includes principal and interest for one mezzanine loan. As of June 30, 2026, the Company had nine commitments to fund up to $241,785,000 in the aggregate with a weighted average rate of return of 11.8% and a weighted average final maturity date of November 2028. As of June 30, 2026, the Company had funded $237,774,000 of these commitments and recognized interest income, exclusive of expected credit losses, of $7,806,000 and $6,689,000 for the three months ended June 30, 2026 and 2025, respectively, and $15,022,000 and $12,820,000 for the six months ended June 30, 2026 and 2025, respectively, from the SIP. Interest income and any change in the expected credit loss are included as a component of Structured Investment Program interest income on the accompanying Condensed Consolidated Statements of Operations.

The Company evaluates each SIP commitment to determine the classification as a loan or an investment in a real estate development project. As of June 30, 2026, all of the SIP commitments are classified as loans. The Company includes amounts outstanding under the SIP as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated

Balance Sheets. The Company evaluates the credit risk for each commitment on an ongoing basis, estimating the reserve for credit losses using relevant available information from internal and external sources. Market-based historical credit loss data provides the basis for the estimation of expected credit losses, with adjustments, if necessary, for differences in current commitment-specific risk characteristics, such as the amount of equity capital provided by a borrower, amount of senior debt secured by the project, nature of the real estate being developed or other factors.

Unconsolidated Investments

As of June 30, 2026, the Company had investments in four unconsolidated entities with real estate holdings, with ownership interests ranging from 20.0% to 28.6%, coupled with other unconsolidated investments including third-party property technology and sustainability focused companies and investment management funds.

The Arts District joint venture, in which the Company holds a 25% ownership interest, owns one apartment community that is subject to a mortgage loan with an outstanding balance of $162,911,000 as of June 30, 2026. The Company has provided the lender a partial payment guarantee for 25% of the loan's maximum borrowing capacity. Any amounts payable under the 25% loan guarantee by the Company are obligations of the joint venture partners in proportion to their ownership interest, and in the event the Company is obligated to perform under its loan guarantee, its joint venture partner is obligated to reimburse the Company for 75% of amounts paid.

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

Expensed Transaction, Development and Other Pursuit Costs

The Company capitalizes costs associated with its development activities to the basis of land held when future development is probable, or if the Company has either not yet acquired the land or if the project is subject to a leasehold interest, the costs are capitalized as deferred development costs ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. If the Company determines a Development Right is no longer probable, the Company recognizes any necessary expense to write down its basis. The Company assesses its portfolio of land held for development and land held for investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. The Company incurred expense of $7,609,000 and $2,493,000 for the three months ended June 30, 2026 and 2025, respectively, and $11,025,000 and $7,237,000 for the six months ended June 30, 2026 and 2025, respectively, for expensed development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed. The amount for the three and six months ended June 30, 2026 includes a write-off of $4,545,000 for one development opportunity that the Company determined was no longer probable. The amount for the six months ended June 30, 2025 includes a write-off of $3,668,000 for one development opportunity that the Company determined was no longer probable. In addition, the Company incurred costs of $12,367,000 during the three and six months ended June 30, 2026 related to the proposed Merger with Equity Residential. See Note 1, "Organization, Basis of Presentation and Significant Accounting Policies," for more information on the Merger. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Operations. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Long-Lived Assets Casualty Loss

For the six months ended June 30, 2026, the Company recognized $4,619,000 of expense from property damage at certain of the Company's communities, reported as casualty and impairment loss on the accompanying Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company recognized $858,000 for the property damage to one of the Company's communities, reported as casualty and impairment loss on the accompanying Condensed Consolidated Statements of Operations. The expense for the six months ended June 30, 2026 relates to damage from a water pipe break at a community in New Jersey and damage at communities throughout the portfolio from winter storms. The expense for the three and six months ended June 30, 2025 relates to damage from a water pipe break at a community in Massachusetts.

6.  Real Estate Disposition Activities

The following real estate sales occurred during the six months ended June 30, 2026 (dollars in thousands):

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

At June 30, 2026, the Company had one real estate asset that qualified as held for sale.

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

On January 15, 2025, the Office of the Attorney General of the State of Maryland filed a lawsuit similar to the D.C. Antitrust Litigation in the Circuit Court for Prince George’s County, Maryland in which RealPage, Inc. and a number of owners and/or operators of multifamily properties in Maryland, including the Company, have been named and alleged to have violated state antitrust law (the “Maryland Antitrust Litigation”). On February 28, 2025, the Company filed a motion to dismiss. Maryland filed an amended complaint on June 5, 2026, and, on June 29, 2026, the court denied as moot the Company’s motion to dismiss the original complaint due to Maryland’s amended complaint.

On April 23, 2025, the Attorney General of the State of New Jersey and the New Jersey Division of Consumer Affairs filed a lawsuit similar to the D.C. Antitrust Litigation and the Maryland Antitrust Litigation in the U.S. District Court for the District of New Jersey. The lawsuit alleges that RealPage, Inc. and a number of owners and/or operators of multifamily properties in New Jersey, including the Company, violated federal and state antitrust laws and the state consumer fraud law (the “New Jersey Antitrust Litigation”) by unlawfully agreeing to use RealPage, Inc. revenue management systems and other related actions. On July 29, 2025, the Company filed a motion to dismiss. On March 31, 2026, the court granted without prejudice the Company’s motion with respect to the federal and state antitrust claims but denied it with respect to the state consumer fraud claim. On April 14, 2026, the Company filed a motion to reconsider the court’s ruling on the Company’s motion to dismiss the New Jersey Antitrust Litigation insofar as it did not dismiss the remaining state consumer fraud claim.

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

Lease Obligations

The Company owns seven apartment communities, two commercial properties and one development community located on land subject to ground leases expiring between July 2046 and May 2123. The Company has purchase options for all ground leases expiring prior to 2062. The ground leases for six of the seven apartment communities, the two commercial properties and one development community are operating leases, with rental expense recognized on a straight-line basis over the lease term. In addition, the Company is party to 15 leases for its corporate and regional offices with varying terms through December 2033, all of which are operating leases. During the six months ended June 30, 2026, the Company did not enter into any new ground leases.

The ground lease for the development community includes a completion guaranty that obligates the Company to complete construction of the community and certain off-site infrastructure improvements prior to May 2030. The Company expects to complete construction in Q1 2029 for an estimated total capital cost of $302,000,000.

As of June 30, 2026 and December 31, 2025, the Company had total operating lease assets of $116,712,000 and $119,888,000, respectively, and lease obligations of $142,601,000 and $145,319,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company incurred costs of $3,842,000 and $3,836,000 for the three months ended June 30, 2026 and 2025, respectively, and $7,766,000 and $7,771,000 for the six months ended June 30, 2026 and 2025, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease and four leases for portions of parking garages adjacent to apartment communities that are finance leases. As of June 30, 2026 and December 31, 2025, the Company had total finance lease assets of $27,429,000 and $27,649,000, respectively, and total finance lease obligations of $19,843,000 and $19,881,000, respectively, reported as components of right of use lease assets and lease liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

The Company's segment disclosures present the measure(s) used by the Chief Operating Decision Maker ("CODM") for assessing each segment's performance. The Company's CODM is comprised of several members of its executive management team, including its Chief Executive Officer and President, Chief Financial Officer, Chief Investment Officer, Chief Operating Officer, and Executive Vice President- Portfolio and Asset Management. The CODM uses net operating income ("NOI") as the primary financial measure for Same Store communities and Other Stabilized communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), property management and other indirect operating expenses, net of corporate income, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from unconsolidated investments, Structured Investment Program interest income, depreciation expense, income tax expense (benefit), casualty and impairment loss, gain on sale of communities, other real estate activity and net operating income from real estate assets sold or held for sale. The CODM evaluates the Company's financial performance on a consolidated residential and commercial basis. The commercial results attributable to the non-apartment components of the Company's mixed-use communities and other nonresidential operations represent 1.4% of total NOI for both the three months ended June 30, 2026 and 2025 and 1.5% and 1.7% of total NOI for the six months ended June 30, 2026 and 2025, respectively. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income and consistent with how the Company's CODM evaluates total NOI.

A reconciliation of NOI to net income for the three and six months ended June 30, 2026 and 2025 is as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net income	$156,893	$269,855	$485,183	$506,452
Property management and other indirect operating expenses, net of corporate income	38,483	38,153	76,583	74,254
Expensed transaction, development and other pursuit costs, net of recoveries	19,976	2,493	23,392	7,237
Interest expense, net	70,070	64,801	141,559	124,665
General and administrative expense	27,137	22,997	49,214	42,777
(Income) loss from unconsolidated investments	(7,647)	1,052	(1,120)	2,051
Structured Investment Program interest income	(7,704)	(6,937)	(15,185)	(13,050)
Depreciation expense	232,975	231,730	466,079	449,618
Income tax expense (benefit)	70	(531)	(224)	(647)
Casualty and impairment loss	—	858	4,619	858
Loss (gain) on sale of communities, net	338	(99,457)	(179,574)	(155,926)
Other real estate activity	(223)	(3,637)	(307)	(3,792)
Net operating income from real estate assets sold or held for sale	(1,124)	(15,631)	(4,516)	(33,379)
Net operating income	$529,244	$505,746	$1,045,703	$1,001,118

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Rental income from real estate assets sold or held for sale	$1,570	$23,665	$7,525	$50,407
Operating expenses from real estate assets sold or held for sale	(446)	(8,034)	(3,009)	(17,028)
Net operating income from real estate assets sold or held for sale	$1,124	$15,631	$4,516	$33,379

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table details the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2026. Segment information for the three and six months ended June 30, 2026 and 2025 has been adjusted to exclude the real estate assets that were sold from January 1, 2025 through June 30, 2026, or otherwise qualify as held for sale as of June 30, 2026, as described in Note 6, "Real Estate Disposition Activities."

	For the three months ended June 30, 2026
	Same Store	Other Stabilized	Development / Redevelopment	Total (1) (2)
Total Revenue	$716,308	$33,897	$24,211	$774,416
Same Store Operating Expense
Property Taxes	(82,021)			(82,021)
Payroll	(40,582)			(40,582)
Repairs & Maintenance	(40,975)			(40,975)
Utilities	(27,499)			(27,499)
Office Operations	(15,031)			(15,031)
Insurance	(11,343)			(11,343)
Marketing	(5,002)			(5,002)
Same Store Operating Expense	(222,453)	—	—	(222,453)
Non-Same Store Operating Expense	—	(12,523)	(10,196)	(22,719)
Total Expenses	(222,453)	(12,523)	(10,196)	(245,172)
Total NOI	$493,855	$21,374	$14,015	$529,244
Gross Real Estate	$25,229,174	$1,726,436	$2,879,771	$29,835,381

	For the three months ended June 30, 2025
	Same Store	Other Stabilized	Development / Redevelopment	Total (1) (2)
Total Revenue	$704,387	$21,649	$8,900	$734,936
Same Store Operating Expense
Property Taxes	(79,262)			(79,262)
Payroll	(40,112)			(40,112)
Repairs & Maintenance	(39,198)			(39,198)
Utilities	(25,642)			(25,642)
Office Operations	(16,412)			(16,412)
Insurance	(10,513)			(10,513)
Marketing	(4,945)			(4,945)
Same Store Operating Expense	(216,084)	—	—	(216,084)
Non-Same Store Operating Expense	—	(9,098)	(4,008)	(13,106)
Total Expenses	(216,084)	(9,098)	(4,008)	(229,190)
Total NOI	$488,303	$12,551	$4,892	$505,746
Gross Real Estate	$24,896,266	$1,364,932	$1,658,532	$27,919,730

	For the six months ended June 30, 2026
	Same Store	Other Stabilized	Development / Redevelopment	Total (1) (2)
Total Revenue	$1,426,169	$67,764	$42,974	$1,536,907
Same Store Operating Expense
Property Taxes	(163,846)	—	—	(163,846)
Payroll	(80,797)	—	—	(80,797)
Repairs & Maintenance	(80,102)	—	—	(80,102)
Utilities	(61,096)	—	—	(61,096)
Office Operations	(31,224)	—	—	(31,224)
Insurance	(21,778)	—	—	(21,778)
Marketing	(8,625)	—	—	(8,625)
Same Store Operating Expense	(447,468)	—	—	(447,468)
Non-Same Store Operating Expense	—	(25,366)	(18,370)	(43,736)
Total Expenses	(447,468)	(25,366)	(18,370)	(491,204)
Total NOI	$978,701	$42,398	$24,604	$1,045,703
Gross Real Estate	$25,229,174	$1,726,436	$2,879,771	$29,835,381

	For the six months ended June 30, 2025
	Same Store	Other Stabilized	Development / Redevelopment	Total (1) (2)
Total Revenue	$1,403,853	$31,659	$16,820	$1,452,332
Same Store Operating Expense
Property Taxes	(156,418)	—	—	(156,418)
Payroll	(79,859)	—	—	(79,859)
Repairs & Maintenance	(77,051)	—	—	(77,051)
Utilities	(55,325)	—	—	(55,325)
Office Operations	(32,350)	—	—	(32,350)
Insurance	(21,033)	—	—	(21,033)
Marketing	(8,687)	—	—	(8,687)
Same Store Operating Expense	(430,723)	—	—	(430,723)
Non-Same Store Operating Expense	—	(13,274)	(7,217)	(20,491)
Total Expenses	(430,723)	(13,274)	(7,217)	(451,214)
Total NOI	$973,130	$18,385	$9,603	$1,001,118
Gross Real Estate	$24,896,266	$1,364,932	$1,658,532	$27,919,730
__________________________________
(1)Does not include non-allocated revenue. Non-allocated revenue represents third-party property management, developer fees and miscellaneous income and other ancillary items which are not allocated to a reportable segment. Non-allocated revenue is $1,782 and $1,594 for the three months ended June 30, 2026 and 2025, respectively, and $3,615 and $3,336 for the six months ended June 30, 2026 and 2025, respectively.
(2)Does not include non-allocated gross real estate and land held for development. Non-allocated gross real estate is $112,539 and $117,894 as of June 30, 2026 and 2025, respectively. Land held for development is $101,508 and $101,066 as of June 30, 2026 and 2025, respectively.

9.  Stock-Based Compensation Plans

On May 20, 2026, the stockholders of the Company approved the 2026 Equity Incentive Plan (the "2026 Plan"), which replaced the Company's Second Amended and Restated 2009 Equity Incentive Plan (the "2009 Plan"). The 2026 Plan includes an authorization to issue up to 4,000,000 shares of the Company's common stock, par value $0.01 per share and permits the Company to grant stock options, performance awards, restricted stock units, stock appreciation rights and restricted stock to eligible employees, directors, and other service providers. Shares issued under the 2009 Plan from March 15, 2026 through May 20, 2026 were counted towards the 2026 Plan authorization, which reduced the number of shares available for future grants to 3,999,180. The 2026 Plan will expire on May 20, 2036.

Effective as of the close of business on May 20, 2026, no awards may be granted under the 2009 Plan. The 2009 Plan provided for the same types of equity awards as the 2026 Plan, and would have expired by its terms on May 15, 2027. Outstanding awards previously granted under the 2009 Plan will not be affected by termination of the 2009 Plan, the terms of which shall continue to govern such previously granted awards. In addition to the 3,999,180 shares authorized for issuance under the 2026 Plan as described above, any awards that were outstanding under the 2009 Plan on May 20, 2026 that are subsequently forfeited, canceled, surrendered or terminated (other than by exercise) will become available for awards under the 2026 Plan. Details of the outstanding awards and activity under the 2026 Plan and 2009 Plan for the six months ended June 30, 2026 are presented below.

Stock Options:

	Options	Weighted average exercise price per option
Options Outstanding at December 31, 2025	271,576	$183.28
Granted (1)	23,316	179.67
Exercised	(2,444)	180.32
Forfeited	—	—
Expired	—	—
Options Outstanding at June 30, 2026	292,448	$183.01
Options Exercisable at June 30, 2026	258,599	$182.55
__________________________________
(1)All options are from recipient elections to receive a portion of earned restricted stock awards in the form of stock options.

Performance Awards:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2025	256,377	$199.94
Granted	99,434	173.73
Change in awards based on performance (1)	31,695	198.68
Converted to shares of common stock	(123,221)	198.41
Forfeited	(1,580)	201.43
Outstanding at June 30, 2026	262,705	$190.57
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

2026
Total shareholder return metrics	54,687
Financial metrics	44,747
Total granted	99,434

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

Restricted Stock:

	Restricted stock shares	Weighted average grant date fair value per share
Outstanding at December 31, 2025	167,179	$195.76
Granted	111,224	179.73
Vested	(88,553)	189.43
Forfeited	(1,518)	192.57
Outstanding at June 30, 2026	188,332	$189.29

Total employee stock-based compensation cost recognized in income was $13,816,000 and $14,188,000 for the six months ended June 30, 2026 and 2025, respectively, and total capitalized stock-based compensation cost was $5,884,000 and $6,630,000 for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, total unrecognized compensation cost was $46,174,000 for unvested restricted stock, stock options and performance awards, which is expected to be recognized over a weighted average period of 2.2 years. The Company reverses any previously recognized compensation cost for forfeitures as they occur.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities and provides other real estate related services to third parties, for which it receives asset management, property management, construction, development and redevelopment fee revenue. From these entities, the Company earned fees of $1,782,000 and $1,594,000 for the three months ended June 30, 2026 and 2025, respectively, and $3,615,000 and $3,336,000 for the six months ended June 30, 2026 and 2025. In addition, the Company had outstanding receivables associated with its property and construction management roles of $915,000 and $1,395,000 as of June 30, 2026 and December 31, 2025, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount of $692,000 and $604,000 for the three months ended June 30, 2026 and 2025, respectively, and $1,383,000 and $1,192,000 for the six months ended June 30, 2026 and 2025, respectively, as a component of general and administrative expense on the accompanying Condensed Consolidated Statements of Operations. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $2,017,000 and $910,000 on June 30, 2026 and December 31, 2025, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

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

The following table summarizes the consolidated derivative positions at June 30, 2026 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps
Notional balance	$357,289	$700,000
Weighted average interest rate (1)	4.3%	N/A
Weighted average capped/swapped interest rate	6.7%	3.6%
Earliest maturity date	July 2026	January 2027
Latest maturity date	May 2029	April 2029
____________________________________
(1)For debt hedged by interest rate caps, represents the weighted average interest rate on the hedged debt prior to any impact of the associated interest rate caps.

During the six months ended June 30, 2026, the Company entered into $150,000,000 of forward starting interest rate swap agreements designated as cash flow hedges of interest rate variability on future debt issuance activity through December 31, 2026. The Company expects to cash settle the swaps and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

The Company had certain derivatives not designated as hedges during the three and six months ended June 30, 2026 and 2025, for which fair value changes during each of the respective periods were not material.

The Company anticipates reclassifying approximately $5,189,000 of net hedging gains from accumulated other comprehensive income into earnings within the next 12 months as an offset to the hedged item during this period.

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

Equity Securities

The Company has direct equity investments in third-party property technology companies. These investments are accounted for using the measurement alternative and are valued at the market price of observable transactions. During the three months ended June 30, 2026 and 2025, the Company recognized unrealized gains of $170,000 and unrealized losses of $1,203,000, respectively, and unrealized losses of $6,080,000 and $2,445,000 during the six months ended June 30, 2026 and 2025, respectively, related to these investments, which was reported as a component of loss from unconsolidated investments on the accompanying Condensed Consolidated Statements of Operations. As of June 30, 2026, the Company had recorded cumulative fair value adjustments of $61,429,000 for net unrealized gains on equity securities.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured or disclosed at fair value on a recurring basis (dollars in thousands):

	June 30, 2026
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investments
Notes receivable, net	$293,662	$—	$293,662	$—
Non-designated hedges
Interest rate caps	20	—	20	—
Interest rate swaps - assets	9,419	—	9,419	—
Total Assets	$303,101	$—	$303,101	$—

Liabilities
Indebtedness
Fixed rate unsecured debt	6,482,606	6,482,606	—	—
Mortgage notes payable, Commercial Paper and Term Loan	2,136,623	—	2,136,623	—
Total Liabilities	$8,619,229	$6,482,606	$2,136,623	$—

	December 31, 2025
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investments
Notes receivable, net	$259,051	$—	$259,051	$—
Total Assets	$259,051	$—	$259,051	$—

Liabilities
Interest rate swaps - liabilities	$4,046	$—	$4,046	$—
Indebtedness
Fixed rate unsecured debt	7,025,656	7,025,656	—	—
Mortgage notes payable, Commercial Paper and Term Loan	1,970,177	—	1,970,177	—
Total Liabilities	$8,999,879	$7,025,656	$1,974,223	$—
12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In July 2026, the Company had the following activity:

•The Company sold eaves Tysons Corner, located in Vienna, VA, containing 217 apartment homes for $68,050,000.

•The Company settled the remaining outstanding equity forward contracts entered into during 2024, issuing 920,000 shares of common stock at $219.52 per share for proceeds of $201,958,000.

•On July 16, 2026, the Company and the District of Columbia both filed motions for summary judgment in the D.C. Antitrust Litigation. See Note 7, "Commitments and Contingencies," for further discussion of the D.C. Antitrust Litigation.

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

Executive Overview

Business Description

AvalonBay Communities, Inc. (the "Company," "we," "our" and "us," which terms, unless the context otherwise requires, refer to AvalonBay Communities, Inc. together with its subsidiaries), is a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. We develop, redevelop, acquire, own and operate apartment communities in Boston, Massachusetts, the New York/New Jersey metro area, the Mid-Atlantic, Seattle, Washington, and Northern and Southern California, as well as in our expansion regions of Raleigh-Durham and Charlotte, North Carolina, Southeast Florida, Dallas and Austin, Texas, and Denver, Colorado. We use the term apartment communities to refer to properties that consist of apartment homes or townhomes or a combination of both. We focus on leading metropolitan areas that we believe have offered, and will continue to offer, the opportunity for superior risk-adjusted returns over the long-term on apartment community investments relative to other markets.

Our principal financial goal is to increase long-term shareholder value through the development, redevelopment, acquisition, ownership, operation and asset management and, when appropriate, disposition of apartment communities in our markets. To help meet this goal, subject to the restrictions in the Merger Agreement (defined below), we regularly (i) monitor our investment allocation by geographic market and product type, (ii) develop, redevelop and acquire interests in apartment communities in our selected markets, (iii) efficiently operate our communities to maximize resident satisfaction and shareholder return, (iv) selectively sell apartment communities that no longer meet our long term strategy or when opportunities are presented to realize a portion of the value created through our investment and redeploy the proceeds from those sales and (v) maintain a capital structure that we believe is aligned with our business risks and allows us to maintain continuous access to cost-effective capital. We pursue our development, redevelopment, investment and operating activities with the purpose of "Creating a Better Way to Live."

On May 20, 2026, the Company, Equity Residential, a Maryland real estate investment trust (“Equity Residential”), ERP Operating Limited Partnership, an Illinois limited partnership (the “ERP Operating Partnership”), and Canopy Merger Sub LLC, a Maryland limited liability company and a direct wholly owned subsidiary of Equity Residential (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). At the effective time of the Merger (the "Effective Time"), each outstanding share of AvalonBay common stock will be converted into the right to receive 2.793 Equity Residential common shares. The Transactions are expected to be completed in the second half of 2026, subject to reciprocal shareholder approvals and other customary closing conditions. See Note 1, “Organization, Basis of Presentation and Significant Accounting Policies” of the Condensed Consolidated Financial Statements for additional discussion regarding the structural, accounting and conditional commitments associated with the pending Merger. The board of trustees and board of directors of both companies, as applicable, have each unanimously approved the Merger Agreement.

Second Quarter 2026 Operating Highlights

•Net income attributable to common stockholders for the three months ended June 30, 2026 was $155,720,000, a decrease of $112,945,000, or 42.0%, over the prior year period. The decrease was primarily attributable to a decrease in gains from real estate sales and an increase in expensed transaction, development and other pursuit costs, net of recoveries, driven primarily by costs related to the proposed Merger.

•Same Store NOI attributable to our apartment rental operations, including parking and other ancillary residential ("Residential") revenue, for the three months ended June 30, 2026 was $488,552,000, an increase of $4,824,000, or 1.0%, over the prior year period. The increase was primarily attributable to an increase in Residential revenue of $10,958,000, or 1.6%, partially offset by an increase in Residential property operating expenses of $6,134,000, or 2.9%.

•Other Stabilized Residential NOI for the three months ended June 30, 2026 was $19,549,000, an increase of $9,275,000, over the prior year period due to newly acquired and recently completed Development communities.

•Development and Redevelopment Residential NOI for the three months ended June 30, 2026 was $13,571,000, an increase of $9,007,000, over the prior year period due to recently completed Development communities that had not reached stabilized occupancy.

Second Quarter 2026 Development Highlights

At June 30, 2026, we owned or held a direct or indirect interest in:

•27 wholly-owned communities under construction, which are expected to contain 9,064 apartment homes with a projected total capitalized cost of $3,526,000,000.

•Land or rights to land on which we expect to develop an additional 31 apartment communities that, if developed as expected, will contain 9,997 apartment homes.

Second Quarter 2026 Real Estate Transaction Highlights

During the three months ended June 30, 2026, we had no real estate transaction activity. In July 2026, we sold one wholly-owned community containing 217 apartment homes for $68,050,000.

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

Current Communities are categorized as Same Store, Other Stabilized, Redevelopment, or Unconsolidated according to the following attributes:

•Same Store is composed of consolidated communities where a comparison of operating results from the prior year to the current year is meaningful as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period. For the six month periods ended June 30, 2026 and 2025, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2025, are not conducting or expected to conduct substantial redevelopment activities and are not held for sale as of June 30, 2026 or probable for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one year anniversary of completion of development or redevelopment.

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

As of June 30, 2026, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Same Store:
Boston, MA	39	9,697
Metro NY/NJ	41	12,795
Mid-Atlantic	36	12,655
Southeast Florida	9	3,091
Denver, CO	8	2,192
Seattle, WA	19	5,624
Northern California	39	12,320
Southern California	59	17,899
Other Expansion Regions	12	3,200
Total Same Store	262	79,473

Other Stabilized:
Boston, MA	—	—
Metro NY/NJ	2	549
Mid-Atlantic	1	217
Southeast Florida	1	270
Denver, CO	2	616
Seattle, WA	2	368
Northern California	—	—
Southern California	—	—
Other Expansion Regions	11	3,404
Total Other Stabilized	19	5,424

Redevelopment	1	842

Unconsolidated	8	2,394

Total Current	290	88,133

Development	32	10,939

Unconsolidated Development	—	—

Total Communities	322	99,072

Development Rights	31	9,997

Results of Operations

Our results of operations are driven by our operating platform and are also affected by national and local market conditions and are reflected in changes in Same Store NOI; NOI derived from acquisitions, development completions and development under construction and in lease-up; loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three and six months ended June 30, 2026 and 2025 is as follows (unaudited, dollars in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Revenue:
Rental and other income	$775,986	$758,601	$1,544,432	$1,502,739
Management, development and other fees	1,782	1,594	3,615	3,336
Total revenue	777,768	760,195	1,548,047	1,506,075

Expenses:
Direct property operating expenses, excluding property taxes	(155,504)	(151,193)	(313,990)	(300,380)
Property taxes	(90,114)	(86,031)	(180,223)	(167,862)
Total community operating expenses	(245,618)	(237,224)	(494,213)	(468,242)

Property management and other indirect operating expenses	(40,265)	(39,747)	(80,198)	(77,590)
Expensed transaction, development and other pursuit costs, net of recoveries	(19,976)	(2,493)	(23,392)	(7,237)
Interest expense, net	(70,070)	(64,801)	(141,559)	(124,665)
Depreciation expense	(232,975)	(231,730)	(466,079)	(449,618)
General and administrative expense	(27,137)	(22,997)	(49,214)	(42,777)
Casualty and impairment loss	—	(858)	(4,619)	(858)
Income (loss) from unconsolidated investments	7,647	(1,052)	1,120	(2,051)
Structured Investment Program interest income	7,704	6,937	15,185	13,050
(Loss) gain on sale of communities	(338)	99,457	179,574	155,926
Other real estate activity	223	3,637	307	3,792
Income before income taxes	156,963	269,324	484,959	505,805
Income tax (expense) benefit	(70)	531	224	647
Net income	156,893	269,855	485,183	506,452

Net income attributable to noncontrolling interests	(1,173)	(1,190)	(3,733)	(1,190)

Net income attributable to common stockholders	$155,720	$268,665	$481,450	$505,262

Net income attributable to common stockholders decreased $112,945,000, or 42%, to $155,720,000 and $23,812,000, or 4.7%, to $481,450,000 for the three and six months ended June 30, 2026, respectively, as compared to the prior year periods. The decrease for the three months ended June 30, 2026 is primarily due to a decrease in gains from real estate sales and an increase in expensed transaction, development and other pursuit costs, net of recoveries, related to costs for the proposed Merger. The decrease for the six months ended June 30, 2026 is primarily due to (i) increased interest expense, net, over the prior year period due to a higher effective rate for our unsecured indebtedness and increased commercial paper outstanding, (ii) an increase in depreciation expense from newly acquired or developed communities, and (iii) an increase in expensed transaction, development and other pursuit costs, net of recoveries, related to costs for the proposed Merger.

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

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Residential NOI represents results attributable to our apartment rental operations, including parking and other ancillary residential revenue. Reconciliations of NOI and Residential NOI for the three and six months ended June 30, 2026 and 2025 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Net income	$156,893	$269,855	$485,183	$506,452
Property management and other indirect operating expenses, net of corporate income	38,483	38,153	76,583	74,254
Expensed transaction, development and other pursuit costs, net of recoveries	19,976	2,493	23,392	7,237
Interest expense, net	70,070	64,801	141,559	124,665
General and administrative expense	27,137	22,997	49,214	42,777
(Income) loss from unconsolidated investments	(7,647)	1,052	(1,120)	2,051
Structured Investment Program interest income	(7,704)	(6,937)	(15,185)	(13,050)
Depreciation expense	232,975	231,730	466,079	449,618
Income tax expense (benefit)	70	(531)	(224)	(647)
Casualty and impairment loss	—	858	4,619	858
Loss (gain) on sale of communities, net	338	(99,457)	(179,574)	(155,926)
Other real estate activity	(223)	(3,637)	(307)	(3,792)
Net operating income from real estate assets sold or held for sale	(1,124)	(15,631)	(4,516)	(33,379)
NOI	529,244	505,746	1,045,703	1,001,118

Commercial NOI (1)	(7,572)	(7,180)	(15,889)	(17,072)
Residential NOI	$521,672	$498,566	$1,029,814	$984,046
_________________________
(1)Represents results attributable to the retail and other non-residential operations at our communities ("Commercial").

The Residential NOI changes for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2026	2025	Increase/ (Decrease)	2026	2025	Increase/ (Decrease)

Same Store	$488,552	$483,728	$4,824	$967,455	$961,555	$5,900
Other Stabilized	19,549	10,274	9,275	38,563	13,575	24,988
Development / Redevelopment	13,571	4,564	9,007	23,796	8,916	14,880
Total	$521,672	$498,566	$23,106	$1,029,814	$984,046	$45,768

The 1.0% increase in Same Store Residential NOI for the three months ended June 30, 2026 is due to an increase in Residential revenue of $10,958,000, or 1.6%, partially offset by an increase in Residential property operating expenses of $6,134,000, or 2.9%, over the prior year period. The 0.6% increase in our Same Store Residential NOI for the six months ended June 30, 2026 is due to an increase in Residential revenue of $21,953,000, or 1.6%, partially offset by an increase in Residential property operating expenses of $16,053,000, or 3.7%, over the prior year period.

Rental and other income increased $17,385,000, or 2.3%, and $41,693,000, or 2.8%, for the three and six months ended June 30, 2026, respectively, compared to the prior year periods, primarily due to an increase in rental revenue from our stabilized operating communities, discussed below.

Consolidated Communities — The weighted average number of occupied apartment homes for consolidated communities increased to 84,608 apartment homes for the six months ended June 30, 2026, compared to 81,495 apartment homes for the prior year period. The weighted average monthly Residential revenue per occupied apartment home was $3,004 for the six months ended June 30, 2026, compared to $3,047 in the prior year period.

Same Store Communities — The following table presents the change in Same Store Residential revenue, including the attribution of the change between average revenue per occupied home and Economic Occupancy (as defined below) for the six months ended June 30, 2026 (unaudited, dollars in thousands).

	For the six months ended June 30,
	Residential revenue				Average monthly revenue per occupied home			Economic Occupancy (1)
	2026	2025	2026 to 2025	2026 to 2025	2026	2025	2026 to 2025	2026	2025	2026 to 2025
			$ Change	% Change			% Change		% Change
Boston, MA	$191,987	$190,747	$1,240	0.7%	$3,448	$3,402	1.4%	95.7%	96.4%	(0.7)%
Metro NY/NJ	285,778	280,171	5,607	2.0%	3,863	3,797	1.7%	96.4%	96.1%	0.3%
Mid-Atlantic	187,639	185,862	1,777	1.0%	2,578	2,556	0.9%	95.8%	95.7%	0.1%
Southeast Florida	53,642	53,343	299	0.6%	2,980	2,964	0.5%	97.1%	97.0%	0.1%
Denver, CO	26,807	27,780	(973)	(3.5)%	2,133	2,261	(5.7)%	95.6%	93.4%	2.2%
Seattle, WA	94,174	94,695	(521)	(0.6)%	2,911	2,919	(0.3)%	95.9%	96.2%	(0.3)%
Northern California	230,760	220,534	10,226	4.6%	3,231	3,099	4.3%	96.6%	96.3%	0.3%
Southern California	306,742	302,298	4,444	1.5%	2,976	2,929	1.6%	96.0%	96.1%	(0.1)%
Other Expansion Regions	34,477	34,623	(146)	(0.4)%	1,896	1,891	0.3%	94.7%	95.4%	(0.7)%
Total Same Store	$1,412,006	$1,390,053	$21,953	1.6%	$3,081	$3,033	1.6%	96.1%	96.1%	—%
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

Direct property operating expenses, excluding property taxes, increased $4,311,000, or 2.9%, and $13,610,000, or 4.5%, for the three and six months ended June 30, 2026, respectively, compared to the prior year periods, primarily due to the addition of newly developed and acquired apartment communities as well as increased Residential operating expenses at our Same Store communities as discussed below, partially offset by decreased operating expenses from dispositions.

Same Store Residential direct property operating expenses, excluding property taxes, increased $3,495,000, or 2.6%, and $8,833,000, or 3.2%, for the three and six months ended June 30, 2026, respectively, compared to the prior year periods, primarily from increased (i) repairs and maintenance costs due to the continued deployment of smart home technology and increased cleaning costs, and (ii) utility costs due to higher energy costs driven by higher rates and increased consumption and increased trash and recycling costs.

Property taxes increased $4,083,000, or 4.7%, and $12,361,000, or 7.4%, for the three and six months ended June 30, 2026, respectively, compared to the prior year periods, primarily due to increases for our Same Store Residential portfolio as discussed below and the addition of newly developed and acquired apartment communities, partially offset by decreased property taxes from dispositions.

Same Store Residential property taxes increased $2,639,000, or 3.4%, and $7,220,000, or 4.7%, for the three and six months ended June 30, 2026, respectively, compared to the prior year periods, primarily due to (i) increased rates and assessments across the portfolio, (ii) a greater benefit from tax appeals realized in the prior year periods and (iii) the expiration of property tax incentive programs primarily at certain New York City properties.

Property management and other indirect operating expenses, net of corporate income increased $518,000, or 1.3%, and $2,608,000, or 3.4%, for the three and six months ended June 30, 2026, respectively, compared to the prior year periods, primarily due to increased advocacy costs in the current year periods, partially offset by a decrease in consulting costs for strategic initiatives.

Expensed transaction, development and other pursuit costs, net of recoveries includes write downs and costs related to the abandonment of Development Rights, development pursuits not yet considered probable for development, abandoned acquisition and disposition pursuits, and costs associated with the proposed Merger, offset by recoveries of costs incurred. In periods of increased acquisition and pursuit activity, periods of economic downturn or when there is limited access to capital, these costs may vary significantly from year to year. In addition, the timing for recoveries will not always align with the timing for expensing an abandoned pursuit. Expensed transaction, development and other pursuit costs, net of recoveries, was $19,976,000 and $23,392,000 for the three and six months ended June 30, 2026, respectively and $2,493,000 and $7,237,000 for the three and six months ended June 30, 2025, respectively. The amount for the three months ended June 30, 2026 includes costs of $12,367,000 associated with the proposed Merger with Equity Residential (see Note 1, "Organization, Basis of Presentation and Significant Accounting Policies," of the Condensed Consolidated Financial Statements for further discussion of the Merger) and a write-off of $4,545,000 for one development opportunity that we determined was no longer probable. The amount for the six months ended June 30, 2025 includes a write-off of $3,668,000 for one development opportunity that we determined was no longer probable.

Interest expense, net increased $5,269,000, or 8.1%, and $16,894,000, or 13.6%, for the three and six months ended June 30, 2026, respectively, compared to the prior year periods. This category includes interest costs offset by interest capitalized for development and redevelopment activities, amortization of premium/discount on debt and any deferred gains or losses from our hedging activity, interest income and any mark-to-market impact from derivatives not in qualifying hedge relationships. The increases for the three and six months ended June 30, 2026 are primarily due to higher effective interest rates for our unsecured indebtedness and increased commercial paper outstanding, partially offset by increased capitalized interest compared to the prior year periods.

Depreciation expense increased $1,245,000, or 0.5%, and $16,461,000, or 3.7%, for the three and six months ended June 30, 2026, respectively, compared to the prior year periods, primarily due to the addition of newly developed and acquired apartment communities, partially offset by dispositions.

General and administrative expense increased $4,140,000, or 18.0%, and $6,437,000, or 15.0%, for the three and six months ended June 30, 2026, respectively, compared to the prior year periods, primarily due to an increase in legal costs and settlements and software licensing fees.

Casualty and impairment loss for the six months ended June 30, 2026 was $4,619,000 and $858,000 for the three and six months ended June 30, 2025, which represents property damage and emergency response at certain of our communities resulting from casualty events. The losses for the six months ended June 30, 2026 relate to damage from a water pipe break at a community in New Jersey and damage at communities throughout the portfolio from winter storms. The losses for the three and six months ended June 30, 2025 relate to damage from a water pipe break at a community in Massachusetts.

Income (loss) from unconsolidated investments increased $8,699,000 and $3,171,000 for the three and six months ended June 30, 2026, respectively, compared to the prior year periods, primarily due to unrealized gains on property technology and sustainability fund investments.

Structured Investment Program interest income increased $767,000 and $2,135,000 for the three and six months ended June 30, 2026, respectively, compared to the prior year periods, primarily due to the increased principal amount funded in our SIP investments.

(Loss) gain on sale of communities decreased $99,795,000 for the three months ended June 30, 2026 and increased $23,648,000 for the six months ended June 30, 2026 compared to the prior year periods. The amount of gain realized in a particular period depends on many factors, including the number of communities sold, expected operating performance of the communities and the market conditions in the local area. For the six months ended June 30, 2026, we sold three wholly-owned communities and recognized gains of $179,574,000. For the three and six months ended June 30, 2025, we sold two and three wholly-owned communities, respectively and recognized a gain of $99,457,000 and $155,926,000, respectively.

Other real estate activity decreased $3,414,000 and $3,485,000 for the three and six months ended June 30, 2026, respectively, compared to the prior year periods, primarily due to a gain on sale of a development right in the prior year periods.

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
•income or losses attributable to noncontrolling interests;
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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Net income attributable to common stockholders	$155,720	$268,665	$481,450	$505,262
Depreciation - real estate assets, including joint venture adjustments	230,319	230,264	460,921	446,891
Income attributable to noncontrolling interests	1,173	1,190	3,733	1,190
Loss (gain) on sale of previously depreciated real estate	338	(99,457)	(179,574)	(155,926)
Casualty loss and impairment on real estate	—	858	4,619	858
FFO	387,550	401,520	771,149	798,275

Adjusting items:
Unconsolidated entity activity (1)	(7,464)	1,223	(348)	2,465
Structured Investment Program loan reserve (2)	102	(247)	(162)	(230)
Hedge accounting activity	—	3	12	22
Advocacy contributions	525	87	2,659	87
Severance related costs	74	26	1,187	202
Expensed transaction, development and other pursuit costs, net of recoveries (3)	19,085	1,407	21,666	5,295
Other real estate activity (4)	(223)	(3,614)	(307)	(3,747)
Legal settlements and costs	6,317	4,098	9,091	5,576
Income tax expense (benefit)	70	(531)	(224)	(647)
Core FFO	$406,036	$403,972	$804,723	$807,298

Weighted average common shares outstanding - diluted	141,834,769	143,292,306	141,323,779	142,889,432

Earnings per common share - diluted	$1.11	$1.88	$3.43	$3.54
FFO per common share - diluted	$2.73	$2.80	$5.46	$5.59
Core FFO per common share - diluted	$2.86	$2.82	$5.69	$5.65
_________________________
(1)Amounts for the three and six months ended June 30, 2026 consist primarily of unrealized gains on property technology and sustainability fund investments, as well as distributions from an unconsolidated real estate venture. Amounts for three and six months ended June 30, 2025 consists primarily of unrealized losses on property technology and sustainability fund investments.
(2)Reflects changes to expected credit losses associated with our lending commitments primarily under the SIP. The timing and amount of actual losses that will be incurred, if any, is to be determined at the maturity of each respective lending agreement.
(3)Amount for the three months ended June 30, 2026 includes costs related to the proposed Merger with Equity Residential of $12,367 and a write-off of $4,545 for one development opportunity that we determined was no longer probable. Amount for the six months ended June 30, 2025 includes a write-off of $3,668 for one development opportunity that we determined was no longer probable.
(4)Amounts for the three and six months ended June 30, 2026 consist primarily of gains on sale of other non-operating real estate. Amounts for the three and six months ended June 30, 2025 consist primarily of the gain on the sale of a development right.

Liquidity and Capital Resources

We employ a disciplined approach to our liquidity and capital management. When we source capital, we take into account both our view of the most cost-effective alternative available and our desire to maintain a balance sheet that provides us with flexibility. The following discussion regarding our liquidity and capital resources is subject in all cases to applicable restrictions in the Merger Agreement. Our principal focus on near-term and intermediate-term liquidity is to ensure we have adequate capital to fund:

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

We had cash, cash equivalents and restricted cash of $246,118,000 at June 30, 2026, a decrease of $106,965,000 from $353,083,000 at December 31, 2025. The following discussion relates to changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities.

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands):

	For the six months ended June 30,
	2026	2025
Net cash provided by operating activities	$783,072	$793,715
Net cash used in investing activities	$(465,881)	$(823,210)
Net cash (used in) provided by financing activities	$(424,156)	$57,791
•Net cash provided by operating activities decreased primarily due to an increase in interest expense and timing of working capital, partially offset by an increase in NOI from our stabilized operating communities as well as from our Development communities.

•Net cash used in investing activities decreased primarily due to (i) a decrease in the acquisition of real estate assets from the prior year period and (ii) an increase in net proceeds from the disposition of real estate assets, partially offset by increased investment in the development and redevelopment of apartment communities.

•Net cash used in financing activities was primarily due to (i) a decrease in net borrowings under our Commercial Paper Program from the prior year period and (ii) the repurchase of 1,130,336 shares of common stock at an average price of $175.59 per share for a total purchase price including fees of $198,480,000 in the current year period, and was partially offset by the issuance of 2,760,000 shares of common stock through the settlement of forward contracts for proceeds of $607,433,000.

Variable Rate Unsecured Credit Facility

We have a $2,500,000,000 revolving variable rate unsecured credit facility with a syndicate of banks which matures in April 2030. The interest rate that would be applicable to borrowings under the Credit Facility was 4.35% at July 24, 2026 and is composed of (i) SOFR, applicable to the period of borrowing for a particular draw of funds from the Credit Facility (e.g., one month to maturity, three months to maturity, etc.), plus (ii) the current borrowing spread to SOFR of 0.705% per annum, assuming a daily SOFR borrowing rate. The borrowing spread to SOFR can vary from SOFR plus 0.65% to SOFR plus 1.40% based upon the rating of our unsecured senior notes. There is also an annual facility commitment fee of 0.12% of the borrowing capacity under the Credit Facility, which can vary from 0.10% to 0.30% based upon the rating of our unsecured senior notes. The Credit Facility contains a sustainability-linked pricing component which provides for interest rate margin and commitment fee reductions or increases related to certain environmental sustainability targets, specifically greenhouse gas emission reductions, with the adjustment determined annually. The most recent annual determination under the sustainability-linked pricing component occurred in July 2025, maintaining reductions of approximately 0.02% to the interest rate margin and 0.005% to the commitment fee due to our achievement of sustainability targets.

The availability on the Credit Facility as of July 24, 2026 is as follows (dollars in thousands):

July 24, 2026
Credit Facility commitment	$2,500,000
Credit Facility outstanding	—
Commercial paper outstanding	(930,000)
Letters of credit outstanding (1)	(864)
Total Credit Facility available	$1,569,136
_____________________________________
(1)In addition, we had $57,072 outstanding in additional letters of credit unrelated to the Credit Facility as of July 24, 2026.

Commercial Paper Program

We have a Commercial Paper Program with a maximum amount of commercial paper notes that can be outstanding at any one time not to exceed $1,000,000,000. Under the terms of the Commercial Paper Program, we may issue unsecured commercial paper notes with maturities of less than one year. The Commercial Paper Program is backstopped by our commitment to maintain available borrowing capacity under the Credit Facility in an amount equal to actual borrowings under the Commercial Paper Program. As of July 24, 2026, we had $930,000,000 of borrowings outstanding under the Commercial Paper Program.

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

We were in compliance with these covenants at June 30, 2026.

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

Continuous Equity Offering Program

Under our continuous equity program (the "CEP"), we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. During the three and six months ended June 30, 2026 we had no sales under the CEP. In connection with the pending Merger, the CEP was suspended as of the date of the Merger Agreement, and no sales were made under the CEP subsequent to June 30, 2026.

Forward Equity Offering

In addition to the CEP, during the year ended December 31, 2024, we completed an underwritten public offering pursuant to which we entered into forward contracts to sell 3,680,000 shares of common stock at a discount to the closing price of $226.52 per share for approximate net proceeds of $808,606,000 based on the initial forward price. During the three and six months ended June 30, 2026, we partially settled the outstanding forward contracts, issuing 2,760,000 shares of common stock at $220.08 per share for proceeds of $607,433,000. In July 2026, we settled the remaining outstanding equity forward contracts, issuing 920,000 shares of common stock at $219.52 per share for proceeds of $201,958,000.

Stock Repurchases

In February 2026, we terminated our then-existing stock repurchase program (the "2025 Stock Repurchase Program") and adopted a new stock repurchase program under which we may acquire shares of our common stock in open market or negotiated transactions up to an aggregate purchase price of $1,000,000,000 (the "2026 Stock Repurchase Program"). Purchases of common stock under the 2026 Stock Repurchase Program may occur from time to time at our discretion. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2026 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the six months ended June 30, 2026, we repurchased 1,130,336 shares of common stock at an average price of $175.59 per share, including fees, for a total of $198,480,000 under the 2025 Stock Repurchase Program and the 2026 Stock Repurchase Program. In connection with the pending Merger, the 2026 Stock Repurchase Program was suspended as of the date of the Merger Agreement, and there have been no repurchases subsequent to June 30, 2026.

Interest Rate Swap Agreements

During the six months ended June 30, 2026, we entered into $150,000,000 of forward starting interest rate swap agreements designated as cash flow hedges of interest rate variability on future debt issuance activity through December 31, 2026. We expect to cash settle the swaps and either pay or receive cash for the then current fair value, and will amortize the deferred hedging gain or loss over the life of the hedged debt as a component of interest expense, net.

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

During the six months ended June 30, 2026 we repaid $475,000,000 of our 2.95% unsecured notes at par upon maturity.

The following table details our consolidated debt obligations, including the effective interest rate and contractual maturity dates, and principal payments for periodic amortization and maturities for the next five years, excluding our Credit Facility and Commercial Paper Program and amounts outstanding related to communities classified as held for sale, at June 30, 2026 and December 31, 2025 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest other than as disclosed related to the AVA Arts District loan (see "Unconsolidated Operating Communities" for further discussion of the AVA Arts District loan).

	Effective interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Debt				6/30/2026	12/31/2025	2026	2027	2028	2029	2030	Thereafter
Tax-exempt bonds
Variable rate
Avalon Acton	3.71%	Jul-2040	(3)	$45,000	$45,000	$—	$—	$—	$—	$—	$45,000
Avalon Clinton North	4.36%	Nov-2038	(3)	126,400	126,400	—	—	—	—	—	126,400
Avalon Clinton South	4.36%	Nov-2038	(3)	104,500	104,500	—	—	—	—	—	104,500
Avalon Midtown West	4.39%	May-2029	(3)	54,400	62,500	700	8,900	9,800	35,000	—	—
Avalon San Bruno I	4.25%	Dec-2037	(3)	50,650	52,150	400	2,700	2,900	3,100	3,300	38,250
				380,950	390,550	1,100	11,600	12,700	38,100	3,300	314,150
Conventional loans
Fixed rate
$475 million unsecured notes	—%	May-2026	(4)	—	475,000	—	—	—	—	—	—
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	300,000	—	—	—	—	—
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	400,000	—	—	—	—
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	450,000	—	—	—
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	450,000	—	—
$700 million unsecured notes	2.69%	Mar-2030		700,000	700,000	—	—	—	—	700,000	—
$600 million unsecured notes	2.65%	Jan-2031		600,000	600,000	—	—	—	—	—	600,000
$700 million unsecured notes	2.16%	Jan-2032		700,000	700,000	—	—	—	—	—	700,000
$400 million unsecured notes	2.03%	Dec-2028		400,000	400,000	—	—	400,000	—	—	—
$350 million unsecured notes	4.38%	Feb-2033		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	5.19%	Dec-2033		400,000	400,000	—	—	—	—	—	400,000
$400 million unsecured notes	5.05%	Jun-2034		400,000	400,000	—	—	—	—	—	400,000
$400 million unsecured notes	5.05%	Aug-2035		400,000	400,000	—	—	—	—	—	400,000
$400 million unsecured notes	4.52%	Dec-2030		400,000	400,000	—	—	—	—	400,000	—
$550 million Term Loan	4.44%	Apr-2029	(5)	550,000	550,000	—	—	—	550,000	—	—
Avalon Walnut Creek	4.00%	Jul-2066		4,868	4,868	—	—	—	—	—	4,868
eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	41,400	—	—	—	—
eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	111,500	—	—	—	—
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	32,200	—	—	—	—
Avalon San Bruno III	2.38%	Mar-2027		51,000	51,000	—	51,000	—	—	—	—
Avalon Cerritos	3.34%	Aug-2029		30,250	30,250	—	—	—	30,250	—	—
Avalon West Plano	5.97%	May-2029		60,831	61,384	558	1,159	1,202	57,912	—	—
				7,782,049	8,257,602	300,558	637,259	851,202	1,088,162	1,100,000	3,804,868

Total indebtedness - excluding Credit Facility and Commercial Paper				$8,162,999	$8,648,152	$301,658	$648,859	$863,902	$1,126,262	$1,103,300	$4,119,018
_________________________
(1)Rates are as of June 30, 2026 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark-to-market amortization and other fees.
(2)Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured debt of $41,605 and $45,620 as of June 30, 2026 and December 31, 2025, respectively, and deferred financing costs and debt discount for the secured notes of $12,400 and $13,588 as of June 30, 2026 and December 31, 2025, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.
(3)Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.
(4)In May 2026, we repaid this borrowing at par on its scheduled maturity date.
(5)The variable rate Term Loan has been swapped to an effective fixed rate using interest rate swaps.

In addition to consolidated debt, we have scheduled contractual obligations associated with (i) ground leases for land underlying current operating or development communities and commercial and parking facilities and (ii) office leases for our corporate headquarters and regional offices. As of June 30, 2026, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in the Form 10-K.

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

In general, we expect to continue to meet our liquidity needs from one or more of a variety of internal and external sources, which may include (i) real estate dispositions, (ii) cash balances on hand as well as cash generated from our operating activities, (iii) borrowing capacity under the Credit Facility, (iv) borrowings under the Commercial Paper Program and (v) secured and unsecured debt financings. Our ability to obtain additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our financial prospects.

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

Unconsolidated Operating Communities

As of June 30, 2026, we had investments in the following unconsolidated real estate entities accounted for under the equity method of accounting. See Note 5, "Investments," of the Condensed Consolidated Financial Statements included elsewhere in this report. For joint ventures holding operating apartment communities as of June 30, 2026, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of apartment homes	Total capitalized cost	Debt (1)
				Principal amount		Interest rate	Maturity date
Unconsolidated Real Estate Investments					Type

NYTA MF Investors, LLC
1. Avalon Bowery Place I - New York, NY		206	$218,860	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II - New York, NY		90	91,814	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside - New York, NY (2)		295	217,800	111,295	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea - New York, NY (3)		305	130,928	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line - New York, NY (3)		405	123,390	84,000	Fixed	4.01%	Jan 2029
Total NYTA MF Investors, LLC	20.0%	1,301	782,792	394,734		3.88%

Other Operating Joint Ventures
1. MVP I, LLC - Avalon at Mission Bay II - San Francisco, CA	25.0%	313	131,239	—	—	—	—
2. Brandywine Apartments of Maryland, LLC - Brandywine - Washington, D.C.	28.6%	305	20,093	17,284	Fixed	3.40%	Jun 2028
3. Arts District Joint Venture - AVA Arts District - Los Angeles, CA (4)	25.0%	475	289,077	162,911	Variable	6.38%	Jul 2028
Total Other Joint Ventures		1,093	440,409	180,195		6.09%

Total Unconsolidated Real Estate Investments (5)		2,394	$1,223,201	$574,929		4.57%
_____________________________
(1)We have not guaranteed the debt of these unconsolidated investees and bear no responsibility for the repayment other than for the Arts District joint venture as discussed below in footnote 4.
(2)Borrowing on this community is comprised of two mortgage loans. The interest rate is the weighted average interest rate as of June 30, 2026.
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
(5)In addition to leasehold assets, there were net other assets of $38,727 as of June 30, 2026 associated with our unconsolidated real estate investments which are primarily cash and cash equivalents.

Development Communities

As of June 30, 2026, we owned or held a direct interest in 27 Development communities under construction. We expect these Development communities, when completed, to add a total of 9,064 apartment homes and 74,000 square feet of commercial space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $3,526,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate.

The following table presents a summary of the Development communities.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy	Estimated completion	Estimated stabilized operations (2)
1.	Avalon West Windsor (3) West Windsor, NJ	535	$210	Q2 2022	Q3 2025	Q4 2026	Q3 2027
2.	Avalon Wayne Wayne, NJ	473	171	Q4 2023	Q2 2025	Q3 2026	Q1 2027
3.	Avalon Pleasanton Pleasanton, CA	362	218	Q2 2024	Q3 2025	Q3 2027	Q1 2028
4.	Avalon at Becker Farm Roseland, NJ	533	190	Q2 2024	Q4 2025	Q4 2026	Q2 2027
5.	Avalon Quincy Adams Quincy, MA	288	122	Q2 2024	Q1 2026	Q3 2026	Q3 2027
6.	Avalon Tech Ridge I Austin, TX	544	153	Q3 2024	Q1 2026	Q2 2027	Q4 2027
7.	Avalon Carmel (4) Charlotte, NC	360	123	Q3 2024	Q2 2026	Q4 2026	Q4 2027
8.	Avalon Plano (4) Plano, TX	155	58	Q3 2024	Q4 2026	Q3 2027	Q1 2028
9.	Avalon Oakridge I Durham, NC	459	149	Q3 2024	Q1 2027	Q1 2028	Q3 2028
10.	AVA Brewer's Hill Baltimore, MD	418	134	Q4 2024	Q4 2026	Q4 2027	Q1 2028
11.	Kanso Hillcrest San Diego, CA	182	85	Q4 2024	Q1 2027	Q2 2027	Q4 2027
12.	Avalon Parker Parker, CO	312	122	Q1 2025	Q3 2026	Q2 2027	Q1 2028
13.	Avalon North Palm Beach (3) Lake Park, FL	279	118	Q1 2025	Q1 2027	Q3 2027	Q1 2028
14.	Avalon Brier Creek Durham, NC	400	126	Q2 2025	Q3 2026	Q3 2027	Q2 2028
15.	Avalon Kendall (4) Kendall, FL	224	83	Q2 2025	Q4 2026	Q1 2027	Q4 2027
16.	Avalon Mission Valley (3) San Diego, CA	621	302	Q3 2025	Q1 2028	Q1 2029	Q3 2029
17.	Avalon Southpoint (4) Durham, NC	394	132	Q3 2025	Q4 2026	Q1 2028	Q3 2028
18.	Avalon Northwest Hills Austin, TX	252	87	Q4 2025	Q3 2027	Q1 2028	Q3 2028
19.	Kanso Parsippany Parsippany, NJ	280	104	Q4 2025	Q2 2027	Q4 2027	Q3 2028
20.	Avalon Billerica Billerica, MA	200	73	Q4 2025	Q2 2027	Q4 2027	Q3 2028
21.	Avalon Townhome Collection Arundel Mills (4) Hanover, MD	90	45	Q4 2025	Q4 2026	Q4 2026	Q4 2027
22.	Avalon San Ramon San Ramon, CA	456	250	Q4 2025	Q4 2027	Q4 2028	Q1 2029
23.	Avalon Somerville Station II Somerville, NJ	171	65	Q1 2026	Q3 2027	Q4 2027	Q3 2028
24.	Avalon Saddle River Saddle River, NJ	275	123	Q1 2026	Q4 2027	Q3 2028	Q4 2028
25.	Kanso Plymouth Plymouth, MA	300	95	Q2 2026	Q3 2027	Q3 2028	Q1 2029
26.	Avalon Townhome Collection Central Park (4) Denver, CO	146	68	Q2 2026	Q2 2027	Q4 2027	Q3 2028
27.	Avalon Dulles Innovation Herndon, VA	355	120	Q2 2026	Q1 2028	Q3 2028	Q2 2029
	Total	9,064	$3,526

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

During the three months ended June 30, 2026, we completed the development of the following wholly-owned community:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	Avalon Parsippany Parsippany, NJ	410	$145	393,000	$369
____________________________________
(1)Total capitalized cost is as of June 30, 2026. We generally anticipate incurring additional costs associated with this community which is customary for new developments.

Development Rights

At June 30, 2026, we had $101,508,000 in acquisition and related capitalized costs for direct interests in six land parcels we own and intend to develop. In addition, we had $75,440,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to pursuits probable of future development including (i) 21 Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land, as well as (ii) costs incurred for four Development Rights that we expect to construct as additional phases of our existing stabilized operating communities on land we own. Collectively, the land held for development and associated costs for deferred Development Rights relate to 31 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,997 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. We incurred expense of $7,609,000 and $2,493,000 for the three months ended June 30, 2026 and 2025, respectively, and $11,025,000 and $7,237,000 for the six months ended June 30, 2026 and 2025, respectively, for expensed development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed. The amount for the three months ended June 30, 2026 includes a write-off of $4,545,000 for one development opportunity that we determined was no longer probable. The amount for the six months ended June 30, 2025 includes a write-off of $3,668,000 for one development opportunity that we determined was no longer probable.

Structured Investment Program

During the three months ended June 30, 2026, we entered into one new SIP commitment, agreeing to provide an aggregate investment of up to $15,000,000 in a multifamily development project in Metro NY/NJ.

As of July 24, 2026, we had nine commitments to fund up to $241,785,000 in the aggregate under the SIP. As of July 24, 2026, our investment commitments had a weighted average rate of return of 11.8% and a weighted average final maturity date of November 2028, inclusive of the impact of contractual extension options which typically allow the borrower to extend the maturity of their loan by up to two years from the initial maturity date. As of July 24, 2026, we had funded $240,152,000 of these commitments. See Note 5, "Investments," of the Condensed Consolidated Financial Statements included elsewhere in this report.

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
•regulatory changes that may affect us;
•the impact of legal proceedings;
•the Merger between the Company and Equity Residential;
•the expected timing of the closing of the Merger; and
•the anticipated benefits of the Merger.

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
•investments made under the SIP may not be repaid as expected or the development may not be completed on schedule, which could require us to engage in litigation, foreclosure actions, and/or first party project completion to recover our investment, which may not be recovered in full or at all in such event;
•the Company may be unable to complete the Merger with Equity Residential on the proposed terms or on the anticipated timeline, or at all, including as a result of the failure to obtain the required respective stockholder or shareholder, as applicable, approval;
•the Company may not realize the anticipated benefits of the Merger due to delay in closing the Merger or otherwise;
•the Company may face significant costs and/or unknown or inestimable liabilities relating to the Merger;
•the Company may face disruptions resulting from the Merger, including the diversion of management’s attention from ongoing business operations and potential difficulties in employee retention, which may harm the Company’s business during the pendency of the Merger and thereafter;
•the Company may face certain restrictions during the pendency of the Merger that may impact the Company's ability to pursue certain business opportunities or strategic transactions;
•the possibility that the Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•the occurrence of certain events that may result in the termination of the Merger Agreement; and
•the Company’s financial performance may be affected by potential business uncertainty during the pendency of the Merger.

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

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)Changes in internal controls over financial reporting.

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As disclosed in Note 7, "Commitments and Contingencies" and Note 12, “Subsequent Events” of the Condensed Consolidated Financial Statements in Part I, Item 1 of this report, we are engaged in certain legal proceedings, and the disclosure set forth in Note 7, "Commitments and Contingencies" and Note 12, “Subsequent Events” relating to legal and other contingencies is incorporated herein by reference.

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors that could materially affect our business, financial condition or future results discussed in the Form 10-K for the year ended December 31, 2025 in Part I, Item 1A. "Risk Factors." The risks described in the Form 10-K and in this Item 1A are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. Other than the risk factors discussed below, there have been no material changes to our risk factors since December 31, 2025.

Risks Related to the Merger

The Merger is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on the Company. The completion of the Merger is subject to a number of conditions, including, among others, the approval of the Equity Residential share issuance proposal by the Equity Residential shareholders, the approval of the Company’s Merger proposal by our stockholders, and the absence of a law or order restraining, enjoining, rendering illegal or otherwise prohibiting the consummation of the Merger, which make the completion of the Merger and timing thereof uncertain. In addition, Equity Residential and the Company are entitled to terminate the Merger Agreement under certain circumstances.

If the Merger is not completed, the Company’s ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the Merger, the Company will be subject to a number of risks, including the following:

•the market price of our common stock could decline;
•we could owe substantial termination fees to Equity Residential under certain circumstances;
•if the Merger Agreement is terminated and the Company’s board seeks another business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms agreed to in the Merger Agreement;
•time, resources, and costs committed by our management team to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities for the Company;
•we may experience negative reactions from the financial markets or from their customers, suppliers, employees, labor unions or other business partners; and
•the Company will be required to pay its costs relating to the Merger, such as legal, accounting, financial advisory and printing fees, whether or not the Merger is completed.

In addition, if the Merger is not completed, the Company could be subject to litigation related to any failure to complete the Merger or to any enforcement proceeding commenced against the Company to perform its obligations under the Merger Agreement, and whether or not any such litigation has any merit, the cost of defending such litigation may be significant. The materialization of any of these risks could adversely impact our ongoing businesses.

Similarly, delays in the completion of the Merger could, among other things, result in additional transaction costs, loss of revenue, or other negative effects associated with uncertainty about completion of the Merger.

The exchange ratio will not be adjusted in the event of any change in either Equity Residential’s or the Company’s stock price. As a result, the Merger consideration payable to our stockholders may be subject to change if Equity Residential’s stock price fluctuates. Upon completion of the Merger, each eligible share of our common stock will be converted into the right to receive 2.793 Equity Residential common shares, plus the right to receive cash in lieu of fractional Equity Residential common shares, if any, into which such AvalonBay common stock would have been converted. The exchange ratio will not be adjusted for changes in the market price of either Equity Residential common shares or our common stock between the date the Merger Agreement was signed and completion of the Merger. Due to the fixed nature of the exchange ratio, fluctuations in the price of Equity Residential common shares will drive corresponding changes in the value of the Merger consideration payable to each AvalonBay stockholder, and accordingly, at the time of the Company’s special meeting, our stockholders will not know or be able to determine the market value of the consideration they will receive upon completion of the Merger. Factors influencing stock prices include:

•market reaction to the Merger announcement and combined company prospects;
•changes in the respective business, operations, assets, liabilities or financial outlook of either company;
•investor sentiment and perceived likelihood of closing of the Merger;
•economic conditions, geopolitical uncertainties, interest rates, regulatory developments and other factors generally affecting the market prices of Equity Residential common shares and our common stock and the broader financial markets;
•federal, state and local legislation, governmental regulation and legal developments in the businesses in which Equity Residential and the Company operate; and
•other factors beyond the control of Equity Residential and the Company.

The price of Equity Residential common shares has fluctuated since the date the Merger Agreement was executed, and may continue to fluctuate through the date of each of the Equity Residential special meeting and the Company’s special meeting and the date the Merger is completed. For example, based on the range of closing prices of Equity Residential common shares during the period from May 20, 2026, the last trading day before the public announcement of the Merger Agreement, through July 24, 2026, the exchange ratio resulted in an implied value of the Merger consideration ranging from a high of approximately $195.93 to a low of approximately $179.00 for each share of our common stock. The actual market value of the Equity Residential common shares received by our stockholders upon completion of the Merger may result in an implied value of the Merger consideration outside this range.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, which could discourage a potential competing acquiror of the Company from making an alternative proposal and, in specified circumstances, could require the Company to pay substantial termination fees to Equity Residential. The Merger Agreement contains certain provisions that restrict our ability to initiate, solicit, knowingly encourage or, subject to certain exceptions, engage in discussions or negotiations with respect to, or to approve or recommend, any alternative proposal. Further, even if the Equity Residential board withdraws or qualifies its recommendation with respect to the Equity Residential share issuance proposal or if our board withdraws or qualifies its recommendation with respect to the AvalonBay Merger proposal, Equity

Residential or AvalonBay, as the case may be, will still be required to submit each such proposal to a vote at their respective special meeting. In addition, the other party generally has an opportunity to offer to modify the terms of the transactions contemplated by the Merger Agreement in response to any alternative proposal before the board of the company that has received the alternative proposal may withdraw or qualify its recommendation with respect to the applicable Merger-related proposal.

In some circumstances, upon termination of the Merger Agreement in connection with an alternative proposal, we may be required to pay a termination fee of $1.070 billion to Equity Residential.

These provisions could discourage a potential third-party acquiror or Merger partner that might have an interest in acquiring all or a significant portion of the Company, or pursuing an alternative acquisition transaction, from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per-share value than the per-share value proposed to be received or realized in the Merger. In particular, a termination fee, if applicable, could result in a potential third-party acquiror or Merger partner proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay absent such a fee.

If the Merger Agreement is terminated in accordance with its terms, and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

The Merger will result in changes to the Equity Residential board that may affect the strategy of the combined company as compared to that of Equity Residential and AvalonBay independently. If the Merger is completed, the composition of the Equity Residential board will change. Immediately following the Merger, the combined company board will consist of fourteen (14) members, seven (7) of whom are current trustees of Equity Residential and seven (7) of whom are current directors of AvalonBay. The composition of the combined company board may affect the business strategy and operating decisions of the combined company upon the completion of the Merger.

We are subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect our business and operations. In connection with the pendency of the Merger, some customers, suppliers and other persons with whom we have a business relationship have delayed or deferred or may delay or defer certain business decisions or terminate, change, or renegotiate their relationships with us as a result of the Merger, which could negatively affect our revenues, earnings, and cash flows, as well as the market price of our common stock, regardless of whether the Merger is completed.

Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness, incur capital expenditures, settle litigation, amend organizational documents, declare dividends, enter new business lines and invest in third parties. Such limitations could adversely affect our businesses and operations prior to the completion of the Merger.

Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Merger.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees, and AvalonBay and Equity Residential may have difficulty attracting and motivating management personnel and other key employees, which could adversely affect the future business and operations of the combined company or, in the event the Merger is not completed, AvalonBay. AvalonBay and Equity Residential are dependent on the experience and industry knowledge of their respective management personnel and other key employees to execute their business plans. The combined company's success after the completion of the Merger will depend in part upon the ability of AvalonBay and Equity Residential to attract, motivate, and retain key management personnel and other key employees. Prior to completion of the Merger, current and prospective employees of AvalonBay and Equity Residential may experience uncertainty about their roles within the combined company following the completion of the Merger, which may have an adverse effect on the ability of each of AvalonBay and Equity Residential to attract, motivate or retain management personnel and other key employees. In addition, no assurance can be given that the combined company will be able to attract, motivate or retain management personnel and other key employees to the same extent that AvalonBay and Equity Residential have previously been able to attract or retain their own employees. These same risks apply to the ability of AvalonBay to retain its key management personnel and other key employees, in the event the Merger is not completed.

If the Merger is not consummated by the outside date, either Equity Residential or AvalonBay may terminate the Merger Agreement. Either Equity Residential or AvalonBay may terminate the Merger Agreement if the Merger has not been consummated by the outside date in the Merger Agreement. However, this termination right will not be available to a party if that party materially breached any of its obligations under the Merger Agreement and that breach resulted in the failure to consummate the Merger before such date. Any termination of the Merger Agreement may adversely affect our business, financial condition, results of operations and growth prospects.

If the Merger does not qualify as a “reorganization” under Section 368(a) of the Code, U.S. Holders of our common stock may be required to pay additional U.S. federal income taxes. Equity Residential and AvalonBay intend for the Merger to qualify as a “reorganization” within the meaning of Section 368(a) of the Code for U.S. federal income tax purposes. It is a condition to the obligation of each of Equity Residential and AvalonBay to complete the Merger that it receive an opinion from its respective external counsel (or other nationally recognized tax counsel as may be reasonably acceptable to the other party), dated as of the closing date of the Merger, to the effect that, on the basis of facts, representations and assumptions set forth or referred to in such opinion, the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code.

The foregoing opinions of counsel will be based on, among other things, certain representations made by Equity Residential and AvalonBay and certain assumptions, all of which must be consistent with the state of facts existing at the time of the Merger. If any of these representations or assumptions is, or becomes, inaccurate or incomplete, such opinion may be invalid, and the conclusions reached therein could be jeopardized. An opinion of counsel is not binding on the U.S. Internal Revenue Service (“IRS”) or the courts, and Equity Residential and AvalonBay have not sought and will not seek any ruling from the IRS regarding any matters relating to the Merger. As a result, there can be no assurance that the IRS would not assert that the Merger does not qualify as a “reorganization,” or that a court would not sustain such a position. If the IRS or a court were to determine that the Merger does not qualify as a “reorganization” within the meaning of Section 368(a) of the Code, a U.S. Holder (as defined below) generally would recognize gain or loss, as applicable, in an amount equal to the difference, if any, between (i) the fair market value of the Equity Residential common shares received by such U.S. Holder in the Merger and cash received in lieu of a fractional Equity Residential common share and (ii) such U.S. Holder’s adjusted tax basis in its shares of our common stock exchanged therefor. The term “U.S. Holder” means a beneficial owner of our common stock that is or is treated as, for U.S. federal income tax purposes, (i) an individual citizen or resident of the United States, (ii) a corporation organized in or under the laws of the United States or any state thereof or the District of Columbia, (iii) an estate the income of which is subject to U.S. federal income tax regardless of its source, or (iv) a trust if (a) a court within the United States is able to exercise primary supervision over the administration of such trust and one or more United States persons have the authority to control all substantial decisions of the trust or (b) such trust has made a valid election to be treated as a United States person for U.S. federal income tax purposes.

We have been and may continue to be the target of securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the Merger from being completed, whether or not such lawsuits have any merit. Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against or otherwise resolving these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition, and, in turn, if the Merger closes, on the liquidity and financial condition of the combined company. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect our businesses, financial positions and results of operations.

Our stockholders will not have appraisal rights or dissenters’ rights in the Merger. Appraisal rights (also known as dissenters’ rights) are statutory rights that, if applicable under law, enable stockholders to dissent from an extraordinary transaction, such as a Merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the extraordinary transaction.

Under Maryland law, dissenting stockholders may have, subject to satisfying certain procedures, the right to demand and receive payment of the fair value of their shares of stock in connection with certain transactions (often referred to as appraisal rights), including a proposed Merger, share exchange or sale of substantially all of the assets of the corporation. Under Maryland law and the Company’s charter, however, our stockholders are not entitled to appraisal or dissenters’ rights in connection with the Merger or any of the Transactions.

Even if the AvalonBay Merger proposal is approved by our stockholders, the date that our stockholders will receive the Merger consideration is still uncertain. Completing the Merger is subject to numerous conditions, not all of which are controllable or waivable by Equity Residential and AvalonBay. Accordingly, if the AvalonBay Merger proposal is approved by our stockholders, the date that our stockholders will receive the Merger consideration depends on the completion date of the Merger, which is uncertain.

Risks Relating to the Combined Company after Completion of the Merger

The combined company may be unable to successfully integrate the businesses of Equity Residential and AvalonBay and realize the anticipated benefits of the Merger. The success of the Merger will depend, in part, on the combined company’s ability to successfully combine the businesses of Equity Residential and AvalonBay, which currently operate as independent public companies, and realize the anticipated benefits, including synergies, cost savings, innovation, operational efficiencies and reduced cost of capital, from the combination. If the combined company is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected and the value of its common shares may be harmed. Additionally, as a result of the Merger, rating agencies may take negative actions against the combined company’s credit ratings, which may increase the combined company’s financing costs, including in connection with any financing of the Merger.

The Merger involves the integration of Equity Residential’s and AvalonBay’s businesses, which is a complex, costly, and time-consuming process. Neither Equity Residential nor AvalonBay has previously completed a transaction comparable in size or scope to the Merger. The integration of the two companies may result in material challenges, including, without limitation:

•the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the Merger;
•managing a larger combined company;
•creating, implementing, and executing a unified business strategy and operational, financial and managerial control with respect to the combined entity;
•maintaining employee morale and attracting, motivating, and retaining management personnel and other key employees;
•the possibility of faulty assumptions underlying expectations regarding the integration process;
•retaining existing business and operational relationships and attracting new business and operational relationships;
•issues in integrating information technology, operational, safety, communications and other systems, including maintaining cybersecurity and data privacy protections and avoiding security breaches, data loss, or service interruptions during the integration of the combined company’s systems;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations and inconsistencies in standards, controls, procedures and policies;
•coordinating geographically separate organizations;
•legislative, regulatory and economic developments, including the level of new multifamily communities construction and development, government regulations and competition, that may restrict or adversely impact the combined company’s business operations;
•expansion of rent control, rent stabilization, eviction moratoriums or other regulations that restrict the methods and strategies of the combined company’s business; and
•unforeseen expenses or delays associated with the Merger.

Many of these factors will be outside of the combined company’s control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect the combined company’s financial position, results of operations and cash flows.

Equity Residential and AvalonBay have operated, and until completion of the Merger will continue to operate, independently. Equity Residential and AvalonBay have not yet determined the exact nature of how the businesses and operations of the two companies will be combined after the Merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. In particular, the integration of two large multifamily REIT platforms – each with its own property management systems, technology platforms, employee benefit plans, and corporate cultures – presents significant operational challenges. Integration costs may exceed current estimates, and the combined company may incur significant one-time charges in connection with the integration.

Our stockholders will have a reduced ownership and voting interest after the Merger and will exercise less influence over the policies of the combined company than they now have on the policies of AvalonBay. Our stockholders presently have the right to vote in the election of our board and on other matters affecting the Company. Immediately after the Merger is completed, it is expected that legacy AvalonBay stockholders will own approximately 51% of the combined company’s common shares outstanding, based on the number of shares and stock-based awards of Equity Residential and AvalonBay outstanding as of July 6, 2026. As a result, our current stockholders will have less influence on the policies of the combined company than they now have on the policies of AvalonBay as an individual company.

The future results of the combined company may be adversely impacted if the combined company does not effectively manage its expanded operations following the completion of the Merger. Following the completion of the Merger, the size of the combined company’s business will be significantly larger than the current size of either Equity Residential’s or AvalonBay’s respective businesses. The combined company’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement operational, managerial, financial and strategic initiatives that address not only the integration of two independent stand-alone companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, synergies, cost savings and other benefits currently anticipated from the Merger.

The combined company is expected to incur substantial expenses related to the completion of the Merger and the integration of Equity Residential and AvalonBay. The combined company is expected to incur substantial expenses in connection with the completion of the Merger and the integration of Equity Residential and AvalonBay. There are a large number of processes, policies, procedures, operations, technologies, and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. The substantial majority of these costs will be non-recurring expenses related to the Merger (including any financing of the Merger), facilities, and systems consolidation costs. The combined company may incur additional costs to retain employees and/or maintain employee morale and to attract, motivate, or retain management personnel and other key employees. Equity Residential and AvalonBay will also incur transaction fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. Additionally, as a result of the Merger, rating agencies may take negative actions with regard to the combined company’s credit ratings, which may increase the combined company’s financing costs, including in connection with any financing of the Merger. These incremental transaction and Merger-related costs may exceed the savings the combined company expects to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term, and in the event there are material unanticipated costs.

In connection with the Merger, the combined company may refinance a significant amount of indebtedness and cannot guarantee that it will be able to obtain the necessary funds on favorable terms or at all. In connection with the Merger, the combined company may seek to refinance some or all of the indebtedness of each of Equity Residential and AvalonBay or, alternatively, seek any waivers or amendments that may be necessary or advisable to permit certain indebtedness to remain outstanding following the Merger. The combined company’s ability to obtain such refinancing, waivers or amendments will depend on, among other factors, prevailing market conditions and other factors beyond the control of the combined company. We cannot assure you that the combined company will be able to obtain financing on terms acceptable to the combined company or at all, and any such failure could materially adversely affect the operations and financial conditions of the combined company. If the combined company is not able to obtain such refinancing, waivers or amendments, it may be required to repay some or all of such indebtedness upon consummation of the Merger. Under such circumstances, the combined company may not have sufficient resources to repay such indebtedness. Completion of the Merger is not conditioned on completing such financing transactions.

The combined company will have significantly greater indebtedness than either Equity Residential or AvalonBay on a standalone basis, which may adversely affect the combined company’s financial flexibility and increase its exposure to interest rate risk. The significantly increased level of indebtedness of the combined company following the closing of the Merger may limit the combined company’s financial flexibility, increase its exposure to interest rate fluctuations, and require a greater portion of the combined company’s cash flows to be dedicated to debt service. A significant portion of the combined company’s indebtedness may bear interest at variable rates, and increases in interest rates could materially increase the combined company’s interest expense and adversely affect its financial condition and results of operations.

Following the Merger, the combined company cannot assure you that it will be able to pay dividends at or above the rate currently paid by Equity Residential or AvalonBay. Following the Merger, the combined company is expected to pay an initial annualized dividend equivalent to Equity Residential’s existing dividend per share, which is higher than AvalonBay’s current dividend yield per share. However, there can be no guarantee that shareholders of the combined company will receive dividends at the same rate, or any rate, that they received as Equity Residential shareholders or AvalonBay stockholders prior to the Merger. Dividend payments are subject to the discretion of the combined company board, which reserves the right to change the combined company’s dividend policy at any time and for any reason, including as a result of the other risk factors discussed in this section.

The combined company may incur adverse tax consequences if Equity Residential or AvalonBay has failed or fails to qualify as a REIT for U.S. federal income tax purposes. Each of Equity Residential and AvalonBay has operated in a manner that it believes has allowed it to qualify as a REIT for U.S. federal income tax purposes under the Code and intends to continue to do so through the time of the Merger. The combined company intends to continue operating in such a manner following the Merger. Neither Equity Residential nor AvalonBay has requested or plans to request a ruling from the IRS that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within the control of Equity Residential or AvalonBay may affect each company’s ability to qualify as a REIT. In order to qualify as a REIT, each of Equity Residential and AvalonBay must satisfy a number of requirements, including requirements regarding the ownership of its stock and the composition of its gross income and assets. Also, a REIT must make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding any net capital gains.

The closing of the Merger is conditioned on receipt by Equity Residential of an opinion from Goodwin Procter LLP (“Goodwin”) (or other nationally recognized tax counsel reasonably acceptable to Equity Residential), dated as of the closing date of the Merger, substantially in the form attached to the Merger Agreement, to the effect that, beginning with its taxable year ended December 31, 1994 and through its taxable year ending immediately prior to the Effective Time, AvalonBay has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and receipt by AvalonBay of an opinion from DLA Piper LLP (US) (“DLA Piper”) (or other nationally recognized tax counsel as may be reasonably acceptable to AvalonBay), dated as of the closing date of the Merger, substantially in the form attached to the Merger Agreement, to the effect that, beginning with its taxable year ended December 31, 1992, Equity Residential has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and Equity Residential’s proposed method of organization and operation will enable it to continue to satisfy the requirements for qualification and taxation as a REIT under the Code for its taxable year which includes the closing date of the Merger and thereafter. The foregoing REIT opinions, however, will be based on the factual representations provided by Equity Residential and AvalonBay to counsel and limited by the exceptions, assumptions and qualifications set forth therein, and if any such representations are or become inaccurate or incomplete, such opinions may be invalid and the conclusions reached therein could be jeopardized. The foregoing REIT opinions are not a guarantee that Equity Residential or AvalonBay, in fact, has qualified, or, in the case of Equity Residential, will continue to qualify, as a REIT, nor are such opinions binding on the IRS and there can be no assurance that the IRS will not take a contrary position or that such position would not be sustained.

If, notwithstanding the opinions described above, Equity Residential (or, following the Merger, the combined company) loses its REIT status, or is determined to have failed to qualify as a REIT in a prior year, it will face serious tax consequences that would substantially reduce the funds available for distribution to its shareholders, because:

•it would be subject to U.S. federal, state and local income tax on its net income at regular corporate rates for the years it did not qualify as a REIT (and, for such years, would not be allowed a deduction for dividends paid to shareholders in computing its taxable income);
•it could be subject to a U.S. federal alternative minimum tax, stock buyback excise tax, and possibly increased state and local taxes for such periods;
•unless it is entitled to relief under certain U.S. federal income tax laws, neither it nor any “successor” company could re-elect REIT status until the fifth calendar year after the year in which it was disqualified as a REIT;
•if it were to re-elect REIT status, it would have to distribute all earnings and profits from non-REIT years before the end of the first new REIT taxable year; and
•for five years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, it could be subject to U.S. federal corporate level income tax with respect to any built-in gain inherent in such asset at the time of re-election.

Even if Equity Residential (or, following the Merger, the combined company) retains its REIT status, if AvalonBay is determined to have lost its REIT status for a taxable year ending on or before the Merger, AvalonBay would be subject to adverse tax consequences similar to those described above. This could substantially reduce the combined company’s funds available for distributions to shareholders, because, assuming that the combined company otherwise maintains its REIT qualification:

•the combined company generally would be subject to U.S. federal corporate level income tax with respect to the built-in gain on each asset of AvalonBay existing at the time of the Merger if the combined company were to dispose of the AvalonBay asset during the five-year period following the Merger;
•the combined company would succeed to any earnings and profits accumulated by AvalonBay for taxable periods that it did not qualify as a REIT, and the combined company would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits (or if the combined company does not timely distribute those earnings and profits, the combined company could fail to qualify as a REIT); and
•if AvalonBay incurred any unpaid tax liabilities, including penalties and interest, prior to the Merger, those tax liabilities would be transferred to the combined company as a result of the Merger.

If there is an adjustment to AvalonBay’s taxable income or dividends paid deductions, the combined company could elect to use the deficiency dividend procedure in order to maintain AvalonBay’s REIT status. That deficiency dividend procedure could require the combined company to make significant distributions to its shareholders and to pay significant interest to the IRS.

As a result of all these factors, Equity Residential’s or AvalonBay’s (or, following the Merger, the combined company’s) failure to qualify as a REIT could impair the combined company’s ability to expand its business and raise capital, and would materially adversely affect the value of its common shares.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)(3)
April 1 - April 30, 2026	135	$164.19	—	$914,354
May 1 - May 31, 2026	143	$183.45	—	$914,354
June 1 - June 30, 2026	9,124	$177.43	—	$914,354
Total	9,402	$177.33	—
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
(3)Represents remaining repurchase authority as of the indicated month end under the 2026 Stock Repurchase Program.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

During the three months ended June 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.        EXHIBITS

Exhibit No.		Description

2.1	—
Agreement and Plan of Merger, dated as of May 20, 2026, by and among AvalonBay Communities, Inc., Equity Residential, ERP Operating Limited Partnership and Canopy Merger Sub LLC. (Incorporated by reference to Exhibit 2.1 to Form 8-K of the Company filed May 21, 2026.)

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

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on October 30, 2023. (Incorporated by reference to Exhibit 3.1 to Form 8-K of the Company filed October 30, 2023.)
10.1	—	AvalonBay Communities, Inc. 2026 Equity Incentive Plan. (Incorporated by reference to Appendix II to the Company's definitive Proxy Statement on Schedule 14A filed on April 6, 2026.)
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)
32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)
101	—
Financial materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) including: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements. (Filed herewith.)

104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document). (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	July 30, 2026	/s/ Benjamin W. Schall
Benjamin W. Schall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 30, 2026	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)